Form 10-K
period 2014-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2015-02-10
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2014 was $8.2 billion.
The number of Registrant’s common shares outstanding on February 6, 2015 was 68,664,043.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2014 annual meeting of shareholders to be held in May 2015 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects comprising approximately 20.2 million square feet. In total, the real estate projects were 95.6% leased and 94.7% occupied at December 31, 2014. A joint venture in which we own a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of December 31, 2014. In total, the joint venture properties in which we own an interest were 86.1% leased and 82.8% occupied at December 31, 2014. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 47 consecutive years.
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
Business Objectives and Strategies
Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail focused properties that will:

•	provide increasing cash flow for distribution to shareholders;

•	generate higher internal growth than the shopping center industry;

•	provide potential for capital appreciation; and

•	protect investor capital.
Our portfolio includes, and we continue to acquire and redevelop, high quality retail in many formats ranging from regional, community and neighborhood shopping centers that often are anchored by grocery stores to mixed-use properties that are typically centered around a retail component but also include office, residential and/or hotel components.
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

Investment Criteria
When we evaluate potential redevelopment, retenanting, expansion, acquisition and development opportunities, we consider such factors as:

•	the expected returns in relation to our short and long-term cost of capital as well as the anticipated risk we will face in achieving the expected returns;

•	the anticipated growth rate of operating income generated by the property;

•	the ability to increase the long-term value of the property through redevelopment and retenanting;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	the geographic area in which the property is located, including the population density and household incomes, as well as the population and income trends in that geographic area;

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
Employees
At February 6, 2015, we had 269 full-time employees and 136 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Demand for our retail spaces has been strong and while there can be no assurance that this will continue, we remain optimistic given the trends we have seen over the past few years. However, any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. While our anchor tenant space is currently well occupied, we have seen an overall decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.
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
As of December 31, 2014, we had approximately $2.4 billion of debt outstanding. Of that outstanding debt, approximately $563.7 million was secured by all or a portion of 14 of our real estate projects and approximately $71.6 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $34.4 million of debt secured by two properties as of December 31, 2014. Approximately $2.4 billion (99.6%) of our debt as of December 31, 2014 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our unconsolidated joint venture’s debt of $34.4 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2014, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
Our development activities have inherent risks.
The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not look to acquire raw land for future development; however, we do intend to complete the development and construction of future phases of projects we already own, such as Santana Row in San Jose, California, Assembly Row in Somerville, Massachusetts, and Pike & Rose in North Bethesda, Maryland. We may undertake development of these and other projects on our own or bring in third parties if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

During 2014, construction on Phase I of both Assembly Row and Pike & Rose continued with portions of both projects opening in 2014 and the remainder of Phase I of both projects expected to be completed in 2015.  Additionally, we plan to proceed with the development of Phase II at Pike & Rose with construction expected to commence in the first half of 2015. At Santana Row, we completed and stabilized the new 212 unit residential building and commenced construction in Q4 2014 on a new 225,500 square foot office building. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	delivery of residential product (both rental units and for sale condominium units) into uncertain residential environments may result in lower rents or sale prices than underwritten;

•	substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects, including expected public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	the third-party developer of office or other buildings may not deliver or may encounter delays in delivering space as planned;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

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
Of our approximately $2.4 billion of debt outstanding as of December 31, 2014, approximately $284.4 million bears interest at variable rates of which $275.0 million is effectively fixed through two interest rate swap agreements. We have a $600.0 million revolving credit facility, on which no balance is outstanding at December 31, 2014, that bears interest at LIBOR plus 90 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. The interest rate on our $275.0 million term loan is currently fixed at 2.62% as a result of two interest rate swap agreements. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2014, we held seven predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure. Additionally, in fourth quarter 2014, we entered into a joint venture agreement related to the hotel component of Phase II of our Pike & Rose development project. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2014, we held the managing general partnership or membership interest in all of our existing co-investments (except the hotel investment discussed above) we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
On July 1, 2004, we entered into a joint venture with Clarion for purposes of acquiring properties. Although we are the managing general partner of that entity, we have only a 30% ownership interest in that entity. Our partner’s consent is required to take certain actions with respect to the properties acquired by the venture and, as a result, we may not be able to take actions that we believe are necessary or desirable to protect or increase the value of the property or the property’s income stream. Pursuant to the terms of our partnership, we must obtain our partner’s consent to do the following:

•	enter into new anchor tenant leases, modify existing anchor tenant leases or enforce remedies against anchor tenants;

•	make certain repairs, renovations or other changes or improvements to properties; and

•	sell or finance the property with secured debt.
Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2014, this joint venture owned six properties.
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
The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) during the last half of any taxable year. To protect our REIT status, our declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding capital stock. If that happened, either the transfer of ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.
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
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2014, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 89 predominantly retail real estate projects comprising approximately 20.2 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2014 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2014, we had approximately 2,700 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 3.1% of our annualized base rent as of December 31, 2014. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.

Geographic Diversification
Our 89 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2014.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	18	3,851,000	19.0%
Virginia	15	3,595,000	17.8%
California	13	3,411,000	16.9%
Pennsylvania(1)	10	2,295,000	11.3%
Massachusetts	7	1,708,000	8.4%
New Jersey	6	1,688,000	8.3%
New York	5	1,137,000	5.6%
Illinois	4	751,000	3.7%
Florida	3	698,000	3.4%
Connecticut(1)	3	398,000	2.0%
Michigan	1	217,000	1.1%
Texas	1	172,000	0.9%
District of Columbia	2	168,000	0.8%
North Carolina	1	153,000	0.8%
Total	89	20,242,000	100.0%

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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2014, represented approximately 5.6% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2014 for each of the 10 years beginning with 2015 and after 2024 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2014.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2015	1,203,000	6%	$30,857,000	6%
2016	1,907,000	10%	51,812,000	11%
2017	2,602,000	14%	66,746,000	14%
2018	2,425,000	13%	59,936,000	12%
2019	2,619,000	14%	63,209,000	13%
2020	1,471,000	8%	37,669,000	8%
2021	1,230,000	6%	34,128,000	7%
2022	1,257,000	6%	31,054,000	6%
2023	909,000	5%	27,175,000	5%
2024	1,002,000	5%	28,994,000	6%
Thereafter	2,547,000	13%	59,022,000	12%
Total	19,172,000	100%	$490,602,000	100%
Lease Rollovers
For 2014, we signed leases for a total of 1,765,000 square feet of retail space including 1,545,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 16% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 704,000 square feet at an average rental increase of 25% on a cash basis and 38% on a straight-line basis. Renewals for comparable spaces were signed for 840,000 square feet at an average rental increase of 11% on a cash basis and 23% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $44.46 per square foot for new leases and $1.27 per square foot for renewals in 2014.
For 2013, we signed leases for a total of 1,629,000 square feet of retail space including 1,370,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 20% on a cash basis and 33% on a straight-line basis. New leases for comparable spaces were signed for 586,000 square feet at an average rental increase of 35% on a cash basis and 51% on a straight-line basis. Renewals for comparable spaces were signed for 784,000 square feet at an average rental increase of 10% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $45.83 per square foot for new leases and $1.70 for renewal leases in 2013.
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
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year and expect that volume for 2015 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2014. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	104,000	$44.73	98%	H & M
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$39.48	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$22.12	98%	Sprouts Rite Aid Sports Authority
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	438,000	$15.71	100%	Home Depot Michaels Pak-N-Save Target
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$23.58	98%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	24,000	$36.92	100%
Hollywood Blvd Hollywood, CA 90028(6)	1929, 1991	1999	187,000	$30.53	99%	Marshalls La La Land DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	80,000	$31.11	100%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	95,000	$37.26	98%	Gap Banana Republic Anthropologie
Plaza El Segundo El Segundo, CA 90245(5)(10)	2006-2007	2011	380,000	$37.88	99%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods Container Store
Santana Row San Jose, CA 95128	2002, 2009	1997	649,000	$49.44	98%	H&M Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997, 2012	662 units	N/A	97%
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$69.57	100%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Center San Jose, CA 95129	1960-1966	2004	637,000	$16.11	98%	Nike Factory Target Walmart Neighborhood Market Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack J. Crew Gap Factory Store
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	267,000	$12.89	91%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013	95,000	$28.04	95%	Stop & Shop Equinox

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$61.00	100%	Saks Fifth Avenue

District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$28.12	100%	Marshalls DSW Maggiano’s Nordstrom Rack
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$40.60	79%	Petco
Florida
Courtyard Shops Wellington, FL 33414	1990, 1998	2008	130,000	$20.62	99%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	194,000	$15.53	75%	Winn Dixie CVS
Tower Shops Davie, FL 33324	1989	2011/2014	374,000	$18.83	99%	Ulta Best Buy DSW Old Navy Ross Dress For Less TJ Maxx
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$21.39	93%	Golfsmith Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	314,000	$11.58	91%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.68	95%	Mariano's Fresh Market Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$12.18	89%	Jewel Osco
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006 2008/2010	533,000	$48.08	97%	Apple Computer Barnes & Noble Equinox Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	328,000	$35.73	100%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market
Congressional Plaza Residential Rockville, MD 20852(5)	2003	1965	146 units	N/A	93%
Courthouse Center Rockville, MD 20852	1975	1997	35,000	$23.53	67%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$33.78	100%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(9)	1970	2007	279,000	$16.54	87%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$26.55	91%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore
Governor Plaza Glen Burnie, MD 21961	1963	1985	242,000	$18.39	97%	Aldi Dick’s Sporting Goods

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Laurel Laurel, MD 20707	1956	1986	389,000	$22.11	80%	L.A. Fitness Giant Food Marshalls
Montrose Crossing Rockville, MD 20852 (5)(10)	1960-1979, 1996, 2011	2011/2013	363,000	$24.55	99%	A.C. Moore Giant Food Sports Authority Barnes & Noble Marshalls
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$14.23	96%	Micro Center Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike & Rose North Bethesda, MD 20852 (12)	1963, 2014	1982/2007/2012	92,000	$44.96	100%	iPic Theater Gap/Gap Kids
Pike & Rose Residential North Bethesda, MD 20852 (12)	2014	1982/2007	174 units	N/A	85%
Plaza Del Mercado Silver Spring, MD 20906(9)	1969	2004	96,000	$35.56	62%	CVS
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	265,000	$21.86	92%	HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852 (8)	2006-2007	2006-2007	187,000	$29.82	88%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(10)	1960	1971	282 units	N/A	94%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(10)	1997	2007	298,000	$24.07	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$46.75	100%
White Marsh Other Baltimore, MD 21236	1985	2007	73,000	$29.62	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$21.70	100%	Giant Food
Wildwood Bethesda, MD 20814(10)	1958	1969	84,000	$90.51	87%	CVS Balducci’s
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145 (12)	2005, 2014	2005-2011, 2013	657,000	$22.49	99%	AMC Theatres LEGOLAND Discovery Center Saks Fifth Avenue Off 5th Nike Factory J. Crew Legal on the Mystic Bed, Bath & Beyond TJ Maxx
Atlantic Plaza North Reading, MA 01864(9)	1960	2004	123,000	$17.10	88%	Stop & Shop
Campus Plaza Bridgewater, MA 02324(9)	1970	2004	116,000	$14.70	100%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(10)	1962-1969, 2008	2006-2008	222,000	$11.41	100%	Sav-A-Lot Home Depot Planet Fitness
Chelsea Commons Residential Chelsea, MA 02150	2013	2008	56 units	N/A	93%
Dedham Plaza Dedham, MA 02026	1959	1993	241,000	$15.92	97%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$45.64	96%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.71	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$16.44	99%	HomeGoods TJ Maxx Hannaford

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Saugus Plaza Saugus, MA 01906	1976	1996	168,000	$11.66	100%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.59	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$24.15	97%	Stein Mart Trader Joe’s

New Jersey
Brick Plaza Brick Township, NJ 08723(4)(10)	1958	1989	422,000	$17.12	89%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Brook 35 Sea Girt, NJ 08750(5)(7)(10)	1986, 2004	2014	98,000	$33.31	94%	Ann Taylor Banana Republic Coach Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$15.35	97%	Whole Foods Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)(8)	1975	2003	501,000	$24.25	98%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(7)(10)	1988, 1993 & 2007	2014	192,000	$41.94	98%	Lululemon Brooks Brothers Anthropologie Pottery Barn J. Crew Banana Republic Williams-Sonoma
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$21.17	99%	Pathmark L.A. Fitness
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$29.56	100%	Island of Gold Modell's AMC Loews Kohl’s Michaels
Greenlawn Plaza Greenlawn, NY 11743(9)(10)	1975, 2004	2006	106,000	$17.38	95%	Waldbaum’s Tuesday Morning
Hauppauge Hauppauge, NY 11788(10)	1963	1998	134,000	$27.77	99%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	$25.66	100%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$26.67	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	246,000	$22.49	63%	Dick's Sporting Goods Marshalls Waldbaum's
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	265,000	$15.64	96%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	295,000	$23.18	96%	Acme Markets Lord & Taylor Michaels L.A. Fitness

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Flourtown Flourtown, PA 19031	1957	1980	160,000	$20.67	97%	Giant Food
Lancaster Lancaster, PA 17601(8)	1958	1980	127,000	$17.03	97%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$15.93	99%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008(10)	1972	1980	355,000	$18.65	97%	Acme Markets TJ Maxx HomeGoods Kaplan Career Institute
Northeast Philadelphia, PA 19114	1959	1983	288,000	$12.56	89%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	123,000	$9.60	85%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	212,000	$19.42	99%	Home Goods Marshalls Barnes & Noble
Wynnewood Wynnewood, PA 19096(10)	1948	1996	251,000	$26.88	98%	DSW Bed, Bath & Beyond Giant Food Old Navy
Texas
Houston Street San Antonio, TX 78205	1890-1935	1998	172,000	$24.49	93%	Hotel Valencia Walgreens
Virginia
29th Place Charlottesville, VA 22091(10)	1975-2001	2007	169,000	$17.31	98%	HomeGoods DSW Stein Mart Staples
Barcroft Plaza Falls Church, VA 22041(9)(10)	1963, 1972 & 1990	2006-2007	100,000	$24.14	79%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905(10)	1958	1985	497,000	$24.01	97%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$33.13	100%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	261,000	$27.39	92%	Stein Mart Giant Food L.A. Fitness
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$45.04	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$22.86	93%	Giant Food Pier 1 Imports Office Depot Petsmart
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	569,000	$17.23	97%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym Staples
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$36.35	84%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$21.95	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	299,000	$36.93	97%	Harris Teeter Bed, Bath & Beyond L.A. Fitness DSW

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Pike 7 Plaza Vienna, VA 22180	1968	1997	164,000	$42.52	100%	DSW Staples TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	109,000	$25.04	92%	Talbots L.A. Mart
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$42.27	95%	Trader Joe's
Village at Shirlington Arlington, VA 22206(8)	1940, 2006-2009	1995	261,000	$34.66	95%	AMC Loews Carlyle Grand Café Harris Teeter
Willow Lawn Richmond, VA 23230	1957	1983	445,000	$17.53	92%	Kroger Old Navy Ross Dress For Less Staples
Total All Regions—Retail(11)			20,242,000	$25.59	96%
Total All Regions—Residential			1,500 units		94%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage but is not material in total.

(2)
Average base rent is calculated as the aggregate, annualized in-place contractual (defined as cash basis including adjustments for concessions) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces.

(3)
Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.

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

(11)
Aggregate information is calculated on a GLA weighted-average basis, excluding properties owned through a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.

(12)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2014
Fourth quarter	$137.18	$118.28	$0.870
Third quarter	$125.80	$117.12	$0.870
Second quarter	$123.11	$112.07	$0.780
First quarter	$114.72	$100.90	$0.780
2013
Fourth quarter	$108.15	$100.30	$0.780
Third quarter	$107.44	$96.99	$0.780
Second quarter	$117.96	$96.21	$0.730
First quarter	$109.30	$104.50	$0.730
On February 6, 2015, there were 2,971 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 47 consecutive years.
Our total annual dividends paid per common share for 2014 and 2013 were $3.21 per share and $2.97 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2015 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2014	2013
Ordinary dividend	$3.178	$2.911
Capital gain	0.032	0.059
	$3.210	$2.970
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2009, and ending December 31, 2014, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE Amex (formerly known as the American Stock Exchange), or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2014, there were no redemptions of operating partnership units. All other equity securities sold by us during 2014 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2014, no equity securities were purchased by us.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2010 through 2013 have been reclassified to conform to the 2014 presentation.

	Year Ended December 31,
	2014		2013		2012		2011		2010
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$666,322		$620,089		$580,114		$536,749		$520,677
Property operating income(1)	$474,167		$446,959		$426,721		$381,335		$371,198
Income from continuing operations	$167,888		$137,811		$142,972		$130,319		$124,778
Gain on sale of real estate	$4,401		$28,855		$11,860		$15,075		$1,410
Net income	$172,289		$167,608		$156,232		$149,612		$128,237
Net income attributable to the Trust	$164,535		$162,681		$151,925		$143,917		$122,790
Net income available for common shareholders	$163,994		$162,140		$151,384		$143,376		$122,249
Net cash provided by operating activities	$346,130		$314,498		$296,633		$244,711		$256,735
Net cash used in investing activities	$(396,150)		$(345,198)		$(273,558)		$(196,369)		$(187,088)
Net cash provided by (used in) financing activities	$9,044		$82,639		$(53,893)		$3,667		$(189,239)
Dividends declared on common shares	$224,190		$198,965		$182,813		$171,335		$163,382
Weighted average number of common shares outstanding:
Basic	67,322		65,331		63,881		62,438		61,182
Diluted	67,492		65,483		64,056		62,603		61,324
Earnings per common share, basic:
Continuing operations	$2.35		$2.01		$2.15		$1.98		$1.93
Discontinued operations	—		0.38		0.02		0.31		0.05
Gain on sale of real estate	0.07		0.08		0.19		—		0.01
Total	$2.42		$2.47		$2.36		$2.29		$1.99
Earnings per common share, diluted:
Continuing operations	$2.34		$2.00		$2.14		$1.97		$1.93
Discontinued operations	—		0.38		0.02		0.31		0.04
Gain on sale of real estate	0.07		0.08		0.19		—		0.01
Total	$2.41		$2.46		$2.35		$2.28		$1.98
Dividends declared per common share	$3.30		$3.02		$2.84		$2.72		$2.66
Other Data:
Funds from operations available to common shareholders(2)	$327,597		$289,938		$277,237		$251,576		$239,210
EBITDA(3)	$447,495		$446,555		$410,918		$374,131		$352,481
Adjusted EBITDA(3)	$443,094		$417,700		$399,058		$357,030		$351,071
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)	3.5	x	3.3	x	3.3	x	3.5	x	3.1	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)	3.5	x	3.1	x	3.2	x	3.3	x	3.1	x

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$5,608,998	$5,149,463	$4,779,674	$4,426,444	$3,895,942
Total assets	$4,546,870	$4,219,294	$3,898,565	$3,666,210	$3,159,553
Mortgages payable and capital lease obligations	$635,345	$660,127	$832,482	$810,616	$589,441
Notes payable	$290,519	$300,822	$299,575	$295,159	$97,881
Senior notes and debentures	$1,483,813	$1,360,913	$1,076,545	$1,004,635	$1,079,827
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity	$1,692,556	$1,471,297	$1,310,593	$1,240,604	$1,115,768
Number of common shares outstanding	68,606	66,701	64,815	63,544	61,526

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

The reconciliation of operating income to property operating income is as follows:

	2014	2013	2012	2011	2010
	(In thousands)
Operating income	$271,037	$254,161	$253,862	$226,462	$228,145
General and administrative	32,316	31,970	31,158	28,985	24,189
Litigation provision	—	—	—	—	330
Depreciation and amortization	170,814	160,828	141,701	125,888	118,534
Property operating income	$474,167	$446,959	$426,721	$381,335	$371,198

(2)
Funds from operations ("FFO") is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	2014	2013	2012	2011	2010
	(In thousands)
Net income	$172,289	$167,608	$156,232	$149,612	$128,237
Net income attributable to noncontrolling interests	(7,754)	(4,927)	(4,307)	(5,695)	(5,447)
Gain on sale of real estate	(4,401)	(28,855)	(11,860)	(15,075)	(1,410)
Gain on deconsolidation of VIE	—	—	—	(2,026)	—
Depreciation and amortization of real estate assets	152,505	144,873	125,611	113,188	107,187
Amortization of initial direct costs of leases	12,391	10,694	10,935	10,432	9,552
Depreciation of joint venture real estate assets	1,555	1,504	1,513	1,771	1,499
Funds from operations	326,585	290,897	278,124	252,207	239,618
Dividends on preferred shares	(541)	(541)	(541)	(541)	(541)
Income attributable to operating partnership units	3,027	888	943	981	980
Income attributable to unvested shares	(1,474)	(1,306)	(1,289)	(1,071)	(847)
Funds from operations available for common shareholders	$327,597	$289,938	$277,237	$251,576	$239,210

(3) The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because it approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2014	2013	2012	2011	2010
	(In thousands)
Net income	$172,289	$167,608	$156,232	$149,612	$128,237
Depreciation and amortization	170,814	161,099	142,039	126,568	119,817
Interest expense	93,941	104,977	113,336	98,465	101,882
Early extinguishment of debt	10,545	13,304	—	(296)	2,801
Other interest income	(94)	(433)	(689)	(218)	(256)
EBITDA	447,495	446,555	410,918	374,131	352,481
Gain on sale of real estate	(4,401)	(28,855)	(11,860)	(15,075)	(1,410)
Gain on deconsolidation of VIE	—	—	—	(2,026)	—
Adjusted EBITDA	$443,094	$417,700	$399,058	$357,030	$351,071

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $10.5 million and $13.3 million of early extinguishment of debt charge from fixed charges in 2014 and 2013, respectively, the ratio of EBITDA and adjusted EBITDA to combined fixed charges and preferred share dividends is 3.9x and 3.8x, respectively, for 2014 and 3.7x and 3.4x, respectively, for 2013.
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

Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects comprising approximately 20.2 million square feet. In total, the real estate projects were 95.6% leased and 94.7% occupied at December 31, 2014. A joint venture in which we own a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of December 31, 2014. In total, the joint venture properties in which we own a 30% interest were 86.1% leased and 82.8% occupied at December 31, 2014. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 47 consecutive years.
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
Revenue Recognition and Accounts Receivable
Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2014 and 2013, our allowance for doubtful accounts was $12.4 million and $12.7 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 0.3% in 2014 reflecting positive economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $6.7 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2014 and 2013, accounts receivable includes approximately $66.1 million and $60.6 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
Real Estate
The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews may take into account such factors as the historical retirement and replacement of our assets, expected redevelopments, and general economic and real estate factors. Certain events, such as unforeseen competition or changes in customer shopping habits, could substantially alter our assumptions regarding our ability to realize the expected return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to be charged against both the current and future revenues. These assessments have a direct impact on our net income. The longer the economic useful life, the lower the depreciation expense will be for that asset in a fiscal period, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $277 million and $7 million, respectively, for 2014 and $275 million and $6 million, respectively, for 2013. We capitalized external and internal costs related to other property improvements of $45 million and $2 million, respectively, for 2014 and $48 million and $1 million, respectively, for 2013. We capitalized external and internal costs related to leasing activities of $29 million and $7 million, respectively, for 2014 and $9 million and $6 million, respectively, for 2013. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $1 million, and $6 million, respectively, for 2014 and $6 million, $1 million, and $5 million, respectively, for 2013. Total capitalized costs were $367 million and $345 million for 2014 and 2013, respectively.
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

Recently Adopted and Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
2014 Significant Property Acquisitions and Disposition

Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). Approximately $1.7 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively. Additionally, $71.1 million was allocated to redeemable and nonredeemable noncontrolling interests. We incurred $2.0 million of acquisition costs, of which $1.0 million were incurred in 2014, and are included in "general and administrative expenses" in 2014 and 2013 on the accompanying consolidated statements of comprehensive income.
We entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. As this noncontrolling interest is mandatorily redeemable, it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the December 31, 2014 consolidated balance sheet. An additional noncontrolling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.
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
Subsequent Event - 2015 Property Acquisition
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, which has a stated interest rate of 5.27% and matures on January 1, 2016, approximately 58,000 downREIT operating partnership units and approximately $27 million of cash. We incurred $0.7 million of acquisition costs in 2014 which are included in "general and administrative expenses."
2014 Significant Debt and Equity Transactions
In connection with the acquisition of The Grove at Shrewsbury and Brook 35 on January 1, 2014, we assumed mortgage loans with a face amount of $68.3 million and a fair value of $73.8 million. The mortgage loans are secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(In millions)
Brook 35 Plaza	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury (East)	$45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	$11.4	6.38%	March 1, 2018

During 2014, we refinanced or issued the following loans or debt securities:

		Amount	Stated Interest Rate	Refinance/Issuance Date	Maturity Date
		(In millions)
Brook 35 Plaza Mortgage Loan	Refinance	$11.5	4.65%	June 2, 2014	July 1, 2029
4.50% Senior Notes (1)	Issuance	$250.0	4.50%	November 14, 2014	December 1, 2044
THE AVENUE at White Marsh Mortgage Loan	Refinance	$52.7	3.35%	December 15, 2014	January 1, 2022

(1) The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.6 million.
During 2014, we fully repaid or redeemed the following loans or debt securities:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
Melville Mall Mortgage Loan	$20.3	June 3, 2014	September 1, 2014
East Bay Bridge Mortgage Loan (1)	$61.0	December 10, 2014	March 1, 2016
5.65% Senior Notes (2)	$125.0	December 12, 2014	June 1, 2016

(1) The total amount due at payoff of $64.0 million included a prepayment premium of $3.0 million and accrued but unpaid interest of $0.1 million. The prepayment premium is included in "early extinguishment of debt" in 2014
(2) The redemption price of $134.5 million included a make-whole premium of approximately $9.2 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" in 2014.
On August 28, 2014, we amended our term loan agreement and lowered the spread over LIBOR by 40 basis points from 130 basis points to 90 basis points based on our current credit rating. The amendment also provides us the option to extend the maturity date by one year.
On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2014, we issued 469,200 common shares at the weighted average price per share of $132.54 for net cash proceeds of $61.5 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2014, we issued 1,768,583 common shares at a weighted average price per share of $122.09 for net cash proceeds of $213.6 million and paid $2.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2014, we had the capacity to issue up to $84.1 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we remain optimistic given the trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2014, no single tenant accounted for more than 3.1% of annualized base rent.

Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2015, we expect to have redevelopment projects stabilizing with projected costs of approximately $67 million.
We continue our ongoing redevelopment efforts at Santana Row. Our most recent 212 unit residential building was completed during second quarter. The building was 98.6% leased as of December 31, 2014, and had a total cost of $76 million. We are also proceeding with our next phase of redevelopment which is a six story building including approximately 225,500 square feet of office space, 1,500 square feet of retail space, and 670 parking spaces. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 348 residential units and 69,000 square feet of commercial space. We are currently in the process of seeking additional entitlements and have under control an additional 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2014 is approximately $359 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 326,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 450 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Minimal amounts of construction remain to be completed on the first phase. The retail space in Phase I opened during 2014 and currently is 97.3% leased; the office space will open in 2015. Phase I is expected to stabilize in 2015/2016. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million (net of reimbursements) of which $189 million has been incurred to date. In total, we invested $74 million in Assembly Row in 2014, net of public funding, and expect to invest between $20 million and $30 million in Assembly Row in 2015.
Additionally, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space and an additional 100,000 square feet of retail space to Assembly Row. The ground lease agreement includes a purchase option. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose involved demolition of roughly 25% of the gross leasable area at Mid-Pike Plaza (which was completed during the second quarter of 2012). The remainder of Mid-Pike Plaza was fully demolished in the third quarter of 2014. Phase I of Pike & Rose includes 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened and is 85.1% leased as of December 31, 2014. Approximately 79,000 square feet of the retail space in Phase I opened in 2014 and we expect the remaining retail, office and 319 unit residential building to open in 2015. We expect Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $255 million to $265 million of which $217 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose and expect building construction to commence in the first half of 2015. Phase II is expected to include approximately 185,000 square feet of retail space, a 177-room select-service hotel and 264 residential units. Total expected costs range from $195 million to $200 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $50 million to $53 million. We invested $128 million in Pike & Rose in 2014 and expect to invest between $80 million and $110 million in Pike & Rose in 2015.
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
At December 31, 2014, the leasable square feet in our properties was 94.7% occupied and 95.6% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the year ended December 31, 2014 and the comparison of 2014 and 2013, all or a portion of 78 properties were considered same-center and thirteen properties were considered redevelopment or expansion. For the year ended December 31, 2014, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was moved from redevelopment as it was vacant and was demolished in 2014, compared to the designations as of December 31, 2013. For the year ended December 31, 2013 and the comparison of 2013 and 2012, all or a portion of 79 properties were considered same-center and eleven properties were considered redevelopment or expansion. For the year ended December 31, 2013, three properties were moved from acquisition to same-center and one property was moved from redevelopment to same-center compared to the designations as of December 31, 2012. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

			Change
	2014	2013	Dollars	%
	(Dollar amounts in thousands)
Rental income	$666,322	$620,089	$46,233	7.5%
Other property income	14,758	12,169	2,589	21.3%
Mortgage interest income	5,010	5,155	(145)	(2.8)%
Total property revenue	686,090	637,413	48,677	7.6%
Rental expenses	135,417	118,695	16,722	14.1%
Real estate taxes	76,506	71,759	4,747	6.6%
Total property expenses	211,923	190,454	21,469	11.3%
Property operating income	474,167	446,959	27,208	6.1%
Other interest income	94	433	(339)	(78.3)%
Income from real estate partnerships	1,243	1,498	(255)	(17.0)%
Interest expense	(93,941)	(104,977)	11,036	(10.5)%
Early extinguishment of debt	(10,545)	(13,304)	2,759	(20.7)%
General and administrative expense	(32,316)	(31,970)	(346)	1.1%
Depreciation and amortization	(170,814)	(160,828)	(9,986)	6.2%
Total other, net	(306,279)	(309,148)	2,869	(0.9)%
Income from continuing operations	167,888	137,811	30,077	21.8%
Discontinued operations - income	—	942	(942)	(100.0)%
Discontinued operations - gain on sale of real estate	—	23,861	(23,861)	(100.0)%
Gain on sale of real estate	4,401	4,994	(593)	(11.9)%
Net income	172,289	167,608	4,681	2.8%
Net income attributable to noncontrolling interests	(7,754)	(4,927)	(2,827)	57.4%
Net income attributable to the Trust	$164,535	$162,681	$1,854	1.1%

Property Revenues
Total property revenue increased $48.7 million, or 7.6%, to $686.1 million in 2014 compared to $637.4 million in 2013. The percentage occupied at our shopping centers decreased to 94.7% at December 31, 2014 compared to 95.1% at December 31, 2013. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $46.2 million, or 7.5%, to $666.3 million in 2014 compared to $620.1 million in 2013 due primarily to the following:

•
an increase of $17.7 million at same-center properties due primarily to higher rental rates of approximately $9.4 million and a $7.4 million increase in recovery income (largely the result of reimbursements for higher snow removal costs),

•	an increase of $16.6 million attributable to properties acquired in 2014 and 2013,

•	an increase of $8.0 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the net impact of other redevelopment properties, and

•	an increase of $6.4 million from Assembly Row and Pike &Rose as portions of both projects opened in 2014, partially offset by,

•	a decrease of $1.9 million from Mid-Pike Plaza as the property was demolished in 2014 for the future development of Pike & Rose.

Other Property Income
Other property income increased $2.6 million, or 21.3%, to $14.8 million in 2014 compared to $12.2 million in 2013. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses increased $21.5 million, or 11.3%, to $211.9 million in 2014 compared to $190.5 million in 2013. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $16.7 million, or 14.1%, to $135.4 million in 2014 compared to $118.7 million in 2013. This increase is primarily due to the following:

•	an increase of $5.6 million in repairs and maintenance expenses at same-center and redevelopment properties primarily due to higher snow removal costs,

•	an increase of $5.4 million related to Assembly Row and Pike & Rose, as portions of these projects opened in 2014,

•	an increase of $3.2 million related to properties acquired in 2014 and 2013,

•	an increase of $1.6 million in bad debt expense at same-center properties, and

•	an increase of $0.8 million in utilities at our same-center and redevelopment properties primarily due to higher electric costs and usage as a result of the harsh winter.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 19.9% for the year ended December 31, 2014 from 18.8% for the year ended December 31, 2013.
Real Estate Taxes
Real estate tax expense increased $4.7 million, or 6.6% to $76.5 million in 2014 compared to $71.8 million in 2013 due primarily to higher assessments and lower refunds at our same-center and redevelopment properties and real estate taxes on properties acquired in 2014 and 2013.
Property Operating Income
Property operating income increased $27.2 million, or 6.1%, to $474.2 million in 2014 compared to $447.0 million in 2013. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2014 and 2013, and earnings from our redevelopment properties, partially offset by a decline in earnings at Mid-Pike Plaza, which was demolished in 2014.
Other
Interest Expense
Interest expense decreased $11.0 million, or 10.5%, to $93.9 million in 2014 compared to $105.0 million in 2013. This decrease is due primarily to the following:

•	a decrease of $12.0 million due to a lower overall weighted average borrowing rate, and

•	an increase of $4.8 million in capitalized interest due primarily to our ongoing development projects at Assembly Row and Pike & Rose, partially offset by

•	an increase of $5.6 million due to higher borrowings.
Gross interest costs were $114.9 million and $121.2 million in 2014 and 2013, respectively. Capitalized interest was $21.0 million and $16.2 million in 2014 and 2013, respectively.

Early Extinguishment of Debt
The $10.5 million early extinguishment of debt in 2014 relates to the make-whole premium paid as part of the early redemption of our 5.65% senior notes, the prepayment premium on our East Bay Bridge mortgage loan, and the related write-off of unamortized debt fees and mortgage premium balance.
The $13.3 million early extinguishment of debt in 2013 relates to the make-whole premiums paid as part of the early redemption of our 5.40% senior notes and 5.95% senior notes, the prepayment premium on our 7.5% mortgage loans, and the related write-off of unamortized debt fees.
Depreciation and Amortization
Depreciation and amortization expense increased $10.0 million, or 6.2%, to $170.8 million in 2014 from $160.8 million in 2013. This increase is due primarily to 2014 acquisitions and redevelopment projects placed in service in 2014, partially offset by accelerated depreciation in 2013 due to the change in use of a redevelopment property.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that were disposed prior to January 1, 2014, which were required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million for 2013 primarily represents the operating income for the period during which we owned properties sold in 2013.
Discontinued Operations—Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013 and the sale of the fee interest in our building in Forest Hills on September 10, 2013.
Gain on Sale of Real Estate
The $4.4 million gain on sale of real estate for 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.
The $5.0 million gain on sale of real estate for 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

			Change
	2013	2012	Dollars	%
	(Dollar amounts in thousands)
Rental income	$620,089	$580,114	$39,975	6.9%
Other property income	12,169	20,211	(8,042)	(39.8)%
Mortgage interest income	5,155	5,466	(311)	(5.7)%
Total property revenue	637,413	605,791	31,622	5.2%
Rental expenses	118,695	112,616	6,079	5.4%
Real estate taxes	71,759	66,454	5,305	8.0%
Total property expenses	190,454	179,070	11,384	6.4%
Property operating income	446,959	426,721	20,238	4.7%
Other interest income	433	689	(256)	(37.2)%
Income from real estate partnership	1,498	1,757	(259)	(14.7)%
Interest expense	(104,977)	(113,336)	8,359	(7.4)%
Early extinguishment of debt	(13,304)	—	(13,304)	100.0%
General and administrative expense	(31,970)	(31,158)	(812)	2.6%
Depreciation and amortization	(160,828)	(141,701)	(19,127)	13.5%
Total other, net	(309,148)	(283,749)	(25,399)	9.0%
Income from continuing operations	137,811	142,972	(5,161)	(3.6)%
Discontinued operations - income	942	1,400	(458)	(32.7)%
Discontinued operations - gain on sale of real estate	23,861	—	23,861	100.0%
Gain on sale of real estate	4,994	11,860	(6,866)	(57.9)%
Net income	167,608	156,232	11,376	7.3%
Net income attributable to noncontrolling interests	(4,927)	(4,307)	(620)	14.4%
Net income attributable to the Trust	$162,681	$151,925	$10,756	7.1%

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

•
an increase of $2.0 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property was prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $8.0 million, or 39.8%, to $12.2 million in 2013 compared to $20.2 million in 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at same-center properties, largely from a $6.0 million lease termination fee received in 2012 from an anchor tenant at Ellisburg Shopping Center.

Property Expenses
Total property expenses increased $11.4 million, or 6.4%, to $190.5 million in 2013 compared to $179.1 million in 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.1 million, or 5.4%, to $118.7 million in 2013 compared to $112.6 million in 2012. This increase is primarily due to the following:

•	an increase of $4.0 million in repairs and maintenance expenses at same-center and redevelopment properties primarily due to snow removal costs,

•	an increase of $2.1 million related to properties acquired in 2013 and 2012,

•	an increase of $1.3 million in marketing expenses primarily at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $1.7 million in bad debt expense.
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
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that were disposed prior to January 1, 2014, which were required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million and $1.4 million for 2013 and 2012, respectively, primarily represents the operating income for the period during which we owned properties sold in 2013.
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
At December 31, 2014, we had $48.0 million of cash and cash equivalents and no borrowings outstanding on our $600.0 million revolving credit facility that matures on April 21, 2017, subject to a one-year extension at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan that matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2014, we had the capacity to issue up to $84.1 million in common shares under our ATM equity program.
For 2014, the maximum amount of borrowings outstanding under our revolving credit facility was $79.5 million, the weighted average amount of borrowings outstanding was $12.5 million and the weighted average interest rate, before amortization of debt fees, was 1.07%. In November 2014, we accessed the public debt markets issuing $250 million of 30-year unsecured senior notes which bear interest at 4.5%.  The opportunistic issuance resulted in net proceeds of $244.6 million which were used to address $186 million of our 2016 debt maturities.

We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015 which is the result of the continued development at both Assembly Row and Pike & Rose with openings of portions of both projects in 2015, the commencement of construction on Phase II of Pike & Rose, and the current phase of Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$346,130	$314,498
Cash used in investing activities	(396,150)	(345,198)
Cash provided by financing activities	9,044	82,639
(Decrease) increase in cash and cash equivalents	(40,976)	51,939
Cash and cash equivalents, beginning of year	88,927	36,988
Cash and cash equivalents, end of year	$47,951	$88,927

Net cash provided by operating activities increased $31.6 million to $346.1 million during 2014 from $314.5 million during 2013. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $51.0 million to $396.2 million during 2014 from $345.2 million during 2013. The increase was primarily attributable to:

•	$93.7 million increase in capital investments and leasing costs in 2014 primarily related to our development projects at Assembly Row and Pike & Rose,

•	$42.9 million in proceeds from the sale of real estate in 2013, and

•	$6.7 million contribution to our real estate partnership to repay the mortgage loans of two of its properties, partially offset by

•	$78.1 million decrease in acquisitions of real estate,

•	$10.4 million in distributions from our real estate partnership from the sale of Pleasant Shops in July 2014, and

•	$3.6 million received from the payoff of a mortgage loan receivable in July 2014.

Net cash provided by financing activities decreased $73.6 million to $9.0 million during 2014 from $82.6 million in 2013. The decrease was primarily attributable to:

•
$319.8 million decrease from net proceeds on senior note issuances due to $244.6 million from our 4.50% senior notes issued in November 2014 as compared to $564.4 million from the issuance of our 2.75% senior notes in May 2013 and our 3.95% senior notes in December 2013, and

•	$22.2 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, partially offset by

•	$159.1 million decrease due to the redemption of $125.0 million of senior notes in 2014, as compared to the redemption of $285.0 million of senior notes in 2013,

•
$79.3 million decrease in repayment of mortgages, capital leases and notes payable due to the payoff of two mortgages totaling $84.3 million in 2014 compared to the repayment of six mortgages totaling $161.7 million in 2013, and

•
$29.6 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.8 million shares under our ATM equity program at a weighted average price of $122.09 during 2014 compared to 1.7 million shares at a weighted average price of $108.01 during 2013.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2014:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$3,181,151	$259,064	$602,388	$437,453	$1,882,246
Fixed rate debt - unconsolidated real estate partnership (principal and interest)(2)	11,288	614	10,674	—	—
Capital lease obligations (principal and interest)	189,182	5,787	11,585	11,600	160,210
Variable rate debt (principal only)(3)	9,400	—	9,400	—	—
Operating leases	165,763	1,478	4,910	5,164	154,211
Real estate commitments(4)(5)	76,332	8,832	—	—	67,500
Development, redevelopment, and capital improvement obligations	232,276	181,065	50,948	263	—
Contractual operating obligations	24,291	14,916	8,375	940	60
Total contractual obligations	$3,889,683	$471,756	$698,280	$455,420	$2,264,227
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Amounts reflect our share of principal and interest payments on our unconsolidated joint venture's fixed rate debt.

(3)
Variable rate debt includes a $9.4 million bond that had an interest rate of 0.06% at December 31, 2014 and our revolving credit facility, which currently has no outstanding balance and bears interest at LIBOR plus 0.90%.

(4)	A master lease on Melville Mall includes a fixed price put option requiring us to purchase the property for $5.0 million. This obligation is included in real estate commitments.

(5)	Includes a $9 million liability to one of the noncontrolling interest holders in The Grove at Shrewsbury which is expected to be settled in 2015.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated liability upon exercise of the put option would range from approximately $72 million to $76 million.
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
(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2014, a total of 917,255 operating partnership units are outstanding.
(d) The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated maximum liability upon exercise of the put option would range from approximately $9 million to $10 million.
(e) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated maximum liability upon exercise of the put option would range from approximately $18 million to $21 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
(f) Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value.
(g) At December 31, 2014, we had letters of credit outstanding of approximately $13.0 million which are collateral for existing indebtedness and other obligations of the Trust.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2014, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At December 31, 2014, our investment in the Partnership was $32.4 million and the Partnership had approximately $34.4 million of mortgages payable outstanding.
Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2014 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2014:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2014	Stated Interest Rate as of December 31, 2014	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Barracks Road	44,300	$35,985	7.95%	November 1, 2015
Hauppauge	16,700	13,566	7.95%	November 1, 2015
Lawrence Park	31,400	25,507	7.95%	November 1, 2015
Wildwood	27,600	22,420	7.95%	November 1, 2015
Wynnewood	32,000	25,994	7.95%	November 1, 2015
Brick Plaza	33,000	26,415	7.42%	November 1, 2015
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	44,519	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,242	6.38%	March 1, 2018
Rollingwood Apartments	24,050	22,130	5.54%	May 1, 2019
29th Place	Acquired	4,941	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	75,867	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	7,074	5.36%	January 15, 2031
Subtotal		554,865
Net unamortized premium		8,833
Total mortgages payable		563,698
Notes payable
Unsecured fixed rate
Term Loan (2)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	6,119	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (3)	9,400	9,400	0.06%	October 1, 2016
Revolving credit facility (4)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		290,519
Senior notes and debentures
Unsecured fixed rate
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	250,000	250,000	4.50%	December 1, 2044
Subtotal		1,494,200
Net unamortized discount		(10,387)
Total senior notes and debentures		1,483,813
Capital lease obligations
Various		71,647	Various	Various through 2106
Total debt and capital lease obligations		$2,409,677

_____________________

1)	Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

2)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan was reduced from 130 basis points to 90 basis points on August 28, 2014 resulting in a fixed rate of 2.62%.

3)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

4)
The maximum amount drawn under our revolving credit facility during 2014 was $79.5 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.07%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2014, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2014:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2015	$369		$153,395	$31	$153,795
2016	9,806		3,774	30	13,610
2017	200,451	(1)	220,438	34	420,923
2018	275,500		13,326	37	288,863
2019	553		22,731	42	23,326
Thereafter	1,298,040		141,201	71,473	1,510,714
	$1,784,719		$554,865	$71,647	$2,411,231	(2)
_____________________

1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2014, there was no balance outstanding under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans and senior notes as of December 31, 2014.

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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive (loss) income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
As of December 31, 2014, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings in 2014, 2013 and 2012, and we do not anticipate it will have a significant effect in the future.
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

In addition to FFO, we have also included FFO excluding the "early extinguishment of debt" charges in 2014 and 2013 which relate to the early redemption of our 5.65% senior notes and East Bay Bridge mortgage loan in 2014, and our 5.40% senior notes, 5.95% senior notes, and 7.50% mortgages loans in 2013. We believe the unusual nature of these charges, being make-whole payments on the remaining principal and interest on the redeemed notes/mortgages, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and to FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$172,289	$167,608	$156,232
Net income attributable to noncontrolling interests	(7,754)	(4,927)	(4,307)
Gain on sale of real estate	(4,401)	(28,855)	(11,860)
Depreciation and amortization of real estate assets	152,505	144,873	125,611
Amortization of initial direct costs of leases	12,391	10,694	10,935
Depreciation of joint venture real estate assets	1,555	1,504	1,513
Funds from operations	326,585	290,897	278,124
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	3,027	888	943
Income attributable to unvested shares	(1,474)	(1,306)	(1,289)
Funds from operations available for common shareholders	327,597	289,938	277,237
Early extinguishment of debt, net of allocation to unvested shares	10,498	13,244	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$338,095	$303,182	$277,237
Weighted average number of common shares, diluted (1)	68,410	65,778	64,389

Funds from operations available for common shareholders, per diluted share	$4.79	$4.41	$4.31

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$4.94	$4.61	$4.31
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2014, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2014, we had $2.3 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $133.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $149.8 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2014, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of December 31, 2014. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.
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
Scope of the Evaluations
The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of our procedures and procedures performed by internal audit, as well as discussions with our Disclosure Committee and others in our organization, as appropriate. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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
(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-30.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 10, 2015.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 10, 2015
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ JAMES M. TAYLOR, JR.	Executive Vice President-Chief Financial	February 10, 2015
James M. Taylor, Jr.	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 10, 2015
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 10, 2015
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 10, 2015
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 10, 2015
Kristin Gamble

/S/ GAIL P. STEINEL	Trustee	February 10, 2015
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 10, 2015
Warren M. Thompson

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Management Assessment Report on Internal Control over Financial Reporting
The management of Federal Realty Investment Trust (the "Trust") is responsible for establishing and maintaining adequate internal control over financial reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Executive Vice President - Chief Financial Officer and Treasurer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2014.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Realty Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Trust as of and for the year ended December 31, 2014 and our report dated February 10, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 10, 2015

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 10, 2015

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $282,303 and $265,138 of consolidated variable interest entities, respectively)	$5,128,757	$4,618,258
Construction-in-progress	480,241	531,205
	5,608,998	5,149,463
Less accumulated depreciation and amortization (including $26,618 and $19,086 of consolidated variable interest entities, respectively)	(1,467,050)	(1,350,471)
Net real estate	4,141,948	3,798,992
Cash and cash equivalents	47,951	88,927
Accounts and notes receivable, net	93,291	84,838
Mortgage notes receivable, net	50,988	55,155
Investment in real estate partnerships	37,457	32,264
Prepaid expenses and other assets	160,167	145,062
Debt issuance costs, net of accumulated amortization of $11,441 and $9,535, respectively	15,068	14,056
TOTAL ASSETS	$4,546,870	$4,219,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $187,632 and $202,782 of consolidated variable interest entities, respectively)	$563,698	$588,456
Capital lease obligations	71,647	71,671
Notes payable	290,519	300,822
Senior notes and debentures	1,483,813	1,360,913
Accounts payable and accrued expenses	145,685	156,270
Dividends payable	60,620	52,385
Security deposits payable	14,115	12,772
Other liabilities and deferred credits	105,164	100,283
Total liabilities	2,735,261	2,643,572
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	119,053	104,425
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 68,605,783 and 66,701,422 shares issued and outstanding, respectively	687	667
Additional paid-in capital	2,281,223	2,062,708
Accumulated dividends in excess of net income	(683,991)	(623,795)
Accumulated other comprehensive loss	(3,515)	(1,417)
Total shareholders’ equity of the Trust	1,604,401	1,448,160
Noncontrolling interests	88,155	23,137
Total shareholders’ equity	1,692,556	1,471,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,546,870	$4,219,294

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
REVENUE
Rental income	$666,322	$620,089	$580,114
Other property income	14,758	12,169	20,211
Mortgage interest income	5,010	5,155	5,466
Total revenue	686,090	637,413	605,791
EXPENSES
Rental expenses	135,417	118,695	112,616
Real estate taxes	76,506	71,759	66,454
General and administrative	32,316	31,970	31,158
Depreciation and amortization	170,814	160,828	141,701
Total operating expenses	415,053	383,252	351,929
OPERATING INCOME	271,037	254,161	253,862
Other interest income	94	433	689
Interest expense	(93,941)	(104,977)	(113,336)
Early extinguishment of debt	(10,545)	(13,304)	—
Income from real estate partnerships	1,243	1,498	1,757
INCOME FROM CONTINUING OPERATIONS	167,888	137,811	142,972
DISCONTINUED OPERATIONS
Discontinued operations - income	—	942	1,400
Discontinued operations - gain on sale of real estate	—	23,861	—
Results from discontinued operations	—	24,803	1,400
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	167,888	162,614	144,372
Gain on sale of real estate	4,401	4,994	11,860
NET INCOME	172,289	167,608	156,232
Net income attributable to noncontrolling interests	(7,754)	(4,927)	(4,307)
NET INCOME ATTRIBUTABLE TO THE TRUST	164,535	162,681	151,925
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$163,994	$162,140	$151,384
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.35	$2.01	$2.15
Discontinued operations	—	0.38	0.02
Gain on sale of real estate	0.07	0.08	0.19
	$2.42	$2.47	$2.36
Weighted average number of common shares, basic	67,322	65,331	63,881
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.34	$2.00	$2.14
Discontinued operations	—	0.38	0.02
Gain on sale of real estate	0.07	0.08	0.19
	$2.41	$2.46	$2.35
Weighted average number of common shares, diluted	67,492	65,483	64,056

NET INCOME	$172,289	$167,608	$156,232
Other comprehensive (loss) income - change in value of interest rate swaps	(2,098)	10,971	(8,448)
COMPREHENSIVE INCOME	170,191	178,579	147,784
Comprehensive income attributable to noncontrolling interests	(7,754)	(4,927)	(4,307)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$162,437	$173,652	$143,477

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2011	399,896	$9,997	63,544,150	$636	$1,764,940	$(555,541)	$(3,940)	$24,512	$1,240,604
Net income, excluding $2,592 attributable to redeemable noncontrolling interests	—	—	—	—	—	151,925	—	1,715	153,640
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(8,448)	—	(8,448)
Dividends declared to common shareholders	—	—	—	—	—	(182,813)	—	—	(182,813)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,232)	(2,232)
Common shares issued	—	—	1,039,405	10	106,209	—	—	—	106,219
Exercise of stock options	—	—	97,430	1	5,666	—	—	—	5,667
Shares issued under dividend reinvestment plan	—	—	22,814	—	2,248	—	—	—	2,248
Share-based compensation expense, net	—	—	111,647	1	10,370	—	—	—	10,371
Conversion and redemption of OP units	—	—	—	—	(439)	—	—	(389)	(828)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	175	175
Adjustment to redeemable noncontrolling interests	—	—	—	—	(13,469)	—	—	—	(13,469)
BALANCE AT DECEMBER 31, 2012	399,896	9,997	64,815,446	648	1,875,525	(586,970)	(12,388)	23,781	1,310,593
Net income, excluding $2,887 attributable to redeemable noncontrolling interests	—	—	—	—	—	162,681	—	2,040	164,721
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	10,971	—	10,971
Dividends declared to common shareholders	—	—	—	—	—	(198,965)	—	—	(198,965)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,887)	(1,887)
Common shares issued	—	—	1,735,089	18	185,164	—	—	—	185,182
Exercise of stock options	—	—	16,554	—	1,015	—	—	—	1,015
Shares issued under dividend reinvestment plan	—	—	20,026	—	2,130	—	—	—	2,130
Share-based compensation expense, net of shares withheld for employee taxes	—	—	91,831	1	9,356	—	—	—	9,357
Conversion and redemption of OP units	—	—	22,476	—	(625)	—	—	(797)	(1,422)
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,857)	—	—	—	(9,857)
BALANCE AT DECEMBER 31, 2013	399,896	9,997	66,701,422	667	2,062,708	(623,795)	(1,417)	23,137	1,471,297
Net income, excluding $3,452 attributable to redeemable noncontrolling interests	—	—	—	—	—	164,535	—	4,302	168,837
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(2,098)	—	(2,098)
Dividends declared to common shareholders	—	—	—	—	—	(224,190)	—	—	(224,190)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,620)	(4,620)
Common shares issued	—	—	1,768,703	18	213,562	—	—	—	213,580
Exercise of stock options	—	—	29,218	1	2,261	—	—	—	2,262
Shares issued under dividend reinvestment plan	—	—	18,705	—	2,168	—	—	—	2,168
Share-based compensation expense, net of shares withheld for employee taxes	—	—	87,735	1	9,605	—	—	—	9,606
Redemption of OP units	—	—	—	—	(49)	—	—	(14)	(63)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	65,350	65,350
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,032)	—	—	—	(9,032)
BALANCE AT DECEMBER 31, 2014	399,896	$9,997	68,605,783	$687	$2,281,223	$(683,991)	$(3,515)	$88,155	$1,692,556
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$172,289	$167,608	$156,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	170,814	161,099	142,039
Gain on sale of real estate	(4,401)	(28,855)	(11,860)
Early extinguishment of debt	10,545	13,304	—
Income from real estate partnerships	(1,243)	(1,498)	(1,757)
Other, net	733	2,704	4,348
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(3,063)	(6,321)	7,332
(Increase) decrease in prepaid expenses and other assets	(4,222)	69	(7,793)
Increase in accounts payable and accrued expenses	4,253	5,325	3,259
Increase in security deposits and other liabilities	425	1,063	4,833
Net cash provided by operating activities	346,130	314,498	296,633
INVESTING ACTIVITIES
Acquisition of real estate	(9,154)	(87,276)	(80,865)
Capital expenditures - development and redevelopment	(314,654)	(243,073)	(129,346)
Capital expenditures - other	(46,304)	(47,069)	(51,325)
Proceeds from sale of real estate	—	42,866	—
Proceeds from sale of real estate in real estate partnership	10,406	—	—
Investment in real estate partnership	(6,731)	—	—
Distribution from real estate partnership in excess of earnings	565	790	1,116
Leasing costs	(35,286)	(12,393)	(14,233)
Repayment of mortgage and other notes receivable, net	5,008	957	1,095
Net cash used in investing activities	(396,150)	(345,198)	(273,558)
FINANCING ACTIVITIES
Net repayments under revolving credit facility, net of costs	—	(1,929)	—
Issuance of senior notes, net of costs	244,579	564,389	244,807
Redemption and retirement of senior notes	(134,240)	(293,360)	(175,000)
Issuance of mortgages, capital leases and notes payable, net of costs	—	860	5,399
Repayment of mortgages, capital leases and notes payable	(94,422)	(173,735)	(53,414)
Issuance of common shares	216,155	186,548	112,270
Dividends paid to common and preferred shareholders	(215,216)	(193,016)	(178,020)
Distributions to and redemptions of noncontrolling interests	(7,812)	(7,118)	(9,935)
Net cash provided by (used in) financing activities	9,044	82,639	(53,893)
(Decrease) Increase in cash and cash equivalents	(40,976)	51,939	(30,818)
Cash and cash equivalents at beginning of year	88,927	36,988	67,806
Cash and cash equivalents at end of year	$47,951	$88,927	$36,988

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2014 and 2013, our allowance for doubtful accounts was $12.4 million and $12.7 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2014 and 2013, accounts receivable include approximately $66.1 million and $60.6 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2014, 2013 and 2012, real estate depreciation expense was $155.7 million, $147.7 million and $128.7 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.
Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of these criteria can be complex and requires us to make assumptions. We believe these criteria were met for all real estate sold during the periods presented.
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, assumed debt, if any, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the consolidated statements of comprehensive income. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.
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
We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Effective January 1, 2014, we adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” as further discussed in "Recently Adopted Accounting Pronouncements."  Prior to January 1, 2014, the sale or disposal of a “component of an entity” was treated as discontinued operations. The operating properties sold by us prior to January 1, 2014 typically met the definition of a component of an entity and as such the revenues and expenses associated with sold properties were reclassified to discontinued operations for all periods presented.

Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2014, we had $47.7 million in excess of the FDIC insured limit.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt; within the next twelve months, we expect to reclassify an estimated $3.8 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2014, 2013 or 2012, and we do not anticipate it will have a significant effect in the future.
See Note 8 for additional disclosures relating to our two existing interest rate swap agreements.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2014 and 2013.

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
We have evaluated our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated our mortgage loans receivable and determined that entities obligated under the mortgage loans are not VIEs for all periods presented. Our investment balances from our real estate partnership and mortgage notes receivable are presented separately in our consolidated balance sheets.
On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. On June 3, 2014, we repaid the third party mortgage loan as further discussed in Note 7, and effectively became the first mortgage lender on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption/repayment of the first and second mortgages. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5.0 million and the assumption of the owner’s mortgage debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2013, $20.7 million is included in mortgages payable (net of unamortized discount) for the mortgage loan secured by Melville Mall, however, the loan was not our legal obligation. At December 31, 2014 and 2013, net real estate assets related to Melville Mall included in our consolidated balance sheets are approximately $61.9 million and $62.6 million, respectively.
In conjunction with the acquisition of Darien Shopping Center, we entered into a Reverse Section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement was for a maximum of 180 days and allowed us, for tax purposes, to defer gains on sale of other properties sold within this period. From April 3, 2013 to September 10, 2013, the third party intermediary was the legal owner of the property, although we controlled the activities that most significantly impacted the property, retained all of the economic benefits and risks associated with the property, and were the primary beneficiary. Accordingly, effective April 3, 2013, we consolidated Darien Shopping Center and its operations even during the period it was held by a third party intermediary.

We determined the joint venture that owns Plaza El Segundo is a variable interest entity for which we are the primary beneficiary.  We are the managing member and own 48.2% of the entity.  We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the VIE, and have the obligation to absorb the majority of the losses and receive the majority of the benefits.  Therefore, the entity is consolidated in our financial statements as of December 30, 2011.  As of December 31, 2014 and 2013, net real estate assets related to Plaza El Segundo included in our consolidated balance sheets are approximately $178.1 million and $183.4 million, respectively, and mortgages payable (net of unamortized premium) of $180.3 million and $182.1 million, respectively.  Plaza El Segundo's creditors do not have recourse to our general credit.  Our maximum exposure to loss is approximately $19.5 million.

As further discussed in Note 3, we have entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. The entity that holds this interest is a variable interest entity for which we are the primary beneficiary. As of December 31, 2014, net real estate assets related to this entity's interest in The Grove at Shrewsbury included in our consolidated balance sheet are approximately $15.7 million and a mortgage payable (net of unamortized premium) of $7.4 million.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2014	2013
	(In thousands)
Beginning balance	$104,425	$94,420
Net income	3,452	2,887
Distributions & Redemptions	(3,714)	(3,822)
Contributions	5,858	1,083
Adjustment to redeemable noncontrolling interests	9,032	9,857
Ending balance	$119,053	$104,425
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2010. As of December 31, 2014 and 2013, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and if such doubt exists, requires specific disclosures.  ASU 2014-15 is effective for us in the first quarter of 2017 and is not expected to have a significant impact on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items." ASU 2015-01 eliminates the concept, and related presentation and disclosure requirements, of an extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include those items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for us in the first quarter of 2016 and is not expected to have a significant impact on our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$114,912	$121,158	$123,441
Interest capitalized	(20,971)	(16,181)	(10,105)
Interest expense	$93,941	$104,977	$113,336
Cash paid for interest, net of amounts capitalized	$100,011	$120,934	$114,419
Cash paid (refunded) for income taxes	$278	$410	$(1,151)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$68,282	$—	$67,615
DownREIT operating partnership units issued with acquisition	$65,348	$—	$—
Mortgage loans refinanced	$64,205	$—	$—
Repayment of note payable with public funding/related construction-in-progress offset	$10,000	$—	$—
Shares issued under dividend reinvestment plan	$1,855	$1,779	$1,864
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2014
Retail and mixed-use properties	$5,478,085	$(1,423,682)	$541,568
Retail properties under capital leases	121,069	(35,179)	71,647
Residential	9,844	(8,189)	22,130
	$5,608,998	$(1,467,050)	$635,345
December 31, 2013
Retail and mixed-use properties	$5,024,800	$(1,310,791)	$565,935
Retail properties under capital leases	115,028	(31,955)	71,671
Residential	9,635	(7,725)	22,521
	$5,149,463	$(1,350,471)	$660,127
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row, Pike & Rose, Congressional Plaza and Chelsea Commons. The residential property investment is our investment in Rollingwood Apartments.

2014 Significant Property Acquisitions

Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). Approximately $1.7 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively. Additionally, $71.1 million was allocated to redeemable and nonredeemable noncontrolling interests. We incurred $2.0 million of acquisition costs, of which $1.0 million were incurred in 2014, and are included in "general and administrative expenses" in 2014 and 2013 on the accompanying consolidated statements of comprehensive income.
We have entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. As this noncontrolling interest is mandatorily redeemable, it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the December 31, 2014 consolidated balance sheet. An additional noncontrolling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.
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

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2014 and 2013, we had four and five mortgage notes receivable with an aggregate carrying amount of $51.0 million and $55.2 million, respectively. Approximately $41.2 million and $44.8 million of the loans are secured by first mortgages on retail buildings at December 31, 2014 and 2013, respectively. One of the loans, which is secured by a second mortgage on a hotel at our Santana Row property, was considered impaired when it was amended in August 2006. At December 31, 2014 and 2013, the loan has an outstanding face amount of $10.7 million and $11.9 million, respectively, and is carried net of a valuation allowance of $1.0 million and $1.6 million, respectively. At December 31, 2014 and 2013, our mortgages had a weighted average interest rate of 9.0%. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.

NOTE 5—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2014, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2014, we have made total contributions of $48.8 million and received total distributions of $30.4 million.
The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
OPERATING RESULTS
Revenue	$18,329	$19,209	$19,051
Expenses
Other operating expenses	5,948	5,999	5,234
Depreciation and amortization	5,678	5,506	5,508
Interest expense	2,759	3,363	3,376
Total expenses	14,385	14,868	14,118
Net income before gain on sale of real estate	3,944	4,341	4,933
Gain on sale of real estate	14,507	—	—
Net income	$18,451	$4,341	$4,933
Our share of net income from real estate partnership before gain on sale of real estate	$1,423	$1,498	$1,815
Our share of gain on sale of real estate	$4,401	$—	$—

	December 31,
	2014	2013
	(In thousands)
BALANCE SHEETS
Real estate, net	$149,203	$170,867
Cash	2,864	2,210
Other assets	5,346	5,668
Total assets	$157,413	$178,745
Mortgages payable	$34,385	$56,922
Other liabilities	3,673	4,100
Partners’ capital	119,355	117,723
Total liabilities and partners’ capital	$157,413	$178,745
Our share of unconsolidated debt	$10,316	$17,077
Our investment in real estate partnership	$32,367	$32,264

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

NOTE 6—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $32.7 million and $31.1 million and accumulated amortization of $19.3 million and $16.3 million at December 31, 2014 and 2013, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $109.8 million and $111.1 million and accumulated amortization of $37.0 million and $34.9 million at December 31, 2014 and 2013, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the consolidated statements of comprehensive income. Rental income included amortization from acquired above market leases of $3.4 million, $2.8 million and $3.4 million in 2014, 2013 and 2012, respectively and amortization from acquired below market leases of $5.8 million, $5.9 million and $4.5 million in 2014, 2013 and 2012, respectively. The remaining weighted-average amortization period as of December 31, 2014, is 5.1 years and 21.2 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2015	$2,892	$5,327
2016	2,476	4,898
2017	1,784	4,653
2018	1,275	3,706
2019	923	3,610
Thereafter	4,012	50,632
	$13,362	$72,826

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2014 and 2013:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2014	2013	December 31, 2014	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
Melville Mall	$—	$20,705	5.25%	September 1, 2014
THE AVENUE at White Marsh	—	54,112	5.46%	January 1, 2015
Barracks Road	35,985	37,069	7.95%	November 1, 2015
Hauppauge	13,566	13,974	7.95%	November 1, 2015
Lawrence Park	25,507	26,275	7.95%	November 1, 2015
Wildwood	22,420	23,095	7.95%	November 1, 2015
Wynnewood	25,994	26,777	7.95%	November 1, 2015
Brick Plaza	26,415	27,254	7.42%	November 1, 2015
East Bay Bridge	—	61,980	5.13%	March 1, 2016
Plaza El Segundo	175,000	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	44,519	—	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11,242	—	6.38%	March 1, 2018
Rollingwood Apartments	22,130	22,521	5.54%	May 1, 2019
29th Place	4,941	5,119	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	—	3.35%	January 1, 2022
Montrose Crossing	75,867	77,341	4.20%	January 10, 2022
Brook 35	11,500	—	4.65%	July 1, 2029
Chelsea	7,074	7,269	5.36%	January 15, 2031
Subtotal	554,865	578,491
Net unamortized premium	8,833	9,965
Total mortgages payable	563,698	588,456
Notes payable
Escondido (municipal bonds)	9,400	9,400	0.06%	October 1, 2016
Revolving credit facility	—	—	LIBOR + 0.90%	April 21, 2017
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	6,119	16,422	11.31%	Various through 2028
Total notes payable	290,519	300,822
Senior notes and debentures
5.65% notes	—	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	250,000	—	4.50%	December 1, 2044
Subtotal	1,494,200	1,369,200
Net unamortized discount	(10,387)	(8,287)
Total senior notes and debentures	1,483,813	1,360,913
Capital lease obligations
Various	71,647	71,671	Various	Various through 2106
Total debt and capital lease obligations	$2,409,677	$2,321,862

In connection with the acquisition of The Grove at Shrewsbury and Brook 35 on January 1, 2014, we assumed mortgage loans with a face amount of $68.3 million and a fair value of $73.8 million. The mortgage loans are secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(In millions)
Brook 35 Plaza	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury (East)	$45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	$11.4	6.38%	March 1, 2018
During 2014, we refinanced or issued the following loans or debt securities:

		Amount	Stated Interest Rate	Refinance/Issuance Date	Maturity Date
		(In millions)
Brook 35 Plaza Mortgage Loan	Refinance	$11.5	4.65%	June 2, 2014	July 1, 2029
4.50% Senior Notes (1)	Issuance	$250.0	4.50%	November 14, 2014	December 1, 2044
THE AVENUE at White Marsh Mortgage Loan	Refinance	$52.7	3.35%	December 15, 2014	January 1, 2022

(1) The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.6 million.
During 2014, we fully repaid or redeemed the following loans or debt securities:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
Melville Mall Mortgage Loan	$20.3	June 3, 2014	September 1, 2014
East Bay Bridge Mortgage Loan (1)	$61.0	December 10, 2014	March 1, 2016
5.65% Senior Notes (2)	$125.0	December 12, 2014	June 1, 2016

(1) The total amount due at payoff of $64.0 million included a prepayment premium of $3.0 million and accrued but unpaid interest of $0.1 million. The prepayment premium is included in "early extinguishment of debt" in 2014.
(2) The redemption price of $134.5 million included a make-whole premium of approximately $9.2 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" in 2014.
On August 28, 2014, we amended our term loan agreement and lowered the spread over LIBOR by 40 basis points from 130 basis points to 90 basis points based on our current credit rating. The amendment also provides us the option to extend the maturity date by one year.
During 2014, 2013 and 2012, the maximum amount of borrowings outstanding under our revolving credit facility was $79.5 million, $76.0 million and $186.0 million, respectively. The weighted average amount of borrowings outstanding was $12.5 million, $10.5 million and $1.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.1%, 1.3% and 1.4%, respectively. The revolving credit facility requires an annual facility fee of $0.9 million. At December 31, 2014 and 2013, our revolving credit facility had no balance outstanding.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2014, we were in compliance with all loan covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2014 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2015	$153,395	$369		$—	$153,764
2016	3,774	9,806		—	13,580
2017	220,438	451	(1)	200,000	420,889
2018	13,326	275,500		—	288,826
2019	22,731	553		—	23,284
Thereafter	141,201	3,840		1,294,200	1,439,241
	$554,865	$290,519		$1,494,200	$2,339,584	(2)
 _____________________

(1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2014, there was no balance outstanding under this credit facility.

(2)
The total debt maturities differ from the total reported on the consolidated balance sheet as of December 31, 2014 due to the unamortized discount or premium on certain senior notes and mortgages payable.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2014, are as follows:

(In thousands)
Year ending December 31,
2015	$5,787
2016	5,788
2017	5,797
2018	5,800
2019	5,800
Thereafter	160,210
189,182
Less amount representing interest	(117,535)
Present value	$71,647

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

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$854,217	$880,866	$889,278	$912,251
Senior notes and debentures	$1,483,813	$1,579,868	$1,360,913	$1,397,731
As of December 31, 2014, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2014 and 2013, was a liability of $3.5 million, and $1.4 million, respectively, and are included in "accounts payable and accrued expenses" on our consolidated balance sheets. The changes in valuation on our interest rate swaps were a $2.1 million decrease and an $11.0 million increase (including $4.3 million for both years reclassified from other comprehensive loss to earnings) for 2014 and 2013, and are included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,515	$—	$3,515	$—	$1,417	$—	$1,417

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

At December 31, 2014 and 2013, our reserves for warranties and general liability costs were $7.2 million and $7.4 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2014 and 2013, we made payments from these reserves of $1.4 million and $1.2 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2014, we had letters of credit outstanding of approximately $13.0 million which are collateral for existing indebtedness and other obligations of the Trust.
As of December 31, 2014 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $232.3 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2014:

(In thousands)
Year ending December 31,
2015	$1,478
2016	2,437
2017	2,473
2018	2,488
2019	2,676
Thereafter	154,211
$165,763
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated maximum liability upon exercise of the put option would range from approximately $72 million to $76 million.
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
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated maximum liability upon exercise of the put option would range from approximately $9 million to $10 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2014, our estimated maximum liability upon exercise of the put option would range from approximately $18 million to $21 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 917,255 operating partnership units are outstanding which have a total fair value of $122.4 million, based on our closing stock price on December 31, 2014.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2014, 2013 and 2012, 18,705 shares, 20,026 shares and 22,814 shares, respectively, were issued under the Plan.
As of December 31, 2014, 2013, and 2012, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2014, we issued 1,768,583 common shares at a weighted average price per share of $122.09 for net cash proceeds of $213.6 million and paid $2.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2013, we issued 1,734,974 common shares at a weighted average price per share of $108.01 for net cash proceeds of $185.2 million and paid $2.0 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2014, we had the capacity to issue up to $84.1 million in common shares under our ATM equity program.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2014		2013		2012
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$3.300	$3.210	$3.020	$2.970	$2.840	$2.800
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2014	2013	2012
Common shares
Ordinary dividend	$3.178	$2.911	$2.772
Capital gain	0.032	0.059	0.028
	$3.210	$2.970	$2.800
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.340	$1.327	$1.340
Capital gain	0.014	0.027	0.014
	$1.354	$1.354	$1.354

On October 30, 2014, the Trustees declared a quarterly cash dividend of $0.87 per common share, payable January 15, 2015 to common shareholders of record on January 2, 2015.
NOTE 12—OPERATING LEASES
At December 31, 2014, our 89 predominantly retail shopping center and mixed-use properties are located in 13 states and the District of Columbia. There are approximately 2,700 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 3.1% of annualized base rent.
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
As of December 31, 2014, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2015	$484,911
2016	447,519
2017	389,507
2018	323,748
2019	268,600
Thereafter	1,718,254
$3,632,539

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Minimum rents
Retail and commercial	$472,602	$448,058	$420,989
Residential	36,099	28,902	27,611
Cost reimbursement	135,592	122,578	112,424
Percentage rent	10,169	9,359	8,568
Other	11,860	11,192	10,522
Total rental income	$666,322	$620,089	$580,114

Minimum rents include the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Straight-line rents	$5.1	$5.4	$6.1
Net amortization of above and below market leases	$2.4	$3.1	$1.1

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Repairs and maintenance	$55,444	$46,600	$41,550
Utilities	20,499	19,219	19,201
Management fees and costs	17,416	16,250	15,167
Payroll	11,554	9,237	8,691
Marketing	9,532	8,664	7,321
Insurance	6,462	6,811	6,267
Ground Rent	1,952	1,916	2,189
Bad debt expense	2,021	442	2,173
Other operating	10,537	9,556	10,057
Total rental expenses	$135,417	$118,695	$112,616

NOTE 14—DISCONTINUED OPERATIONS
During 2013 and prior to our adoption of ASU 2014-08 as further discussed in Note 2, certain disposal transactions were considered discontinued operations. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2013	2012
	(in millions)
Revenue from discontinued operations	$1.5	$2.2
Income from discontinued operations	$0.9	$1.4

NOTE 15—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Share-based compensation incurred
Grants of common shares	$12,892	$10,907	$9,846
Grants of options	49	292	525
	12,941	11,199	10,371
Capitalized share-based compensation	(1,188)	(1,024)	(908)
Share-based compensation expense	$11,753	$10,175	$9,463
As of December 31, 2014, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2014, 2013 and 2012. The following table provides a summary of option activity for 2014:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	375,460	$63.00
Granted	—	—
Exercised	(29,218)	73.38
Forfeited or expired	(2,500)	82.15
Outstanding at December 31, 2014	343,742	$61.55	3.4	$24,719
Exercisable at December 31, 2014	343,599	$61.55	3.4	$24,709
The total cash received from options exercised during 2014, 2013 and 2012 was $2.3 million, $1.0 million and $5.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.7 million and $4.2 million, respectively.
The following table provides a summary of restricted share activity for 2014:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2013	298,203	$93.71
Granted	119,677	111.45
Vested	(108,882)	94.12
Forfeited	(2,030)	98.02
Unvested at December 31, 2014	306,968	$100.45
The weighted-average grant-date fair value of stock awarded in 2014, 2013 and 2012 was $111.45, $106.70 and $96.35, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2014, 2013 and 2012, was $12.1 million, $10.6 million and $10.3 million, respectively.
As of December 31, 2014, there was $15.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 9.4 years with a weighted-average period of 2.1 years.
Subsequent to December 31, 2014, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
February 6, 2015	50,734	Restricted shares	2-5 years	Officers and key employees
January 2, 2015	5,059	Shares	Immediate	Trustees

NOTE 16—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $17,500 for 2014 and 2013, and $17,000 for 2012. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment for new employees who joined the Trust after December 31, 2011, and their first anniversary of employment for all other participants. Our expense for the years ended December 31, 2014, 2013 and 2012 was approximately $442,000, $384,000 and $427,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2014 and 2013, we are liable to participants for approximately $10.3 million and $9.2 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 17—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2014, 2013 and 2012, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options in 2014, 2013, or 2012. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$167,888	$137,811	$142,972
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(7,754)	(4,927)	(4,307)
Less: Earnings allocated to unvested shares	(1,003)	(889)	(845)
Income from continuing operations available for common shareholders	158,590	131,454	137,279
Results from discontinued operations attributable to the Trust	—	24,803	1,400
Gain on sale of real estate	4,401	4,994	11,860
Net income available for common shareholders, basic and diluted	$162,991	$161,251	$150,539
DENOMINATOR
Weighted average common shares outstanding—basic	67,322	65,331	63,881
Effect of dilutive securities:
Stock options	170	152	175
Weighted average common shares outstanding—diluted	67,492	65,483	64,056
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.35	$2.01	$2.15
Discontinued operations	—	0.38	0.02
Gain on sale of real estate	0.07	0.08	0.19
	$2.42	$2.47	$2.36
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.34	$2.00	$2.14
Discontinued operations	—	0.38	0.02
Gain on sale of real estate	0.07	0.08	0.19
	$2.41	$2.46	$2.35
Income from continuing operations attributable to the Trust	$160,134	$132,884	$138,665

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014
Revenue	$170,828	$167,947	$170,938	$176,377
Operating income	$63,444	$68,361	$67,622	$71,610
Net income(1)	$40,545	$45,416	$49,049	$37,279
Net income attributable to the Trust(1)	$38,753	$43,545	$47,075	$35,162
Net income available for common shareholders(1)	$38,618	$43,410	$46,939	$35,027
Earnings per common share—basic(1)	$0.58	$0.64	$0.69	$0.51
Earnings per common share—diluted(1)	$0.57	$0.64	$0.69	$0.51
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2013
Revenue(2)	$157,149	$157,388	$159,030	$163,846
Operating income	$62,502	$63,488	$64,701	$63,470
Net income(1)	$35,842	$38,797	$63,366	$29,603
Net income attributable to the Trust(1)	$34,588	$37,539	$62,098	$28,456
Net income available for common shareholders(1)	$34,453	$37,404	$61,962	$28,321
Earnings per common share—basic(1)	$0.53	$0.57	$0.94	$0.43
Earnings per common share—diluted(1)	$0.53	$0.57	$0.94	$0.42

(1)
Third quarter 2014 includes a $4.4 million gain on sale reflecting our share of the Partnership's sale of Pleasant Shops as further discussed in Note 5. Third quarter 2013 includes a $23.9 million gain on sale of two retail buildings as further discussed in Note 3.

(2)	Revenue in 2013 has been reduced to reflect the results of discontinued operations as further discussed in Note 14. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2013 revenue from discontinued operations	$602	$559	$385	$—

NOTE 19—SUBSEQUENT EVENT
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, which has a stated interest rate of 5.27% and matures on January 1, 2016, approximately 58,000 downREIT operating partnership units and approximately $27 million of cash. We incurred $0.7 million of acquisition costs in 2014 which are included in "general and administrative expenses."

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	$—	$11,685	$9,181	$16,350	$11,685	$25,531	$37,216	$16,363	1908/1965	10/23/1997	35 years
29TH PLACE (Virginia)	VA	4,917	10,211	18,863	11,222	10,225	30,071	40,296	7,323	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	10,875	2,432	23,221	25,653	17,090	1953	1/12/1988	35 years
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)	MA	—	93,252	34,196	305,854	93,252	340,050	433,302	21,953	2005, 2012-2014	2005-2013	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	52,705	20,682	72,432	4,514	20,685	76,943	97,628	22,282	1997	3/8/2007	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	22,187	3,566	36,652	40,218	16,281	1955	9/22/1993	35 years
BARRACKS ROAD (Virginia)	VA	35,985	4,363	16,459	39,643	4,363	56,102	60,465	37,539	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD	—	46,579	35,406	141,226	44,880	178,331	223,211	56,776	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ	26,415	—	24,715	35,770	3,944	56,541	60,485	42,119	1958	12/28/1989	35 years
BRISTOL PLAZA (Connecticut)	CT	—	3,856	15,959	9,602	3,856	25,561	29,417	14,521	1959	9/22/1995	35 years
BROOK 35 (New Jersey)	NJ	11,500	7,128	38,355	573	7,128	38,928	46,056	1,312	1986/2004	1/1/2014	35 years
CHELSEA COMMONS (Massachusetts)	MA	6,790	9,417	19,466	13,825	9,396	33,312	42,708	5,484	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	8,787	5,262	12,858	18,120	9,336	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	69,801	1,020	78,998	80,018	47,425	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	1,142	1,750	3,011	4,761	1,589	1975	12/17/1997	35 years
COURTYARD SHOPS (Florida)	FL	—	16,862	21,851	2,025	16,894	23,844	40,738	5,731	1990/1998	9/4/2008	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	14,897	4,635	26,508	31,143	14,056	1959	7/19/1993	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
CROW CANYON COMMONS (California)	CA	—	27,245	54,575	4,915	27,245	59,490	86,735	15,878	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	35 years
DARIEN (Connecticut)	CT	—	29,809	18,302	21	29,809	18,323	48,132	1,134	1920-2009	4/3/2013	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	9,834	12,287	22,752	35,039	12,909	1959	12/31/1993	35 years
DEL MAR VILLAGE (Florida)	FL	—	15,624	41,712	2,494	15,587	44,243	59,830	15,971	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	35 years
EAST BAY BRIDGE (California)	CA	—	29,079	138,035	1,395	29,079	139,430	168,509	9,604	1994-2001, 2011/2012	12/21/2012	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	20,329	1,608	26,104	27,712	17,343	1963	12/18/1986	35 years
ELLISBURG (New Jersey)	NJ	—	4,028	11,309	18,818	4,013	30,142	34,155	17,344	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA	—	19,117	15,829	12,118	19,117	27,947	47,064	12,034	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	9,787	1,819	11,036	12,855	7,607	1960/1962	9/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD	—	10,216	17,895	37,699	10,216	55,594	65,810	37,299	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,829	9,252	23,373	32,625	16,607	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	9,010	1,345	12,953	14,298	4,490	1957	4/25/1980	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	30,115	24,633	55,362	79,995	30,687	1946-1949	12/5/1997	35 years
FRIENDSHIP CENTER (District of Columbia)	DC	—	12,696	20,803	3,999	12,696	24,802	37,498	8,889	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	12,810	5,973	19,809	25,782	15,980	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	5,181	2,677	10,010	12,687	6,111	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	19,744	2,068	24,649	26,717	17,018	1963	10/1/1985	35 years
GRAHAM PARK PLAZA (Virginia)	VA	—	1,237	15,096	17,536	1,169	32,700	33,869	24,764	1971	7/21/1983	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	17,092	525	18,693	19,218	15,431	1964	3/29/1973	25.75 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,444	1,041	7,484	6,485	13,969	3,590	1968	4/12/1995	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HAUPPAUGE (New York)	NY	13,566	8,791	15,262	4,060	8,426	19,687	28,113	9,591	1963	8/6/1998	35 years
HERMOSA AVENUE (California)	CA	—	1,116	280	4,485	1,368	4,513	5,881	2,365	1922	9/17/1997	35 years
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	21,729	8,300	38,649	46,949	10,619	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)	TX	—	14,680	1,976	45,419	14,778	47,297	62,075	27,915	var	1998	35 years
HUNTINGTON (New York)	NY	—	11,713	16,008	16,042	11,713	32,050	43,763	12,121	1962	12/12/88 & 10/26/07	35 years
HUNTINGTON SQUARE (New York)	NY	—	—	10,075	2,307	—	12,382	12,382	1,717	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA	—	4,308	10,026	2,390	4,308	12,416	16,724	7,553	1991	4/15/1994	35 years
KINGS COURT (California)	CA	—	—	10,714	894	—	11,608	11,608	7,429	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	11,441	75	13,469	13,544	7,341	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	18,082	720	21,056	21,776	12,997	1966	1/31/1985	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	22,974	7,464	45,493	52,957	32,934	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA	25,507	5,723	7,160	19,078	5,734	26,227	31,961	23,109	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA	—	8,184	10,722	16,729	8,184	27,451	35,635	12,093	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	48,105	79,269	67,465	146,734	15,329	1960-2008	8/24/2006	35 years
MELVILLE MALL (New York)	NY	—	35,622	32,882	1,401	35,622	34,283	69,905	7,968	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,741	28,684	48,028	39,012	28,684	87,040	115,724	30,786	1975	10/14/2003	25 - 35 years
MONTROSE CROSSING (Maryland)	MD	75,867	48,624	91,819	12,663	48,624	104,482	153,106	12,524	1960s, 1970s, 1996 & 2011	12/27/11, 12/19/13	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	—	10,068	33,501	38,701	10,230	72,040	82,270	25,865	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	1,064	1,341	13,290	14,631	3,752	1969	6/29/2006	35 years
NORTH DARTMOUTH (Massachusetts)	MA	—	9,366	—	2	9,366	2	9,368	2	2004	8/24/2006

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	13,116	1,153	23,711	24,864	18,127	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	5,184	2,628	13,942	16,570	7,064	1989	4/27/1994	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,744	638	5,742	6,380	4,870	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	31,637	3,420	34,402	37,822	19,398	1962, 1997-1998	10/22/1997	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	7,178	8,695	20,106	28,801	13,321	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955	95,525	—	98,480	98,480	39,074	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	20,575	2,800	27,036	29,836	20,605	1963	10/1/1985	35 years
PIKE & ROSE (Maryland)	MD	—	31,471	10,335	240,995	26,201	256,600	282,801	1,326	1963 & 2012-2014	5/18/82, 10/26/07, & 7/31/12	50 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	3,720	9,653	26,575	36,228	14,025	1968	3/31/1997	35 years
PLAZA EL SEGUNDO (California)	CA	180,269	62,127	153,556	36,876	62,127	190,432	252,559	18,186	2006 & 2007	12/30/11, 6/14/13, 7/26/13 & 12/27/13	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	6,274	3,319	14,731	18,050	8,433	1967	12/23/1994	35 years
QUINCE ORCHARD (Maryland)	MD	—	3,197	7,949	21,878	2,928	30,096	33,024	14,462	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,508	—	8,092	41,858	—	49,950	49,950	11,727	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	22,130	552	2,246	7,046	572	9,272	9,844	8,189	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,338	4,840	7,657	12,497	4,364	1930	12/1/1995	35 years
SANTANA ROW (California)	CA	—	66,682	7,502	619,379	57,574	635,989	693,563	135,085	1999-2006, 2009, 2011, 2014	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	40 - 50 years
SAUGUS PLAZA (Massachusetts)	MA	—	4,383	8,291	2,227	4,383	10,518	14,901	5,436	1976	10/1/1996	35 years
SHIRLINGTON (Virginia)	VA	6,491	9,761	14,808	35,364	4,234	55,699	59,933	20,957	1940, 2006-2009	12/21/1995	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2014 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
THE GROVE AT SHREWSBURY (New Jersey)	NJ	59,633	18,016	103,115	406	18,016	103,521	121,537	3,507	1988/1993/2007	1/1/2014 & 10/6/14	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	4,441	12,849	148	4,441	12,997	17,438	3,515	2005 - 2006	3/8/2007	35 years
THIRD STREET PROMENADE (California)	CA	—	22,645	12,709	42,994	25,125	53,223	78,348	28,315	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	3,715	7,280	14,123	21,403	7,396	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL	—	29,940	43,390	10,594	29,962	53,962	83,924	8,425	1989	1/19/11 & 6/13/14	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	21,653	4,028	25,944	29,972	18,843	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA	—	388	453	3,679	475	4,045	4,520	3,277	1954	1/17/1978	17 years
WESTGATE CENTER (California)	CA	—	6,319	107,284	28,278	6,319	135,562	141,881	31,731	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD	—	3,478	21,413	248	3,478	21,661	25,139	6,307	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD	—	34,281	1,843	402	34,311	2,215	36,526	591	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD	22,420	9,111	1,061	8,354	9,111	9,415	18,526	7,946	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	21,819	1,499	28,462	29,961	23,185	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	73,143	7,790	76,268	84,058	48,754	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA	25,994	8,055	13,759	18,808	8,055	32,567	40,622	18,729	1948	10/29/1996	35 years
TOTALS		$635,345	$1,116,102	$1,781,103	$2,711,793	$1,102,836	$4,506,162	$5,608,998	$1,467,050

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2014 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2011	$4,426,444
Additions during period
Acquisitions	193,131
Improvements	187,990
Deduction during period—disposition and retirements of property	(27,891)
Balance, December 31, 2012	4,779,674
Additions during period
Acquisitions	76,359
Improvements	329,522
Deduction during period—disposition and retirements of property	(36,092)
Balance, December 31, 2013	5,149,463
Additions during period
Acquisitions	174,328
Improvements	329,674
Deduction during period—disposition and retirements of property and transfer to joint venture	(44,467)
Balance, December 31, 2014	$5,608,998
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $5.1 billion as of December 31, 2014.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2014
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2011	$1,127,588
Additions during period—depreciation and amortization expense	128,654
Deductions during period—disposition and retirements of property	(31,947)
Balance, December 31, 2012	1,224,295
Additions during period—depreciation and amortization expense	147,730
Deductions during period—disposition and retirements of property	(21,554)
Balance, December 31, 2013	1,350,471
Additions during period—depreciation and amortization expense	155,662
Deductions during period—disposition and retirements of property	(39,083)
Balance, December 31, 2014	$1,467,050

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2014 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,286	$20,286 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
Second Mortgage on hotel building in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	34,000 (4)	10,691	9,737	—
Mortgage on retail building in Norwalk, CT	7%	June 2015	Interest only; balloon payment due at maturity	—	11,715	11,715	—
				$34,000	$51,942	$50,988	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $51.9 million as of December 31, 2014.

(2)	This mortgage is available for up to $25.0 million.

(3)
This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.

(4)	We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2014 is estimated.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2014 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2011	$55,967
Additions during period:
Issuance of loans	70
Deductions during period:
Collection and satisfaction of loans	(1,161)
Amortization of discount	772
Balance, December 31, 2012	55,648
Deductions during period:
Collection and satisfaction of loans	(1,057)
Amortization of discount	564
Balance, December 31, 2013	55,155
Deductions during period:
Collection and satisfaction of loans	(4,778)
Amortization of discount	611
Balance, December 31, 2014	$50,988

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.20% Notes due 2017; 5.95% Notes due 2014 and the 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the "1999 1Q Form 10-Q") and incorporated herein by reference)

10.2
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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

10.6	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.7	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.8
Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.9
Form of Restricted Share Award Agreement for long term vesting and retention awards for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-07533) (the "2010 Form 10-K") and incorporated herein by reference)

10.10
Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

1

Exhibit No.	Description

10.11
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.12
* Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.13
* Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.14
* Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.15
* Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.16
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.17
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.18
* Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.19
Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.20
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.21
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

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

2

Exhibit No.	Description

10.27
Revised Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.28
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.32
First Amendment to the Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference

10.33
Second Amendment to Term Loan Agreement, dated as of August 28, 2014, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on September 2, 2014 and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

3