Form 10-Q
period 2015-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2015-05-07
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on May 4, 2015 was 68,682,443.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2014, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $266,198 and $282,303 of consolidated variable interest entities, respectively)	$5,208,904	$5,128,757
Construction-in-progress	466,469	480,241
Asset held for sale	61,987	—
	5,737,360	5,608,998
Less accumulated depreciation and amortization (including $27,873 and $26,618 of consolidated variable interest entities, respectively)	(1,500,976)	(1,467,050)
Net real estate	4,236,384	4,141,948
Cash and cash equivalents	171,437	47,951
Accounts and notes receivable, net	100,981	93,291
Mortgage notes receivable, net	50,911	50,988
Investment in real estate partnerships	37,538	37,457
Prepaid expenses and other assets	166,922	160,167
Debt issuance costs, net of accumulated amortization of $12,266 and $11,441, respectively	16,577	15,068
TOTAL ASSETS	$4,780,750	$4,546,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $179,789 and $187,632 of consolidated variable interest entities, respectively)	$579,752	$563,698
Capital lease obligations	71,640	71,647
Notes payable	290,577	290,519
Senior notes and debentures	1,694,764	1,483,813
Accounts payable and accrued expenses	149,379	145,685
Dividends payable	60,698	60,620
Security deposits payable	14,371	14,115
Other liabilities and deferred credits	108,498	105,164
Total liabilities	2,969,679	2,735,261
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	119,145	119,053
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 68,677,816 and 68,605,783 shares issued and outstanding, respectively	688	687
Additional paid-in capital	2,284,552	2,281,223
Accumulated dividends in excess of net income	(697,692)	(683,991)
Accumulated other comprehensive loss	(5,976)	(3,515)
Total shareholders’ equity of the Trust	1,591,569	1,604,401
Noncontrolling interests	100,357	88,155
Total shareholders’ equity	1,691,926	1,692,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,780,750	$4,546,870

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
REVENUE
Rental income	$181,166	$166,193
Other property income	2,465	3,400
Mortgage interest income	1,161	1,235
Total revenue	184,792	170,828
EXPENSES
Rental expenses	41,439	37,130
Real estate taxes	20,394	18,700
General and administrative	8,853	7,704
Depreciation and amortization	41,984	43,850
Total operating expenses	112,670	107,384
OPERATING INCOME	72,122	63,444
Other interest income	29	25
Interest expense	(24,168)	(23,137)
Income from real estate partnerships	220	213
NET INCOME	48,203	40,545
Net income attributable to noncontrolling interests	(2,017)	(1,792)
NET INCOME ATTRIBUTABLE TO THE TRUST	46,186	38,753
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$46,051	$38,618

EARNINGS PER COMMON SHARE, BASIC	$0.67	$0.58
Weighted average number of common shares, basic	68,368	66,615

EARNINGS PER COMMON SHARE, DILUTED	$0.67	$0.57
Weighted average number of common shares, diluted	68,563	66,773

COMPREHENSIVE INCOME	$45,742	$40,002

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$43,725	$38,210

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2015
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2014	399,896	$9,997	68,605,783	$687	$2,281,223	$(683,991)	$(3,515)	$88,155	$1,692,556
Net income, excluding $785 attributable to redeemable noncontrolling interests	—	—	—	—	—	46,186	—	1,232	47,418
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(2,461)	—	(2,461)
Dividends declared to common shareholders	—	—	—	—	—	(59,752)	—	—	(59,752)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,095)	(1,095)
Common shares issued	—	—	27	—	4	—	—	—	4
Exercise of stock options	—	—	8,346	—	518	—	—	—	518
Shares issued under dividend reinvestment plan	—	—	3,941	—	561	—	—	—	561
Share-based compensation expense, net of forfeitures	—	—	55,271	1	3,753	—	—	—	3,754
Shares withheld for employee taxes	—	—	(35,163)	—	(5,082)	—	—	—	(5,082)
Conversion and redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16,288	16,288
Adjustment to redeemable noncontrolling interests	—	—	—	—	(497)	—	—	—	(497)
BALANCE AT MARCH 31, 2015	399,896	$9,997	68,677,816	$688	$2,284,552	$(697,692)	$(5,976)	$100,357	$1,691,926

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$48,203	$40,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,984	43,850
Income from real estate partnerships	(220)	(213)
Other, net	1,491	1,532
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(6,607)	(6,716)
(Increase) decrease in prepaid expenses and other assets	(426)	689
Increase in accounts payable and accrued expenses	800	1,811
Decrease in security deposits and other liabilities	(3,239)	(2,336)
Net cash provided by operating activities	81,986	79,162
INVESTING ACTIVITIES
Acquisition of real estate	(26,414)	(308)
Capital expenditures - development and redevelopment	(54,898)	(74,097)
Capital expenditures - other	(10,466)	(9,834)
Investment in real estate partnership	(47)	—
Distribution from real estate partnership in excess of earnings	—	92
Leasing costs	(3,333)	(3,944)
Repayment of mortgage and other notes receivable, net	213	51
Net cash used in investing activities	(94,945)	(88,040)
FINANCING ACTIVITIES
Issuance of senior notes, net of costs	208,654	—
Repayment of mortgages, capital leases and notes and other payables	(11,035)	(2,842)
Issuance of common shares	589	51,615
Dividends paid to common and preferred shareholders	(59,330)	(51,714)
Distributions to and redemptions of noncontrolling interests	(2,433)	(1,409)
Net cash provided by (used in) financing activities	136,445	(4,350)
Increase (decrease) in cash and cash equivalents	123,486	(13,228)
Cash and cash equivalents at beginning of year	47,951	88,927
Cash and cash equivalents at end of period	$171,437	$75,699

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of March 31, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects.
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
Recently Issued Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 is effective for us in the first quarter of 2016, and we are currently assessing the impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, rather than classified as an asset. Recognition and measurement of debt issuance costs are not affected. ASU 2015-03 is effective for us in the first quarter of 2016 and is not expected to have a significant impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$28,889	$28,703
Interest capitalized	(4,721)	(5,566)
Interest expense	$24,168	$23,137
Cash paid for interest, net of amounts capitalized	$22,837	$20,463
Cash paid for income taxes	$116	$208
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$18,666	$68,282
DownREIT operating partnership units issued with acquisition	$7,742	$65,348
Shares issued under dividend reinvestment plan	$494	$450
See Note 3 for additional disclosures relating to the San Antonio Center acquisition.

NOTE 3—REAL ESTATE
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Net assets acquired were preliminarily allocated to operating real estate, other assets for "above market leases" and a ground lease where we are the lessee, and other liabilities for "below market leases." Additionally, approximately $16 million was preliminarily allocated to noncontrolling interests. The purchase price allocation will be finalized after our valuation studies are complete. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the three months ended March 31, 2015 on the accompanying consolidated statements of comprehensive income.
On February 25, 2015, we acquired the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability and was included in "other liabilities and deferred credits" on the accompanying December 31, 2014 consolidated balance sheet.

NOTE 4—REAL ESTATE PARTNERSHIPS
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
OPERATING RESULTS
Revenue	$4,744	$5,018
Expenses
Other operating expenses	2,129	2,110
Depreciation and amortization	1,222	1,487
Interest expense	519	839
Total expenses	3,870	4,436
Net income	$874	$582
Our share of net income from real estate partnership	$299	$213

	March 31,	December 31,
	2015	2014
	(In thousands)
BALANCE SHEETS
Real estate, net	$148,314	$149,203
Cash	3,765	2,864
Other assets	5,530	5,346
Total assets	$157,609	$157,413
Mortgages payable	$34,385	$34,385
Other liabilities	3,711	3,673
Partners’ capital	119,513	119,355
Total liabilities and partners’ capital	$157,609	$157,413
Our share of unconsolidated debt	$10,316	$10,316
Our investment in real estate partnership	$32,410	$32,367

NOTE 5—DEBT
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27% and matures on January 1, 2016.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes will have the same terms and be of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were approximately $208.7 million. The proceeds were used to repay our $200.0 million 6.20% notes as further discussed in Note 12.
During the three months ended March 31, 2015, the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $79.5 million, the weighted average borrowings outstanding was $39.6 million, and the weighted average interest rate, before amortization of debt fees, was 1.1%. At March 31, 2015, there was no balance outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2015, we were in compliance with all debt covenants.

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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$870,329	$894,258	$854,217	$880,866
Senior notes and debentures	$1,694,764	$1,814,913	$1,483,813	$1,579,868

As of March 31, 2015, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.8 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2015, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2015 was a liability of $6.0 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three months ended March 31, 2015, the change in valuation on our interest rate swaps resulted in a $2.5 million increase in our derivative liability (including $1.1 million reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$5,976	$—	$5,976	$—	$3,515	$—	$3,515

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 934,405 downREIT operating partnership units are outstanding which have a total fair value of $137.6 million, based on our closing stock price on March 31, 2015.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2015		2014
	Declared	Paid	Declared	Paid
Common shares	$0.870	$0.870	$0.780	$0.780
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Minimum rents
Retail and commercial	$124,313	$116,065
Residential	10,387	7,822
Cost reimbursement	40,887	37,459
Percentage rent	2,764	2,123
Other	2,815	2,724
Total rental income	$181,166	$166,193

Minimum rents include the following:

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Straight-line rents	$1.3	$1.1
Amortization of above market leases	$(0.9)	$(1.0)
Amortization of below market leases	$1.6	$1.5

NOTE 10—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Share-based compensation incurred
Grants of common shares	$3,754	$3,523
Grants of options	—	35
	3,754	3,558
Capitalized share-based compensation	(217)	(285)
Share-based compensation expense	$3,537	$3,273

NOTE 11—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2015 and 2014, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2015 and 2014. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)
NUMERATOR
Net income	$48,203	$40,545
Less: Preferred share dividends	(135)	(135)
Less: Net income attributable to noncontrolling interests	(2,017)	(1,792)
Less: Earnings allocated to unvested shares	(210)	(238)
Net income available for common shareholders, basic and diluted	$45,841	$38,380
DENOMINATOR
Weighted average common shares outstanding—basic	68,368	66,615
Effect of dilutive securities:
Stock options	195	158
Weighted average common shares outstanding—diluted	68,563	66,773

Earnings per common share, basic	$0.67	$0.58

Earnings per common share, diluted	$0.67	$0.57
Income from continuing operations attributable to the Trust	$46,186	$38,753

NOTE 12—SUBSEQUENT EVENTS
On April 11, 2015, we redeemed our $200.0 million 6.20% senior notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of approximately $19.2 million and accrued but unpaid interest of $3.0 million.
On April 24, 2015, we sold our property in San Antonio, Texas for a gain at a sales price of $46.1 million.
On May 4, 2015, a newly formed joint venture in which we own an 80% equity interest, acquired the fee interest in a 198,000 square foot retail property located in Miami, Florida for $87.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2015.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of March 31, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects comprising approximately 20.7 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.4% leased and 94.5% occupied at March 31, 2015. A joint venture in which we own a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of March 31, 2015. In total, the joint venture properties in which we own a 30% interest were 85.8% leased and 85.4% occupied at March 31, 2015.
2015 Significant Property Acquisitions and Disposition
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Net assets acquired were preliminarily allocated to operating real estate, other assets for "above market leases" and a ground lease where we are the lessee, and other liabilities for "below market leases." Additionally, approximately $16 million was preliminarily allocated to noncontrolling interests. The purchase price allocation will be finalized after our valuation studies are complete. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the three months ended March 31, 2015 on the consolidated statements of comprehensive income.
On February 25, 2015, we acquired the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability and was included in "other liabilities and deferred credits" on the December 31, 2014 consolidated balance sheet.
On April 24, 2015, we sold our property in San Antonio, Texas for a gain at a sales price of $46.1 million.
On May 4, 2015, a newly formed joint venture in which we own an 80% equity interest, acquired the fee interest in a 198,000 square foot retail property located in Miami, Florida for $87.5 million.
2015 Significant Debt and Equity Transactions
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27% and matures on January 1, 2016.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes will have the same terms and be of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were approximately $208.7 million. The proceeds were used to repay our $200.0 million 6.20% notes.
On April 11, 2015, we redeemed our $200.0 million 6.20% senior notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of approximately $19.2 million and accrued but unpaid interest of $3.0 million.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $54 million and $2 million, respectively, for the three months ended March 31, 2015 and $71 million and $2 million, respectively, for the three months ended March 31, 2014. We capitalized external and internal costs related to other property improvements of $6 million and less than $1 million, respectively, for both the three months ended March 31, 2015 and 2014. We capitalized external and internal costs related to leasing activities of $2 million and $1 million, respectively, for both the three months ended March 31, 2015 and 2014. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $1 million, less than $1 million, and $1 million, respectively, for both the three months ended March 31, 2015 and 2014. Total capitalized costs were $65 million and $82 million for the three months ended March 31, 2015 and 2014, respectively.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we remain optimistic given the trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2015, no single tenant accounted for more than 3.1% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2015, we expect to have redevelopment projects stabilizing with projected costs of approximately $68 million.
We continue our ongoing redevelopment efforts at Santana Row, and are currently proceeding with our next phase of redevelopment which is a six story building including approximately 225,500 square feet of office space, 1,500 square feet of retail space, and 670 parking spaces. The building is expected to cost between $110 and $120 million and stabilize in 2017. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 348 residential units and 69,000 square feet of commercial space. We are currently in the process of seeking additional entitlements and control an additional 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at March 31, 2015 is approximately $366 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 of retail space and 98,000 square feet of office space (both owned by the Trust) and 450 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Minimal amounts of construction remain to be completed in the first phase. The retail space in Phase I opened during 2014 and currently is 97.3% leased; the office space will open throughout 2015. Phase I is expected to stabilize in 2015/2016. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million (net of reimbursements) of which $194 million has been incurred to date.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 155 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we will be a partner. Total expected costs will range from $270 million to $285 million and stabilization is expected in 2018/2019. Phase II is also expected to include 117 for-sale condominium units with an expected total cost of $62 to $67 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Including costs incurred in the first three months of 2015, we expect to invest between $20 million and $30 million in Assembly Row in 2015, net of expected public funding.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened, and is 96.6% leased as of March 31, 2015. As of March 31, 2015, 133,000 square feet of the retail space in Phase I is open, and we expect the remaining retail, office, and 319 unit residential building to open in the remainder of 2015. We expect Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $255 million to $265 million of which $235 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose and expect building construction to commence in the first half of 2015. Phase II will include approximately 185,000 square feet of retail space, a 177 room select-service hotel and 264 residential units. Total expected costs range from $195 million to $200 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $50 million to $53 million. Including costs incurred in the first three months of 2015, we expect to invest between $80 million and $110 million in Pike & Rose in 2015.
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
At March 31, 2015, the leasable square feet in our properties was 94.5% occupied and 95.4% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the first quarter of 2015, we signed leases for a total of 280,000 square feet of retail space including 249,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 22% on a straight-line basis. New leases for comparable spaces were signed for 101,000 square feet at an average rental increase of 16% on a cash basis and 23% on a straight-line basis. Renewals for comparable spaces were signed for 148,000 square feet at an average rental increase of 8% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $55.12 per square foot for new leases and $1.06 per square foot for renewals for the three months ended March 31, 2015.

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
The leases signed in 2015 generally become effective over the following two years though some may not become effective until 2018 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year, and expect that volume for 2015 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three months ended March 31, 2015, all or a portion of 80 properties were considered same-center and thirteen were considered redevelopment or expansion. For the three months ended March 31, 2015, three properties were moved from acquisition to same-center, two properties were moved from same-center to redevelopment, and one property was moved from redevelopment to same-center, when compared to the designations as of December 31, 2014. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2015 AND 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$181,166	$166,193	$14,973	9.0%
Other property income	2,465	3,400	(935)	(27.5)%
Mortgage interest income	1,161	1,235	(74)	(6.0)%
Total property revenue	184,792	170,828	13,964	8.2%
Rental expenses	41,439	37,130	4,309	11.6%
Real estate taxes	20,394	18,700	1,694	9.1%
Total property expenses	61,833	55,830	6,003	10.8%
Property operating income	122,959	114,998	7,961	6.9%
Other interest income	29	25	4	16.0%
Income from real estate partnerships	220	213	7	3.3%
Interest expense	(24,168)	(23,137)	(1,031)	4.5%
General and administrative expense	(8,853)	(7,704)	(1,149)	14.9%
Depreciation and amortization	(41,984)	(43,850)	1,866	(4.3)%
Total other, net	(74,756)	(74,453)	(303)	0.4%
Net income	48,203	40,545	7,658	18.9%
Net income attributable to noncontrolling interests	(2,017)	(1,792)	(225)	12.6%
Net income attributable to the Trust	$46,186	$38,753	$7,433	19.2%

Property Revenues
Total property revenue increased $14.0 million, or 8.2%, to $184.8 million in the three months ended March 31, 2015 compared to $170.8 million in the three months ended March 31, 2014. The percentage occupied at our shopping centers decreased to 94.5% at March 31, 2015 compared to 94.7% at March 31, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $15.0 million, or 9.0%, to $181.2 million in the three months ended March 31, 2015 compared to $166.2 million in the three months ended March 31, 2014 due primarily to the following:

•	an increase of $6.1 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014 and through 2015,

•
an increase of $5.7 million at same-center properties due primarily to higher rental rates of approximately $2.6 million, a $1.7 million increase in recovery income (primarily the result of reimbursements for higher snow removal costs), and occupancy impacts of approximately $0.8 million.

•	an increase of $1.6 million attributable to properties acquired in 2015 and 2014, and

•	an increase of $1.6 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the net impact of our other redevelopment properties.
Other Property Income
Other property income decreased $0.9 million, or 27.5%, to $2.5 million in the three months ended March 31, 2015 compared to $3.4 million in the three months ended March 31, 2014. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at our same center and redevelopment properties in 2014.

Property Expenses
Total property expenses increased $6.0 million, or 10.8%, to $61.8 million in the three months ended March 31, 2015 compared to $55.8 million in the three months ended March 31, 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.3 million, or 11.6%, to $41.4 million in the three months ended March 31, 2015 compared to $37.1 million in the three months ended March 31, 2014. This increase is primarily due to the following:

•	an increase of $2.3 million related to Assembly Row and Pike & Rose, as portions of these projects opened beginning in second quarter 2014 and through 2015,

•	an increase of $1.3 million in repairs and maintenance at same-center properties due primarily to higher snow removal costs, and

•	an increase of $0.5 million related to properties acquired in 2015 and 2014.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 22.6% in the three months ended March 31, 2015 from 21.9% in the three months ended March 31, 2014.
Real Estate Taxes
Real estate tax expense increased $1.7 million, or 9.1%, to $20.4 million in the three months ended March 31, 2015 compared to $18.7 million in the three months ended March 31, 2014 due primarily to Assembly Row and Pike & Rose and higher assessments at our same-center and redevelopment properties.
Property Operating Income
Property operating income increased $8.0 million, or 6.9%, to $123.0 million in the three months ended March 31, 2015 compared to $115.0 million in the three months ended March 31, 2014. This increase is primarily due to growth in earnings at same-center properties, portions of Assembly Row and Pike & Rose opening beginning in the second quarter 2014 and through 2015, and the acquisition of San Antonio Center in January 2015.
Other
Interest Expense
Interest expense increased $1.0 million, or 4.5%, to $24.2 million in the three months ended March 31, 2015 compared to $23.1 million in the three months ended March 31, 2014. This increase is due primarily to the following:

•	an increase of $1.3 million due to higher borrowings,

•	a decrease of $0.8 million in capitalized interest due primarily to the majority of Phase I of Assembly Row opening during 2014, partially offset by

•	a decrease of $1.1 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $28.9 million and $28.7 million in the three months ended March 31, 2015 and 2014, respectively. Capitalized interest was $4.7 million and $5.6 million in the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expense
General and administrative expenses increased $1.1 million, or 14.9%, to $8.9 million for the three months ended March 31, 2015, compared to $7.7 million in the three months ended March 31, 2014.  The increase is due to higher transaction costs and higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.9 million, or 4.3%, to $42.0 million in the three months ended March 31, 2015 from $43.9 million in the three months ended March 31, 2014. This decrease is due primarily to accelerated depreciation in 2014 due to the change in use of a redevelopment property, partially offset by depreciation on Assembly Row and Pike & Rose.

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
Cash and cash equivalents were $171.4 million at March 31, 2015. Additionally, we have a $600.0 million unsecured revolving credit facility which matures on April 21, 2017, subject to a one-year extension at our option, and had no borrowings outstanding at March 31, 2015. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2015, we had the capacity to issue up to $84.1 million in common shares under our ATM equity program.
For the three months ended March 31, 2015, the maximum amount of borrowings outstanding under our revolving credit facility was $79.5 million, the weighted average amount of borrowings outstanding was $39.6 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. On April 11, 2015, we redeemed our $200.0 million 6.20% senior notes prior to the original maturity date of January 15, 2017 using the funds raised from our March 2015 senior note issuance. For the remainder of 2015, we have $148.7 million of debt maturing at a weighted average stated interest rate of 7.9%. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015 which is the result of the continued development at both Assembly Row and Pike & Rose with openings of portions of both projects in the remainder of 2015, the commencement of construction on Phase II of Pike & Rose and Assembly Row, and the current phase of Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$81,986	$79,162
Cash used in investing activities	(94,945)	(88,040)
Cash provided by (used in) financing activities	136,445	(4,350)
Increase (decrease) in cash and cash equivalents	123,486	(13,228)
Cash and cash equivalents, beginning of year	47,951	88,927
Cash and cash equivalents, end of period	$171,437	$75,699

Net cash provided by operating activities increased $2.8 million to $82.0 million during the three months ended March 31, 2015 from $79.2 million during the three months ended March 31, 2014. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $6.9 million to $94.9 million during the three months ended March 31, 2015 from $88.0 million during the three months ended March 31, 2014. The increase was primarily attributable to a $26.1 million increase in acquisitions of real estate due to the January 2015 San Antonio Center acquisition partially offset by a $19.2 million decrease in capital investments and leasing costs.
Net cash provided by financing activities increased $140.8 million to $136.4 million provided during the three months ended March 31, 2015 from $4.4 million used during the three months ended March 31, 2014. The increase was primarily attributable to:

•	$208.7 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015, partially offset by

•
$51.0 million decrease in net proceeds from the issuance of common shares due primarily to not issuing any common shares under our ATM equity program in the three months ended March 31, 2015 compared to 0.5 million shares at a weighted average price of $111.35 in the three months ended March 31, 2014,

•
$8.2 million increase in repayment of mortgages, capital leases and notes and other payables due to the acquisition of one of the noncontrolling interest holder's interest in The Grove at Shrewsbury for $8.8 million. This interest was mandatorily redeemable and, therefore, was classified as a liability, and

•	$7.6 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At March 31, 2015, our investment in the Partnership was $32.4 million and the Partnership had approximately $34.4 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2015:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2015	Stated Interest Rate as of March 31, 2015	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Barracks Road	44,300	$35,701	7.95%	November 1, 2015
Hauppauge	16,700	13,458	7.95%	November 1, 2015
Lawrence Park	31,400	25,305	7.95%	November 1, 2015
Wildwood	27,600	22,243	7.95%	November 1, 2015
Wynnewood	32,000	25,789	7.95%	November 1, 2015
Brick Plaza	33,000	26,195	7.42%	November 1, 2015
San Antonio Center	Acquired	18,542	5.27%	January 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	44,284	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,189	6.38%	March 1, 2018
Rollingwood Apartments	24,050	22,024	5.54%	May 1, 2019
29th Place	Acquired	4,895	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	75,488	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	7,022	5.36%	January 15, 2031
Subtotal		571,340
Net unamortized premium		8,412
Total mortgages payable		579,752
Notes payable
Unsecured fixed rate
Term loan (2)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	6,177	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (3)	9,400	9,400	0.04%	October 1, 2016
Revolving credit facility (4)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		290,577
Senior notes and debentures
Unsecured fixed rate
6.20% notes (5)	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,694,200
Net unamortized premium		564
Total senior notes and debentures		1,694,764
Capital lease obligations
Various		71,640	Various	Various through 2106
Total debt and capital lease obligations		$2,636,733
_____________________

1)	Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by Clarion.

2)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

3)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

4)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2015 was $79.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.06%.

5)	On April 11, 2015, the 6.20% senior notes were redeemed for $222.2 million including a make-whole premium of approximately $19.2 million and accrued but unpaid interest of $3.0 million.
Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2015, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2015:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2015	$200,427	(1)	$151,773	$24	$352,224
2016	9,806		21,871	30	31,707
2017	451	(2)	220,438	34	220,923
2018	275,500		13,326	37	288,863
2019	553		22,731	42	23,326
Thereafter	1,498,040		141,201	71,473	1,710,714
	$1,984,777		$571,340	$71,640	$2,627,757	(3)
_____________________

1)
2015 maturities include the 6.20% senior notes which were redeemed on April 11, 2015 for $222.2 million including a make-whole premium of approximately $19.2 million and accrued but unpaid interest of $3.0 million.

2)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of March 31, 2015, there was no balance outstanding under this credit facility.

3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium on certain mortgage loans and senior notes as of March 31, 2015.
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

As of March 31, 2015, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2015, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$48,203	$40,545
Net income attributable to noncontrolling interests	(2,017)	(1,792)
Depreciation and amortization of real estate assets	36,953	39,549
Amortization of initial direct costs of leases	3,440	2,831
Depreciation of joint venture real estate assets	331	409
Funds from operations	86,910	81,542
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	833	716
Income attributable to unvested shares	(320)	(369)
Funds from operations available for common shareholders	$87,288	$81,754
Weighted average number of common shares, diluted (1)	69,515	67,691
Funds from operations available for common shareholders, per diluted share	$1.26	$1.21
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2015, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2015, we had $2.6 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements;

we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $165.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $188.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2015, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of March 31, 2015. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2014 filed with the SEC on February 10, 2015. These factors include, but are not limited to, the following:

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

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	that costs associated with the periodic maintenance and repair or renovation of space, insurance and other operations may increase,

•	environmental issues may develop at our properties and result in unanticipated costs, and

•	because real estate is illiquid, we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks associated with general economic conditions, including local economic conditions in our geographic markets;

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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended March 31, 2015 we redeemed 39,611 downREIT operating partnership units for common shares, and 1,050 units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

May 7, 2015	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 7, 2015	/s/ James M. Taylor, Jr.
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
10.11
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.12
Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.13
Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.14
Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.15
Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.16
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.17
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.18
Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.19
Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.20
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.21
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.