Form 10-Q
period 2015-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2015-08-05
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 31, 2015 was 69,125,823.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2014, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $355,241 and $282,303 of consolidated variable interest entities, respectively)	$5,336,688	$5,128,757
Construction-in-progress	507,491	480,241
	5,844,179	5,608,998
Less accumulated depreciation and amortization (including $30,099 and $26,618 of consolidated variable interest entities, respectively)	(1,508,397)	(1,467,050)
Net real estate	4,335,782	4,141,948
Cash and cash equivalents	22,175	47,951
Accounts and notes receivable, net	106,218	93,291
Mortgage notes receivable, net	50,677	50,988
Investment in real estate partnerships	37,748	37,457
Prepaid expenses and other assets	165,685	160,167
Debt issuance costs, net of accumulated amortization of $11,796 and $11,441, respectively	15,553	15,068
TOTAL ASSETS	$4,733,838	$4,546,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $179,303 and $187,632 of consolidated variable interest entities, respectively)	$576,446	$563,698
Capital lease obligations	71,633	71,647
Notes payable	396,911	290,519
Senior notes and debentures	1,494,515	1,483,813
Accounts payable and accrued expenses	137,944	145,685
Dividends payable	60,992	60,620
Security deposits payable	14,901	14,115
Other liabilities and deferred credits	118,570	105,164
Total liabilities	2,871,912	2,735,261
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	120,360	119,053
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 69,120,797 and 68,605,783 shares issued and outstanding, respectively	692	687
Additional paid-in capital	2,344,031	2,281,223
Accumulated dividends in excess of net income	(714,239)	(683,991)
Accumulated other comprehensive loss	(4,909)	(3,515)
Total shareholders’ equity of the Trust	1,635,572	1,604,401
Noncontrolling interests	105,994	88,155
Total shareholders’ equity	1,741,566	1,692,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,733,838	$4,546,870

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
REVENUE
Rental income	$175,884	$162,383	$357,050	$328,576
Other property income	4,420	4,325	6,885	7,725
Mortgage interest income	1,157	1,239	2,318	2,474
Total revenue	181,461	167,947	366,253	338,775
EXPENSES
Rental expenses	32,623	31,405	74,062	68,535
Real estate taxes	20,667	19,164	41,061	37,864
General and administrative	9,299	8,124	18,152	15,828
Depreciation and amortization	42,671	40,893	84,655	84,743
Total operating expenses	105,260	99,586	217,930	206,970
OPERATING INCOME	76,201	68,361	148,323	131,805
Other interest income	74	18	103	43
Interest expense	(23,445)	(23,213)	(47,613)	(46,350)
Early extinguishment of debt	(19,072)	—	(19,072)	—
Income from real estate partnerships	406	250	626	463
INCOME FROM CONTINUING OPERATIONS	34,164	45,416	82,367	85,961
Gain on sale of real estate	11,509	—	11,509	—
NET INCOME	45,673	45,416	93,876	85,961
Net income attributable to noncontrolling interests	(2,041)	(1,871)	(4,058)	(3,663)
NET INCOME ATTRIBUTABLE TO THE TRUST	43,632	43,545	89,818	82,298
Dividends on preferred shares	(135)	(135)	(271)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$43,497	$43,410	$89,547	$82,027
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.46	$0.64	$1.13	$1.22
Gain on sale of real estate	0.17	—	0.17	—
	$0.63	$0.64	$1.30	$1.22
Weighted average number of common shares, basic	68,531	67,110	68,449	66,858
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.46	$0.64	$1.13	$1.22
Gain on sale of real estate	0.17	—	0.17	—
	$0.63	$0.64	$1.30	$1.22
Weighted average number of common shares, diluted	68,713	67,277	68,638	67,021

COMPREHENSIVE INCOME	$46,740	$43,316	$92,482	$83,318

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$44,699	$41,445	$88,424	$79,655

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2015
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2014	399,896	$9,997	68,605,783	$687	$2,281,223	$(683,991)	$(3,515)	$88,155	$1,692,556
Net income, excluding $1,758 attributable to redeemable noncontrolling interests	—	—	—	—	—	89,818	—	2,300	92,118
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(1,394)	—	(1,394)
Dividends declared to common shareholders	—	—	—	—	—	(119,795)	—	—	(119,795)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,585)	(2,585)
Common shares issued	—	—	427,194	4	56,614	—	—	—	56,618
Exercise of stock options	—	—	19,739	—	1,207	—	—	—	1,207
Shares issued under dividend reinvestment plan	—	—	8,226	—	1,165	—	—	—	1,165
Share-based compensation expense, net of forfeitures	—	—	55,407	1	6,581	—	—	—	6,582
Shares withheld for employee taxes	—	—	(35,163)	—	(5,082)	—	—	—	(5,082)
Conversion and redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22,347	22,347
Adjustment to redeemable noncontrolling interests	—	—	—	—	(1,749)	—	—	—	(1,749)
BALANCE AT JUNE 30, 2015	399,896	$9,997	69,120,797	$692	$2,344,031	$(714,239)	$(4,909)	$105,994	$1,741,566

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$93,876	$85,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,655	84,743
Gain on sale of real estate	(11,509)	—
Early extinguishment of debt	19,072	—
Income from real estate partnerships	(626)	(463)
Other, net	1,825	2,348
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(7,765)	(10,839)
Decrease in prepaid expenses and other assets	3,724	8,175
(Decrease) increase in accounts payable and accrued expenses	(12,620)	967
Increase in security deposits and other liabilities	3,016	1,177
Net cash provided by operating activities	173,648	172,069
INVESTING ACTIVITIES
Acquisition of real estate	(108,919)	(4,352)
Capital expenditures - development and redevelopment	(124,916)	(154,732)
Capital expenditures - other	(20,745)	(20,280)
Proceeds from sale of real estate	45,821	—
Investment in real estate partnership	(149)	(3,581)
Distribution from real estate partnership in excess of earnings	—	301
Leasing costs	(8,045)	(8,118)
Repayment of mortgage and other notes receivable, net	602	640
Net cash used in investing activities	(216,351)	(190,122)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	106,500	—
Issuance of senior notes, net of costs	208,644	—
Redemption and retirement of senior notes	(219,228)	—
Repayment of mortgages, capital leases and notes and other payables	(13,337)	(26,097)
Issuance of common shares	58,007	103,931
Dividends paid to common and preferred shareholders	(118,721)	(103,856)
Distributions to and redemptions of noncontrolling interests	(4,938)	(3,540)
Net cash provided by (used in) financing activities	16,927	(29,562)
Decrease in cash and cash equivalents	(25,776)	(47,615)
Cash and cash equivalents at beginning of year	47,951	88,927
Cash and cash equivalents at end of period	$22,175	$41,312

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of June 30, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$57,156	$57,364
Interest capitalized	(9,543)	(11,014)
Interest expense	$47,613	$46,350
Cash paid for interest, net of amounts capitalized (1)	$71,832	$40,885
Cash paid for income taxes	$222	$309
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$18,666	$68,282
DownREIT operating partnership units issued with acquisition	$7,742	$65,348
Mortgage loan refinanced	$—	$11,500
Repayment of note payable with public funding/related construction-in-progress offset	$—	$10,000
Shares issued under dividend reinvestment plan	$983	$900
(1) 2015 includes $19.2 million related to early extinguishment of debt.
See Note 3 for additional disclosures relating to the San Antonio Center acquisition.

NOTE 3—REAL ESTATE
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the six months ended June 30, 2015.
On February 25, 2015, we acquired the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability and was included in "other liabilities and deferred credits" on the accompanying December 31, 2014 consolidated balance sheet.
On April 24, 2015, we sold our Houston Street property in San Antonio, Texas for a sales price of $46.1 million, resulting in a gain of $11.5 million.
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Net assets acquired were preliminarily allocated to operating real estate and other assets for "above market leases," and other liabilities for "below market leases." Additionally, approximately $6 million was preliminarily allocated to noncontrolling interests. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.7 million in acquisition costs which are included in "general and administrative expenses" for the six months ended June 30, 2015. CocoWalk LLC is a variable interest entity for which we are the primary beneficiary, and consequently, the entity is consolidated in our financial statements effective May 4, 2015. As of June 30, 2015 net real estate assets related to CocoWalk LLC included in our consolidated balance sheet are $87.4 million.

NOTE 4—REAL ESTATE PARTNERSHIPS
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
OPERATING RESULTS
Revenue	$4,273	$4,469	$9,017	$9,487
Expenses
Other operating expenses	1,242	1,390	3,371	3,500
Depreciation and amortization	1,237	1,590	2,459	3,077
Interest expense	517	781	1,036	1,620
Total expenses	2,996	3,761	6,866	8,197
Net income	$1,277	$708	$2,151	$1,290
Our share of net income from real estate partnership	$423	$250	$722	$463

	June 30,	December 31,
	2015	2014
	(In thousands)
BALANCE SHEETS
Real estate, net	$147,514	$149,203
Cash	4,501	2,864
Other assets	5,709	5,346
Total assets	$157,724	$157,413
Mortgages payable	$34,385	$34,385
Other liabilities	3,201	3,673
Partners’ capital	120,138	119,355
Total liabilities and partners’ capital	$157,724	$157,413
Our share of unconsolidated debt	$10,316	$10,316
Our investment in real estate partnership	$32,535	$32,367

NOTE 5—DEBT
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27% and matures on January 1, 2016.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million. The make-whole premium is included in "early extinguishment of debt" in the three and six months ended June 30, 2015.
During 2015 the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $173.5 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. During the three and six months ended June 30, 2015, the weighted average borrowings outstanding were $118.5 million and $79.3 million, respectively. At

June 30, 2015, the outstanding balance was $106.5 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2015, we were in compliance with all debt covenants.

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

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$973,357	$984,420	$854,217	$880,866
Senior notes and debentures	$1,494,515	$1,503,677	$1,483,813	$1,579,868

As of June 30, 2015, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018, and effectively fix the rate of the term loan at 2.62%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.7 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2015, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2015 was a liability of $4.9 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and six months ended June 30, 2015, the change in valuation on our interest rate swaps resulted in a $1.1 million decrease in our derivative liability and a $1.4 million increase in our derivative liability, respectively, (including $1.1 million and $2.1 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,909	$—	$4,909	$—	$3,515	$—	$3,515

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 934,405 downREIT operating partnership units are outstanding which have a total fair value of $119.7 million, based on our closing stock price on June 30, 2015.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2015		2014
	Declared	Paid	Declared	Paid
Common shares	$1.740	$1.740	$1.560	$1.560
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677

On May 11, 2015, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three and six months ended June 30, 2015, we issued 427,134 common shares at a weighted average price per share of $134.12 for net cash proceeds of $56.6 million and paid $0.6 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2015, we had the capacity to issue up to $242.7 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Minimum rents
Retail and commercial	$125,688	$116,840	$250,001	$232,905
Residential	10,554	8,532	20,941	16,354
Cost reimbursement	33,535	32,158	74,422	69,617
Percentage rent	2,503	2,045	5,267	4,168
Other	3,604	2,808	6,419	5,532
Total rental income	$175,884	$162,383	$357,050	$328,576

Minimum rents include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Straight-line rents	$1.8	$1.1	$3.1	$2.2
Amortization of above market leases	$(1.0)	$(0.8)	$(1.9)	$(1.7)
Amortization of below market leases	$1.6	$1.5	$3.2	$2.9

NOTE 10—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Grants of shares and options	$2,827	$3,070	$6,581	$6,628
Capitalized share-based compensation	(231)	(300)	(448)	(585)
Share-based compensation expense	$2,596	$2,770	$6,133	$6,043

NOTE 11—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended June 30, 2015 and 2014, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. For the six months ended June 30, 2015 and 2014 we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the six months ended June 30, 2015 and 2014. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NUMERATOR
Net income	$34,164	$45,416	$82,367	$85,961
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Net income attributable to noncontrolling interests	(2,041)	(1,871)	(4,058)	(3,663)
Less: Earnings allocated to unvested shares	(207)	(237)	(417)	(475)
Income from continuing operations available for common shareholders	31,781	43,173	77,621	81,552
Gain on sale of real estate	11,509	—	11,509	—
Net income available for common shareholders, basic and diluted	$43,290	$43,173	$89,130	$81,552
DENOMINATOR
Weighted average common shares outstanding—basic	68,531	67,110	68,449	66,858
Effect of dilutive securities:
Stock options	182	167	189	163
Weighted average common shares outstanding—diluted	68,713	67,277	68,638	67,021
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.46	$0.64	$1.13	$1.22
Gain on sale of real estate	0.17	—	0.17	—
	$0.63	$0.64	$1.30	$1.22
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.46	$0.64	$1.13	$1.22
Gain on sale of real estate	0.17	—	0.17	—
	$0.63	$0.64	$1.30	$1.22
Income from continuing operations attributable to the Trust	$32,123	$43,545	$78,309	$82,298

NOTE 12—SUBSEQUENT EVENTS
On July 1, 2015, we acquired partial interests in seven buildings in the Coconut Grove neighborhood of Miami, Florida for $5.8 million. The acquisition was completed through our CocoWalk LLC entity.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.
On August 3, 2015 we repaid the following mortgage loans, which bear interest at a weighted average rate of 7.9%, at par prior to their maturity date of November 1, 2015:

Principal Payoff Amount
(In millions)
Barracks Road	$35.3
Brick Plaza	25.9
Wynnewood	25.5
Lawrence Park	25.0
Wildwood	22.0
Hauppauge	13.3
$147.0

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of June 30, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects comprising 20.8 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.7% leased and 94.9% occupied at June 30, 2015. A joint venture in which we own a 30% interest owned six retail real estate projects totaling 0.8 million square feet as of June 30, 2015. In total, the joint venture properties in which we own a 30% interest were 92.6% leased and 85.8% occupied at June 30, 2015.
2015 Significant Property Acquisitions and Disposition
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the six months ended June 30, 2015 on the consolidated statements of comprehensive income.
On February 25, 2015, we acquired the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability and was included in "other liabilities and deferred credits" on the December 31, 2014 consolidated balance sheet.
On April 24, 2015, we sold our Houston Street property in San Antonio, Texas for a sales price of $46.1 million, resulting in a gain of $11.5 million.
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Net assets acquired were preliminarily allocated to operating real estate and other assets for "above market leases," and other liabilities for "below market leases." Additionally, approximately $6 million was preliminarily allocated to noncontrolling interests. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.7 million in acquisition costs which are included in "general and administrative expenses" for the six months ended June 30, 2015. CocoWalk is a variable interest entity for which we are the primary beneficiary. As of June 30, 2015 net real estate assets related to CocoWalk included in our consolidated balance sheet are $87.4 million.

On July 1, 2015, we acquired partial interests in seven buildings in the Coconut Grove neighborhood of Miami, Florida for $5.8 million. The acquisition was completed through our CocoWalk LLC entity.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.
2015 Significant Debt and Equity Transactions
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27% and matures on January 1, 2016.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million.
On August 3, 2015 we repaid the following mortgage loans, which bear interest at a weighted average rate of 7.9%, at par prior to their maturity date of November 1, 2015:

Principal Payoff Amount
(In millions)
Barracks Road	$35.3
Brick Plaza	25.9
Wynnewood	25.5
Lawrence Park	25.0
Wildwood	22.0
Hauppauge	13.3
$147.0

On May 11, 2015, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three and six months ended June 30, 2015, we issued 427,134 common shares at a weighted average price per share of $134.12 for net cash proceeds of $56.6 million and paid $0.6 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2015, we had the capacity to issue up to $242.7 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $125 million and $3 million, respectively, for the six months ended June 30, 2015 and $147 million and $3 million, respectively, for the six months ended June 30, 2014. We capitalized external and internal costs related to other property improvements of $15 million and $1 million, respectively, for the six months ended June 30, 2015 and $19 million and $1 million, respectively, for the six months ended June 30, 2014. We capitalized external and internal costs related to leasing activities of $5 million and $2 million, respectively, for the six months ended June 30, 2015 and $8 million and $3 million, respectively, for the six months ended June 30, 2014. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $3 million, $1 million, and $2 million, respectively, for the six months ended June 30, 2015 and $3 million, $1 million, and $3 million, respectively, for the six months ended June 30, 2014. Total capitalized costs were $152 million and $181 million for the six months ended June 30, 2015 and 2014, respectively.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.

Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we remain optimistic given the trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2015, no single tenant accounted for more than 3.0% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2015, we expect to have redevelopment projects stabilizing with projected costs of approximately $69 million.
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
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at June 30, 2015 is approximately $379 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Minimal amounts of construction remain to be completed in the first phase. The retail space in Phase I opened during 2014 and currently is 97.3% leased; the office space will open throughout 2015. Phase I is expected to stabilize in 2015/2016. Total expected costs for Phase I of Assembly Row, net of reimbursements expected, range from $190 million to $200 million, of which $187 million has been incurred to date.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 155 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we will be a partner. Total expected costs will range from $270 million to $285 million and stabilization is expected in 2018/2019. Construction commenced on Phase II in July 2015. Phase II is also expected to include 117 for-sale condominium units with an expected total cost of $62 to $67 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Including costs incurred in the first six months of 2015, we expect to invest between $20 million and $30 million in Assembly Row in 2015, net of expected public funding.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 157,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened, and is 94.8% leased as of June 30, 2015. As of June 30, 2015, 137,000 square feet of the retail space and 40,000 square feet of the office space in Phase I is open, and in July the first tenants moved into our 319 unit residential building. We expect the remaining retail, office, and residential units in the 319 unit building to open in the remainder of 2015 into early 2016, and Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $255 million to $265 million of which $247 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose and building construction has commenced. Phase II will include approximately 185,000 square feet of retail space, a 177 room select-service hotel and 264 residential units. Total expected costs range from $195 million to $200 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $53 million to $58 million. Including costs incurred in the first six months of 2015, we expect to invest between $90 million and $110 million in Pike & Rose in 2015.
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
At June 30, 2015, the leasable square feet in our properties was 94.9% occupied and 95.7% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the second quarter of 2015, we signed leases for a total of 314,000 square feet of retail space including 297,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 147,000 square feet at an average rental increase of 15% on a cash basis and 29% on a straight-line basis. Renewals for comparable spaces were signed for 150,000 square feet at an average rental increase of 16% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $46.31 per square foot for new leases and $13.13 per square foot for renewals for the three months ended June 30, 2015.
For the six months ended June 30, 2015, we signed leases for a total of 593,000 square feet of retail space including 546,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 248,000 square feet at an average rental increase of 15% on a cash basis and 27% on a straight-line basis. Renewals for comparable spaces were signed for 298,000 square feet at an average rental increase of 12% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $49.89 per square foot for new leases and $7.13 per square foot for renewals for the six months ended June 30, 2015.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and six months ended June 30, 2015, all or a portion of 79 properties were considered same-center and thirteen were considered redevelopment or expansion. When compared to the designations as of December 31, 2014, three properties were moved from acquisition to same-center, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was removed from same-center as it was sold in April 2015. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2015 AND 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$175,884	$162,383	$13,501	8.3%
Other property income	4,420	4,325	95	2.2%
Mortgage interest income	1,157	1,239	(82)	(6.6)%
Total property revenue	181,461	167,947	13,514	8.0%
Rental expenses	32,623	31,405	1,218	3.9%
Real estate taxes	20,667	19,164	1,503	7.8%
Total property expenses	53,290	50,569	2,721	5.4%
Property operating income	128,171	117,378	10,793	9.2%
Other interest income	74	18	56	311.1%
Income from real estate partnerships	406	250	156	62.4%
Interest expense	(23,445)	(23,213)	(232)	1.0%
Early extinguishment of debt	(19,072)	—	(19,072)	100.0%
General and administrative expense	(9,299)	(8,124)	(1,175)	14.5%
Depreciation and amortization	(42,671)	(40,893)	(1,778)	4.3%
Total other, net	(94,007)	(71,962)	(22,045)	30.6%
Income from continuing operations	34,164	45,416	(11,252)	(24.8)%
Gain on sale of real estate	11,509	—	11,509	100.0%
Net income	45,673	45,416	257	0.6%
Net income attributable to noncontrolling interests	(2,041)	(1,871)	(170)	9.1%
Net income attributable to the Trust	$43,632	$43,545	$87	0.2%

Property Revenues
Total property revenue increased $13.5 million, or 8.0%, to $181.5 million in the three months ended June 30, 2015 compared to $167.9 million in the three months ended June 30, 2014. The percentage occupied at our shopping centers increased to 94.9% at June 30, 2015 compared to 94.3% at June 30, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $13.5 million, or 8.3%, to $175.9 million in the three months ended June 30, 2015 compared to $162.4 million in the three months ended June 30, 2014 due primarily to the following:

•	an increase of $6.3 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014,

•	an increase of $3.1 million attributable to properties acquired in 2015 and 2014,

•
an increase of $2.8 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the lease up of our retail redevelopment in Hollywood, CA, and

•	an increase of $2.2 million at same-center properties due primarily to higher rental rates of approximately $1.7 million, and occupancy impacts of approximately $0.7 million, partially offset by

•	a decrease of $0.8 million due to the sale of our Houston Street property in April 2015.

Property Expenses
Total property expenses increased $2.7 million, or 5.4%, to $53.3 million in the three months ended June 30, 2015 compared to $50.6 million in the three months ended June 30, 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.2 million, or 3.9%, to $32.6 million in the three months ended June 30, 2015 compared to $31.4 million in the three months ended June 30, 2014. This increase is primarily due to the following:

•	an increase of $1.1 million related to properties acquired in 2015 and 2014, and

•	an increase of $1.0 million related to Assembly Row and Pike & Rose, as portions of these projects opened beginning in second quarter 2014, partially offset by

•	a decrease of $0.4 million at same-center properties primarily due to lower utility expenses, and

•	a decrease of $0.3 million due to the sale of our Houston Street property in April 2015.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.1% in the three months ended June 30, 2015 from 18.8% in the three months ended June 30, 2014.
Real Estate Taxes
Real estate tax expense increased $1.5 million, or 7.8%, to $20.7 million in the three months ended June 30, 2015 compared to $19.2 million in the three months ended June 30, 2014 due primarily to Assembly Row and Pike & Rose and properties acquired during 2015.
Property Operating Income
Property operating income increased $10.8 million, or 9.2%, to $128.2 million in the three months ended June 30, 2015 compared to $117.4 million in the three months ended June 30, 2014. This increase is primarily due to Assembly Row and Pike & Rose opening beginning in the second quarter 2014 and through 2015 and growth in earnings at same-center and redevelopment properties, partially offset by the sale of our Houston Street property.
Other
Interest Expense
Interest expense increased $0.2 million, or 1.0%, to $23.4 million in the three months ended June 30, 2015 compared to $23.2 million in the three months ended June 30, 2014. This increase is due primarily to the following:

•	an increase of $2.3 million due to higher borrowings,

•	a decrease of $0.6 million in capitalized interest due primarily to the majority of Phase I of Assembly Row opening during 2014, partially offset by

•	a decrease of $2.6 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $28.3 million and $28.7 million in the three months ended June 30, 2015 and 2014, respectively. Capitalized interest was $4.8 million and $5.5 million in the three months ended June 30, 2015 and 2014, respectively.
Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the three months ended June 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related net write-off of unamortized premium and debt fees.
General and Administrative Expense
General and administrative expenses increased $1.2 million, or 14.5%, to $9.3 million for the three months ended June 30, 2015, compared to $8.1 million in the three months ended June 30, 2014.  The increase is due to higher personnel related costs and higher transaction costs.

Depreciation and Amortization
Depreciation and amortization expense increased $1.8 million, or 4.3%, to $42.7 million in the three months ended June 30, 2015 from $40.9 million in the three months ended June 30, 2014. This increase is due primarily to depreciation on Assembly Row and Pike & Rose, and properties acquired in 2015, partially offset by accelerated depreciation in 2014 due to the change in use of a redevelopment property.
Gain on Sale of Real Estate
The $11.5 million gain on sale of real estate for the three months ended June 30, 2015 is due to the sale of our Houston Street property in April 2015.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2015 AND 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$357,050	$328,576	$28,474	8.7%
Other property income	6,885	7,725	(840)	(10.9)%
Mortgage interest income	2,318	2,474	(156)	(6.3)%
Total property revenue	366,253	338,775	27,478	8.1%
Rental expenses	74,062	68,535	5,527	8.1%
Real estate taxes	41,061	37,864	3,197	8.4%
Total property expenses	115,123	106,399	8,724	8.2%
Property operating income	251,130	232,376	18,754	8.1%
Other interest income	103	43	60	139.5%
Income from real estate partnerships	626	463	163	35.2%
Interest expense	(47,613)	(46,350)	(1,263)	2.7%
Early extinguishment of debt	(19,072)	—	(19,072)	100.0%
General and administrative expense	(18,152)	(15,828)	(2,324)	14.7%
Depreciation and amortization	(84,655)	(84,743)	88	(0.1)%
Total other, net	(168,763)	(146,415)	(22,348)	15.3%
Income from continuing operations	82,367	85,961	(3,594)	(4.2)%
Gain on sale of real estate	11,509	—	11,509	100.0%
Net income	93,876	85,961	7,915	9.2%
Net income attributable to noncontrolling interests	(4,058)	(3,663)	(395)	10.8%
Net income attributable to the Trust	$89,818	$82,298	$7,520	9.1%

Property Revenues
Total property revenue increased $27.5 million, or 8.1%, to $366.3 million in the six months ended June 30, 2015 compared to $338.8 million in the six months ended June 30, 2014. The percentage occupied at our shopping centers increased to 94.9% at June 30, 2015 compared to 94.3% at June 30, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $28.5 million, or 8.7%, to $357.1 million in the six months ended June 30, 2015 compared to $328.6 million in the six months ended June 30, 2014 due primarily to the following:

•	an increase of $12.3 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014,

•
an increase of $7.8 million at same-center properties due primarily to higher rental rates of approximately $4.3 million, occupancy impacts of approximately $1.5 million, and a $1.1 million increase in recovery income (primarily the result of reimbursements for higher snow removal costs),

•	an increase of $4.7 million attributable to properties acquired in 2015 and 2014, and

•
an increase of $4.4 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the lease up of our retail redevelopment in Hollywood, CA, partially offset by

•	a decrease of $0.7 million due to the sale of our Houston Street property in April 2015.
Other Property Income
Other property income decreased $0.8 million, or 10.9%, to $6.9 million in the six months ended June 30, 2015 compared to $7.7 million in the six months ended June 30, 2014. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at our redevelopment properties.
Property Expenses
Total property expenses increased $8.7 million, or 8.2%, to $115.1 million in the six months ended June 30, 2015 compared to $106.4 million in the six months ended June 30, 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $5.5 million, or 8.1%, to $74.1 million in the six months ended June 30, 2015 compared to $68.5 million in the six months ended June 30, 2014. This increase is primarily due to the following:

•	an increase of $3.3 million related to Assembly Row and Pike & Rose, as portions of these projects opened beginning in second quarter 2014,

•	an increase of $1.6 million related to properties acquired in 2015 and 2014, and

•	an increase of $0.9 million at same-center properties primarily due to higher snow removal costs.
Rental expenses as a percentage of rental income plus other property income were 20.4% in both the six months ended June 30, 2015 and 2014.
Real Estate Taxes
Real estate tax expense increased $3.2 million, or 8.4%, to $41.1 million in the six months ended June 30, 2015 compared to $37.9 million in the six months ended June 30, 2014 due primarily to Assembly Row and Pike & Rose and higher assessments at our redevelopment and same-center properties.
Property Operating Income
Property operating income increased $18.8 million, or 8.1%, to $251.1 million in the six months ended June 30, 2015 compared to $232.4 million in the six months ended June 30, 2014. This increase is primarily due to portions of Assembly Row and Pike & Rose opening beginning in the second quarter 2014, growth in earnings at same-center and redevelopment properties, and the properties acquired in 2015, partially offset by the sale of our Houston Street property.
Other
Interest Expense
Interest expense increased $1.3 million, or 2.7%, to $47.6 million in the six months ended June 30, 2015 compared to $46.4 million in the six months ended June 30, 2014. This increase is due primarily to the following:

•	an increase of $3.6 million due to higher borrowings,

•	a decrease of $1.5 million in capitalized interest due primarily to the majority of Phase I of Assembly Row opening during 2014, partially offset by

•	a decrease of $3.8 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $57.2 million and $57.4 million in the six months ended June 30, 2015 and 2014, respectively. Capitalized interest was $9.5 million and $11.0 million in the six months ended June 30, 2015 and 2014, respectively.

Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the six months ended June 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related net write-off of unamortized premium and debt fees.
General and Administrative Expense
General and administrative expenses increased $2.3 million, or 14.7%, to $18.2 million for the six months ended June 30, 2015, compared to $15.8 million in the six months ended June 30, 2014.  The increase is due to higher personnel related costs and higher transaction costs.
Gain on Sale of Real Estate
The $11.5 million gain on sale of real estate for the six months ended June 30, 2015 is due to the sale of our Houston Street property in April 2015.

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
Cash and cash equivalents were $22.2 million at June 30, 2015. Additionally, we have a $600.0 million unsecured revolving credit facility which matures on April 21, 2017, subject to a one-year extension at our option, which had $106.5 million outstanding at June 30, 2015. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of June 30, 2015, we had the capacity to issue up to $242.7 million in common shares under our ATM equity program.
For the six months ended June 30, 2015, the maximum amount of borrowings outstanding under our revolving credit facility was $173.5 million, the weighted average amount of borrowings outstanding was $79.3 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. On April 11, 2015, we redeemed our $200.0 million 6.20% senior notes prior to the original maturity date of January 15, 2017 using the funds raised from our March 2015 senior note issuance. On August 3, 2015 we repaid $147 million of mortgage debt that had a weighted average stated interest rate of 7.9%. We have no additional debt maturing in 2015 and only $27 million maturing in 2016. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2015 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2015 which is the result of the continued development at both Assembly Row and Pike & Rose with openings of portions of both projects in the remainder of 2015, the commencement of construction on Phase II of Assembly Row and Pike & Rose, and the current phase of Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$173,648	$172,069
Cash used in investing activities	(216,351)	(190,122)
Cash provided by (used in) financing activities	16,927	(29,562)
Decrease in cash and cash equivalents	(25,776)	(47,615)
Cash and cash equivalents, beginning of year	47,951	88,927
Cash and cash equivalents, end of period	$22,175	$41,312

Net cash provided by operating activities increased $1.6 million to $173.6 million during the six months ended June 30, 2015 from $172.1 million during the six months ended June 30, 2014. The increase was primarily attributable to higher net income before certain non-cash items offset by lower accounts payable and accrued expense balances primarily due to timing of interest payments on our senior notes.
Net cash used in investing activities increased $26.2 million to $216.4 million during the six months ended June 30, 2015 from $190.1 million during the six months ended June 30, 2014. The increase was primarily attributable to:

•	$104.6 million increase in acquisitions of real estate,
partially offset by

•	$45.8 million in proceeds from the sale of our Houston Street property in April 2015,

•	$29.4 million decrease in capital investments and leasing costs, and

•	$3.4 million decrease in contributions to our real estate partnership.
Net cash provided by financing activities increased $46.5 million to $16.9 million provided during the six months ended June 30, 2015 from $29.6 million used during the six months ended June 30, 2014. The increase was primarily attributable to:

•	$208.6 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015,

•	$106.5 million increase in net borrowings on our revolving credit facility, and

•
$12.8 million decrease in repayment of mortgages, capital leases, and notes payable primarily due to the acquisition of one of the noncontrolling interest holder's interest in The Grove at Shrewsbury for $8.8 million, which was classified as a liability, compared to the payoff of one of our mortgages for $20.3 million in 2014, partially offset by

•	$219.2 million decrease due to the redemption of $200 million of senior notes with a make-whole premium of $19.2 million in April 2015,

•
$45.9 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 0.4 million common shares under our ATM equity program at a weighted average price of $134.12 in the six months ended June 30, 2015 compared to 0.9 million shares at a weighted average price of $115.44 in the six months ended June 30, 2014, and

•	$14.9 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At June 30, 2015, our investment in the Partnership was $32.5 million and the Partnership had $34.4 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2015:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2015	Stated Interest Rate as of June 30, 2015	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Barracks Road (2)	44,300	$35,411	7.95%	November 1, 2015
Hauppauge (2)	16,700	13,349	7.95%	November 1, 2015
Lawrence Park (2)	31,400	25,099	7.95%	November 1, 2015
Wildwood (2)	27,600	22,062	7.95%	November 1, 2015
Wynnewood (2)	32,000	25,579	7.95%	November 1, 2015
Brick Plaza (2)	33,000	25,971	7.42%	November 1, 2015
San Antonio Center	Acquired	18,353	5.27%	January 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	44,045	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,135	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,924	5.54%	May 1, 2019
29th Place	Acquired	4,848	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	75,106	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,971	5.36%	January 15, 2031
Subtotal		569,058
Net unamortized premium		7,388
Total mortgages payable		576,446
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	6,011	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (4)	9,400	9,400	0.11%	October 1, 2016
Revolving credit facility (5)	600,000	106,500	LIBOR + 0.90%	April 21, 2017
Total notes payable		396,911
Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,494,200
Net unamortized premium		315
Total senior notes and debentures		1,494,515
Capital lease obligations
Various		71,633	Various	Various through 2106
Total debt and capital lease obligations		$2,539,505
_____________________

1)	Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by Clarion.

2)	On August 3, 2015, these mortgage loans were repaid at par.

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

5)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2015 was $173.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.09%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2015, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2015:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2015	$261		$149,491	(1)	$17	$149,769
2016	9,806		21,871		30	31,707
2017	106,951	(2)	220,438		34	327,423
2018	275,500		13,326		37	288,863
2019	553		22,731		42	23,326
Thereafter	1,498,040		141,201		71,473	1,710,714
	$1,891,111		$569,058		$71,633	$2,531,802	(3)
_____________________

1)	2015 maturities include $147.0 million of mortgage loans, which were paid off at par on August 3, 2015, prior to their original maturity date.

2)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of June 30, 2015, there was $106.5 million balance outstanding under this credit facility.

3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium on certain mortgage loans and senior notes as of June 30, 2015.
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
As of June 30, 2015, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2015, and we do not anticipate it will have a significant effect in the future.

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
In addition to FFO, we have also included FFO excluding the "early extinguishment of debt" charge in the three and six months ended June 30, 2015 which relates to the early redemption of our 6.20% senior notes. We believe the unusual nature of this charge, being a make-whole payment on the principal and interest of the redeemed notes, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$45,673	$45,416	$93,876	$85,961
Net income attributable to noncontrolling interests	(2,041)	(1,871)	(4,058)	(3,663)
Gain on sale of real estate	(11,509)	—	(11,509)	—
Depreciation and amortization of real estate assets	37,390	36,499	74,344	76,048
Amortization of initial direct costs of leases	3,676	2,947	7,116	5,778
Depreciation of joint venture real estate assets	336	441	666	850
Funds from operations	73,525	83,432	160,435	164,974
Dividends on preferred shares	(135)	(135)	(271)	(271)
Income attributable to operating partnership units	808	715	1,641	1,431
Income attributable to unvested shares	(256)	(377)	(573)	(752)
Funds from operations available for common shareholders	$73,942	$83,635	$161,232	$165,382
Early extinguishment of debt, net of allocation to unvested shares	19,006	—	19,006	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$92,948	$83,635	$180,238	$165,382
Weighted average number of common shares, diluted (1)	69,647	68,194	69,581	67,939

Funds from operations available for common shareholders, per diluted share	$1.06	$1.23	$2.32	$2.43

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$1.33	$1.23	$2.59	$2.43
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2015, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2015, we had $2.4 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $143.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $164.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2015, we had $115.9 million of variable rate debt outstanding which consisted of $106.5 million on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.2 million, and our net income and cash flows for the year would decrease by approximately $1.2 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by $1.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

FEDERAL REALTY INVESTMENT TRUST

August 5, 2015	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

August 5, 2015	/s/ James M. Taylor, Jr.
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.