Form 10-Q
period 2015-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2015-11-04
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 30, 2015 was 69,423,577.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2014, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $365,318 and $282,303 of consolidated variable interest entities, respectively)	$5,423,981	$5,128,757
Construction-in-progress	492,865	480,241
	5,916,846	5,608,998
Less accumulated depreciation and amortization (including $32,566 and $26,618 of consolidated variable interest entities, respectively)	(1,546,176)	(1,467,050)
Net real estate	4,370,670	4,141,948
Cash and cash equivalents	12,864	47,951
Accounts and notes receivable, net	112,267	93,291
Mortgage notes receivable, net	41,250	50,988
Investment in real estate partnerships	41,329	37,457
Prepaid expenses and other assets	188,503	160,167
Debt issuance costs, net of accumulated amortization of $10,453 and $11,441, respectively	16,920	15,068
TOTAL ASSETS	$4,783,803	$4,546,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $178,811 and $187,632 of consolidated variable interest entities, respectively)	$426,871	$563,698
Capital lease obligations	71,627	71,647
Notes payable	290,207	290,519
Senior notes and debentures	1,744,120	1,483,813
Accounts payable and accrued expenses	154,763	145,685
Dividends payable	66,296	60,620
Security deposits payable	15,872	14,115
Other liabilities and deferred credits	115,300	105,164
Total liabilities	2,885,056	2,735,261
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	121,172	119,053
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 69,448,874 and 68,605,783 shares issued and outstanding, respectively	696	687
Additional paid-in capital	2,389,344	2,281,223
Accumulated dividends in excess of net income	(727,203)	(683,991)
Accumulated other comprehensive loss	(7,130)	(3,515)
Total shareholders’ equity of the Trust	1,665,704	1,604,401
Noncontrolling interests	111,871	88,155
Total shareholders’ equity	1,777,575	1,692,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,783,803	$4,546,870

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
REVENUE
Rental income	$181,562	$166,112	$538,612	$494,688
Other property income	2,479	3,622	9,364	11,347
Mortgage interest income	1,211	1,204	3,529	3,678
Total revenue	185,252	170,938	551,505	509,713
EXPENSES
Rental expenses	34,439	31,908	108,501	100,443
Real estate taxes	21,804	20,374	62,865	58,238
General and administrative	9,374	8,374	27,526	24,202
Depreciation and amortization	43,718	42,660	128,373	127,403
Total operating expenses	109,335	103,316	327,265	310,286
OPERATING INCOME	75,917	67,622	224,240	199,427
Other interest income	6	2	109	45
Interest expense	(21,733)	(23,422)	(69,346)	(69,772)
Early extinguishment of debt	—	—	(19,072)	—
Income from real estate partnerships	360	446	986	909
INCOME FROM CONTINUING OPERATIONS	54,550	44,648	136,917	130,609
Gain on sale of real estate	—	4,401	11,509	4,401
NET INCOME	54,550	49,049	148,426	135,010
Net income attributable to noncontrolling interests	(2,103)	(1,974)	(6,161)	(5,637)
NET INCOME ATTRIBUTABLE TO THE TRUST	52,447	47,075	142,265	129,373
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$52,311	$46,939	$141,859	$128,967
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.62	$1.89	$1.84
Gain on sale of real estate	—	0.07	0.17	0.07
	$0.75	$0.69	$2.06	$1.91
Weighted average number of common shares, basic	69,006	67,559	68,637	67,095
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.62	$1.88	$1.84
Gain on sale of real estate	—	0.07	0.17	0.07
	$0.75	$0.69	$2.05	$1.91
Weighted average number of common shares, diluted	69,181	67,732	68,821	67,261

COMPREHENSIVE INCOME	$52,329	$51,349	$144,811	$134,667

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$50,226	$49,375	$138,650	$129,030

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2015
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2014	399,896	$9,997	68,605,783	$687	$2,281,223	$(683,991)	$(3,515)	$88,155	$1,692,556
Net income, excluding $2,622 attributable to redeemable noncontrolling interests	—	—	—	—	—	142,265	—	3,539	145,804
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(3,615)	—	(3,615)
Dividends declared to common shareholders	—	—	—	—	—	(185,071)	—	—	(185,071)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,043)	(4,043)
Common shares issued	—	—	750,503	8	99,565	—	—	—	99,573
Exercise of stock options	—	—	20,739	—	1,318	—	—	—	1,318
Shares issued under dividend reinvestment plan	—	—	12,423	—	1,717	—	—	—	1,717
Share-based compensation expense, net of forfeitures	—	—	54,978	1	9,450	—	—	—	9,451
Shares withheld for employee taxes	—	—	(35,163)	—	(5,082)	—	—	—	(5,082)
Conversion and redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28,443	28,443
Adjustment to redeemable noncontrolling interests	—	—	—	—	(2,919)	—	—	—	(2,919)
BALANCE AT SEPTEMBER 30, 2015	399,896	$9,997	69,448,874	$696	$2,389,344	$(727,203)	$(7,130)	$111,871	$1,777,575

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$148,426	$135,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,373	127,403
Gain on sale of real estate	(11,509)	(4,401)
Early extinguishment of debt	19,072	—
Income from real estate partnerships	(986)	(909)
Other, net	1,082	2,146
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(14,750)	(16,114)
Increase in prepaid expenses and other assets	(11,106)	(7,537)
(Decrease) increase in accounts payable and accrued expenses	(16)	4,884
Increase in security deposits and other liabilities	2,564	1,364
Net cash provided by operating activities	261,150	241,846
INVESTING ACTIVITIES
Acquisition of real estate	(121,130)	(4,352)
Capital expenditures - development and redevelopment	(176,856)	(236,780)
Capital expenditures - other	(28,125)	(33,381)
Proceeds from sale of real estate	45,821	10,406
Investment in real estate partnerships	(1,555)	(6,731)
Distribution from real estate partnership in excess of earnings	—	221
Leasing costs	(15,327)	(14,882)
Repayment of mortgage and other notes receivable, net	10,693	4,575
Net cash used in investing activities	(286,479)	(280,924)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	11,000
Issuance of senior notes, net of costs	456,192	—
Redemption and retirement of senior notes	(219,228)	—
Repayment of mortgages, capital leases and notes and other payables	(161,901)	(29,304)
Issuance of common shares	101,140	154,250
Dividends paid to common and preferred shareholders	(178,413)	(156,312)
Distributions to and redemptions of noncontrolling interests	(7,548)	(5,566)
Net cash used in financing activities	(9,758)	(25,932)
Decrease in cash and cash equivalents	(35,087)	(65,010)
Cash and cash equivalents at beginning of year	47,951	88,927
Cash and cash equivalents at end of period	$12,864	$23,917

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of September 30, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects.
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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, rather than classified as an asset. Recognition and measurement of debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which allows an entity to present the costs related to securing a line-of- credit arrangement as an asset, regardless of whether there are any outstanding borrowings. ASU 2015-03 and ASU 2015-15 are effective for us in the first quarter of 2016 and are not expected to have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers," which will now be effective for us in the first quarter of 2018. We are currently assessing the impact of this standard to our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that, if the initial accounting for the business combination is incomplete as of the end of the reporting period in which the acquisition occurs, the acquirer records provisional amounts based on information available at the acquisition date.

The acquirer would then adjust these amounts in the current period, as it obtains more information about facts and circumstances that existed as of the acquisition date. Under the current guidance, an acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. ASU 2015-16 is effective for us in the first quarter of 2016, and is not expected to have a significant impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$83,485	$85,740
Interest capitalized	(14,139)	(15,968)
Interest expense	$69,346	$69,772
Cash paid for interest, net of amounts capitalized (1)	$91,319	$69,112
Cash paid for income taxes	$274	$328
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$18,666	$68,282
DownREIT operating partnership units issued with acquisition	$7,742	$65,348
Mortgage loan refinanced	$—	$11,500
Repayment of note payable with public funding/related construction-in-progress offset	$—	$10,000
Shares issued under dividend reinvestment plan	$1,468	$1,355
(1) 2015 includes $19.2 million related to early extinguishment of debt.
See Note 3 for additional disclosures relating to the San Antonio Center acquisition.

NOTE 3—REAL ESTATE
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the nine months ended September 30, 2015.
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
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Approximately $1.5 million and $4.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.9 million was allocated to noncontrolling interests. On July 1, 2015, we acquired partial interests in seven buildings in the Coconut Grove neighborhood of Miami, Florida for $5.8 million through our CocoWalk LLC entity. In total, we incurred $1.0 million in acquisition costs which are included in "general and administrative expenses" for the nine months ended September 30, 2015.

CocoWalk LLC is a variable interest entity for which we are the primary beneficiary, and consequently, the entity is consolidated in our financial statements effective May 4, 2015. As of September 30, 2015 net real estate assets related to CocoWalk LLC included in our consolidated balance sheet are $95.1 million.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.

NOTE 4—REAL ESTATE PARTNERSHIPS
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
OPERATING RESULTS
Revenue	$4,125	$4,434	$13,142	$13,921
Expenses
Other operating expenses	1,306	1,158	4,677	4,658
Depreciation and amortization	1,290	1,304	3,749	4,381
Interest expense	515	617	1,551	2,237
Total expenses	3,111	3,079	9,977	11,276
Net income before gain on sale of real estate	1,014	1,355	3,165	2,645
Gain on sale of real estate	—	14,507	—	14,507
Net income	$1,014	$15,862	$3,165	$17,152
Our share of net income from real estate partnership	$374	$446	$1,096	$909
Our share of gain on sale of real estate	$—	$4,401	$—	$4,401

	September 30,	December 31,
	2015	2014
	(In thousands)
BALANCE SHEETS
Real estate, net	$146,715	$149,203
Cash	4,941	2,864
Other assets	6,191	5,346
Total assets	$157,847	$157,413
Mortgages payable	$34,385	$34,385
Other liabilities	2,865	3,673
Partners’ capital	120,597	119,355
Total liabilities and partners’ capital	$157,847	$157,413
Our share of unconsolidated debt	$10,316	$10,316
Our investment in real estate partnership	$32,744	$32,367

NOTE 5—DEBT
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27% and matures on January 1, 2016.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million. The make-whole premium is included in "early extinguishment of debt" in the nine months ended September 30, 2015.
On August 3, 2015 we repaid the following mortgage loans, which had a weighted average interest rate of 7.9%, at par prior to their maturity date of November 1, 2015:

Principal Payoff Amount
(In millions)
Barracks Road	$35.3
Brick Plaza	25.9
Wynnewood	25.5
Lawrence Park	25.0
Wildwood	22.0
Hauppauge	13.3
$147.0
On September 28, 2015, we issued $250.0 million of fixed rate senior notes that mature on January 15, 2021 and bear interest at 2.55%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $247.5 million.
During 2015, the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $324.0 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. During the three and nine months ended September 30, 2015, the weighted average borrowings outstanding were $219.2 million and $126.4 million, respectively. At September 30, 2015, there was no outstanding balance. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2015, we were in compliance with all debt covenants.

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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$717,078	$725,895	$854,217	$880,866
Senior notes and debentures	$1,744,120	$1,786,460	$1,483,813	$1,579,868

As of September 30, 2015, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018, and effectively fix the rate of the term loan at 2.62%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.7 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2015, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2015 was a liability of $7.1 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and nine months ended September 30, 2015, the change in valuation on our interest rate swaps resulted in a $2.2 million and $3.6 million increase in our derivative liability, respectively, (including $1.1 million and $3.2 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$7,130	$—	$7,130	$—	$3,515	$—	$3,515

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 934,405 downREIT operating partnership units are outstanding which have a total fair value of $127.5 million, based on our closing stock price on September 30, 2015.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2015		2014
	Declared	Paid	Declared	Paid
Common shares	$2.680	$2.610	$2.430	$2.340
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

On May 11, 2015, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2015, we issued 323,273 common shares at a weighted average price per share of $134.35 for net cash proceeds of $42.9 million and paid $0.4 million in commissions and less than $0.1 million in additional offering expenses related to the sale of these common shares. For the nine months ended September 30, 2015, we issued 750,407 common shares at a weighted average price per share of $134.21 for net cash proceeds of $99.6 million and paid $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2015, we had the capacity to issue up to $199.3 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Minimum rents
Retail and commercial	$127,564	$118,412	$377,565	$351,317
Residential	10,752	9,640	31,693	25,994
Cost reimbursement	36,272	32,842	110,694	102,459
Percentage rent	3,374	2,363	8,641	6,531
Other	3,600	2,855	10,019	8,387
Total rental income	$181,562	$166,112	$538,612	$494,688

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
Straight-line rents	$1.9	$1.3	$5.0	$3.5
Amortization of above market leases	$(1.4)	$(0.8)	$(3.3)	$(2.6)
Amortization of below market leases	$2.0	$1.4	$5.2	$4.4

NOTE 10—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Grants of shares and options	$2,870	$3,107	$9,451	$9,735
Capitalized share-based compensation	(212)	(360)	(660)	(945)
Share-based compensation expense	$2,658	$2,747	$8,791	$8,790

NOTE 11—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended September 30, 2015 and 2014, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. For the nine months ended September 30, 2015 and 2014 we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the nine months ended September 30, 2015 and 2014. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$54,550	44,648	$136,917	$130,609
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Net income attributable to noncontrolling interests	(2,103)	(1,974)	(6,161)	(5,637)
Less: Earnings allocated to unvested shares	(221)	(264)	(638)	(739)
Income from continuing operations available for common shareholders	52,090	42,274	129,712	123,827
Gain on sale of real estate	—	4,401	11,509	4,401
Net income available for common shareholders, basic and diluted	$52,090	$46,675	$141,221	$128,228
DENOMINATOR
Weighted average common shares outstanding—basic	69,006	67,559	68,637	67,095
Effect of dilutive securities:
Stock options	175	173	184	166
Weighted average common shares outstanding—diluted	69,181	67,732	68,821	67,261
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.62	$1.89	$1.84
Gain on sale of real estate	—	0.07	0.17	0.07
	$0.75	$0.69	$2.06	$1.91
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.62	$1.88	$1.84
Gain on sale of real estate	—	0.07	0.17	0.07
	$0.75	$0.69	$2.05	$1.91
Income from continuing operations attributable to the Trust	$52,447	$42,674	$130,756	$124,972

NOTE 12—SUBSEQUENT EVENTS
On October 1, 2015, we acquired an 85% interest in The Shops at Sunset Place, a 515,000 square foot mixed-use property located in South Miami, Florida based on a gross value of $110.2 million. The transaction includes the assumption of an existing $70.8 million mortgage with an interest rate of 5.6% and a maturity date of September 1, 2020.
On November 2, 2015 we repaid the $18.1 million mortgage loan on San Antonio Center at par, prior to its original maturity date of January 1, 2016.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of September 30, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects comprising 20.9 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.5% leased and 95.1% occupied at September 30, 2015. A joint venture in which we own a 30% interest owned six retail real estate projects totaling 0.8 million square feet as of September 30, 2015. In total, the joint venture properties in which we own a 30% interest were 92.2% leased and 85.7% occupied at September 30, 2015.
2015 Significant Property Acquisitions and Disposition
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015 and included in "general and administrative expense" for the nine months ended September 30, 2015.
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
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Approximately $1.5 million and $4.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.9 million was allocated to noncontrolling interests. On July 1, 2015, we acquired partial interests in seven buildings in the Coconut Grove neighborhood of Miami, Florida for $5.8 million through our CocoWalk LLC entity. In total, we incurred $1.0 million in acquisition costs which are included in "general and administrative expenses" for the nine months ended September 30, 2015.

CocoWalk LLC is a variable interest entity for which we are the primary beneficiary, and consequently, the entity is consolidated in our financial statements effective May 4, 2015. As of September 30, 2015 net real estate assets related to CocoWalk LLC included in our consolidated balance sheet are $95.1 million.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.
On October 1, 2015, we acquired an 85% interest in The Shops at Sunset Place, a 515,000 square foot mixed-use property located in South Miami, Florida based on a gross value of $110.2 million. The transaction includes the assumption of an existing $70.8 million mortgage with an interest rate of 5.6% and a maturity date of September 1, 2020.
2015 Significant Debt and Equity Transactions
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bears interest at 5.27%, and had an original maturity date of January 1, 2016. On November 2, 2015, we repaid the mortgage loan at par for $18.1 million.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million. The make-whole premium is included in "early extinguishment of debt" in the nine months ended September 30, 2015.
On August 3, 2015 we repaid the following mortgage loans, which had a weighted average interest rate of 7.9%, at par prior to their maturity date of November 1, 2015:

Principal Payoff Amount
(In millions)
Barracks Road	$35.3
Brick Plaza	25.9
Wynnewood	25.5
Lawrence Park	25.0
Wildwood	22.0
Hauppauge	13.3
$147.0
On September 28, 2015, we issued $250.0 million of fixed rate senior notes that mature on January 15, 2021 and bear interest at 2.55%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $247.5 million.
On May 11, 2015, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2015, we issued 323,273 common shares at a weighted average price per share of $134.35 for net cash proceeds of $42.9 million and paid $0.4 million in commissions and $0.1 million in additional offering expenses related to the sale of these common shares. For the nine months ended September 30, 2015, we issued 750,407 common shares at a weighted average price per share of $134.21 for net cash proceeds of $99.6 million and paid $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2015, we had the capacity to issue up to $199.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $174 million and $5 million, respectively, for the nine months ended September 30, 2015 and $218 million and $5 million, respectively, for the nine months ended September 30, 2014. We capitalized external and internal costs related to other property improvements of $25 million and $1 million, respectively, for the nine months ended September 30, 2015 and $30 million and $1 million, respectively, for the nine months ended September 30, 2014. We capitalized external and internal costs related to leasing activities of $11 million and $4 million, respectively, for the nine months ended September 30, 2015 and $10 million and $5 million, respectively, for the nine months ended September 30, 2014. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $1 million, and $4 million, respectively, for the nine months ended September 30, 2015 and $5 million, $1 million, and $5 million, respectively, for the nine months ended September 30, 2014. Total capitalized costs were $221 million and $269 million for the nine months ended September 30, 2015 and 2014, respectively.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we remain optimistic given the trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2015, no single tenant accounted for more than 3.0% of annualized base rent.
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
We continue our ongoing redevelopment efforts at Santana Row, and are currently proceeding with our next phase of redevelopment which is a six story building including approximately 234,500 square feet of office space and 670 parking spaces. During third quarter 2015, we executed a lease with Splunk Inc. for the entire building. The building is expected to cost between $110 and $120 million and stabilize in 2017. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 348 residential units and 69,000 square feet of commercial space. Additionally, we received preliminary approval for entitlements for an additional 566,000 square feet of commercial space and control an additional 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at September 30, 2015 is approximately $384 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Minimal amounts of construction remain to be completed in the first phase. The retail space in Phase I opened during 2014 and currently is 99.6% leased. Additionally, as of September 30, 2015, 33,000 square feet of office space is open, and we expect the remainder to open through the first half of 2016. Phase I is expected to stabilize in 2015/2016. Total expected costs for Phase I of Assembly Row, net of reimbursements expected, range from $194 million to $196 million, of which $188 million has been incurred to date.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 155 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we will be a partner. Total expected costs range from $270 million to $285 million and stabilization is expected in 2018/2019. Construction commenced on Phase II in July 2015. Phase II is also expected to include 117 for-sale condominium units with an expected total cost of $62 to $67 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Including costs incurred in the first nine months of 2015, we expect to invest between $10 million and $20 million in Assembly Row in 2015, net of expected public funding.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 157,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened, and is 95.4% leased as of September 30, 2015. As of September 30, 2015, 137,000 square feet of the retail space and 40,000 square feet of the office space in Phase I is open, and in July the first tenants moved into our 319 unit residential building. We expect the remaining retail, office, and residential units in the 319 unit building to open in the remainder of 2015 into early 2016, and Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $265 million to $270 million of which $253 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose and building construction has commenced. Phase II will include approximately 190,000 square feet of retail space, a 177 room select-service hotel and 272 residential units, as well as a pre-leased auto dealership building. Total expected costs range from $200 million to $207 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $53 million to $58 million. Including costs incurred in the first nine months of 2015, we expect to invest between $90 million and $100 million in Pike & Rose in 2015.
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
At September 30, 2015, the leasable square feet in our properties was 95.1% occupied and 95.5% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the third quarter of 2015, we signed leases for a total of 561,000 square feet of retail space including 478,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 19% on a cash basis and 33% on a straight-line basis. New leases for comparable spaces were signed for 107,000 square feet at an average rental increase of 14% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 372,000 square feet at an average rental increase of 23% on a cash basis and 33% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $58.63 per square foot for new leases and $10.39 per square foot for renewals for the three months ended September 30, 2015.
For the nine months ended September 30, 2015, we signed leases for a total of 1,154,000 square feet of retail space including 1,025,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 16% on a cash basis and 27% on a straight-line basis. New leases for comparable spaces were signed for 355,000 square feet at an average rental increase of 15% on a cash basis and 28% on a straight-line basis. Renewals for comparable spaces were signed for 670,000 square feet at an average rental increase of 16% on a cash basis and 26% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $52.52 per square foot for new leases and $8.94 per square foot for renewals for the nine months ended September 30, 2015.

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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and nine months ended September 30, 2015, all or a portion of 79 properties were considered same-center and thirteen were considered redevelopment or expansion. When compared to the designations as of December 31, 2014, three properties were moved from acquisition to same-center, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was removed from same-center as it was sold in April 2015. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$181,562	$166,112	$15,450	9.3%
Other property income	2,479	3,622	(1,143)	(31.6)%
Mortgage interest income	1,211	1,204	7	0.6%
Total property revenue	185,252	170,938	14,314	8.4%
Rental expenses	34,439	31,908	2,531	7.9%
Real estate taxes	21,804	20,374	1,430	7.0%
Total property expenses	56,243	52,282	3,961	7.6%
Property operating income	129,009	118,656	10,353	8.7%
Other interest income	6	2	4	200.0%
Income from real estate partnerships	360	446	(86)	(19.3)%
Interest expense	(21,733)	(23,422)	1,689	(7.2)%
General and administrative expense	(9,374)	(8,374)	(1,000)	11.9%
Depreciation and amortization	(43,718)	(42,660)	(1,058)	2.5%
Total other, net	(74,459)	(74,008)	(451)	0.6%
Income from continuing operations	54,550	44,648	9,902	22.2%
Gain on sale of real estate	—	4,401	(4,401)	(100.0)%
Net income	54,550	49,049	5,501	11.2%
Net income attributable to noncontrolling interests	(2,103)	(1,974)	(129)	6.5%
Net income attributable to the Trust	$52,447	$47,075	$5,372	11.4%

Property Revenues
Total property revenue increased $14.3 million, or 8.4%, to $185.3 million in the three months ended September 30, 2015 compared to $170.9 million in the three months ended September 30, 2014. The percentage occupied at our shopping centers increased to 95.1% at September 30, 2015 compared to 94.7% at September 30, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $15.5 million, or 9.3%, to $181.6 million in the three months ended September 30, 2015 compared to $166.1 million in the three months ended September 30, 2014 due primarily to the following:

•	an increase of $5.4 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014 through 2015,

•	an increase of $4.3 million at same-center properties due primarily to higher rental rates of approximately $2.4 million and a $1.1 million increase in recovery income,

•	an increase of $3.7 million attributable to properties acquired in 2015, and

•	an increase of $3.0 million at redevelopment properties due primarily to the the lease-up of our retail redevelopments, partially offset by

•	a decrease of $1.3 million due to the sale of our Houston Street property in April 2015.
Other Property Income
Other property income decreased $1.1 million, or 31.6%, to $2.5 million in the three months ended September 30, 2015 compared to $3.6 million in the three months ended September 30, 2014. Included in the other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination and other fees at our same-center properties and a decrease in income from our restaurant ventures.
Property Expenses
Total property expenses increased $4.0 million, or 7.6%, to $56.2 million in the three months ended September 30, 2015 compared to $52.3 million in the three months ended September 30, 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.5 million, or 7.9%, to $34.4 million in the three months ended September 30, 2015 compared to $31.9 million in the three months ended September 30, 2014. This increase is primarily due to the following:

•	an increase of $1.2 million in repairs and maintenance costs at same-center and redevelopment properties,

•	an increase of $1.1 million related to properties acquired in 2015, and

•	an increase of $0.8 million in utilities at same-center properties, partially offset by

•	a decrease of $0.5 million due to the sale of our Houston Street property in April 2015.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.7% in the three months ended September 30, 2015 from 18.8% in the three months ended September 30, 2014.
Real Estate Taxes
Real estate tax expense increased $1.4 million, or 7.0%, to $21.8 million in the three months ended September 30, 2015 compared to $20.4 million in the three months ended September 30, 2014 due primarily to Assembly Row and Pike & Rose and properties acquired during 2015.
Property Operating Income
Property operating income increased $10.4 million, or 8.7%, to $129.0 million in the three months ended September 30, 2015 compared to $118.7 million in the three months ended September 30, 2014. This increase is primarily due to Assembly Row and Pike & Rose opening beginning in the second quarter 2014 and through 2015, the lease-up of our redevelopment properties, our 2015 acquisitions, and growth in earnings at same-center properties.
Other
Interest Expense
Interest expense decreased $1.7 million, or 7.2%, to $21.7 million in the three months ended September 30, 2015 compared to $23.4 million in the three months ended September 30, 2014. This decrease is due primarily to the following:

•	a decrease of $4.2 million due to a lower overall weighted average borrowing rate, partially offset by

•	an increase of $2.2 million due to higher borrowings, and

•	a decrease of $0.4 million in capitalized interest due primarily to the majority of Phase I of Assembly Row opening during 2014.
Gross interest costs were $26.3 million and $28.4 million in the three months ended September 30, 2015 and 2014, respectively. Capitalized interest was $4.6 million and $5.0 million in the three months ended September 30, 2015 and 2014, respectively.
General and Administrative Expense
General and administrative expenses increased $1.0 million, or 11.9%, to $9.4 million for the three months ended September 30, 2015, compared to $8.4 million in the three months ended September 30, 2014.  The increase is primarily due to higher personnel related costs.

Depreciation and Amortization
Depreciation and amortization expense increased $1.1 million, or 2.5%, to $43.7 million in the three months ended September 30, 2015 from $42.7 million in the three months ended September 30, 2014. This increase is due primarily to depreciation on Assembly Row and Pike & Rose and properties acquired in 2015, partially offset by accelerated depreciation in 2014 due to the change in use of a redevelopment property.
Gain on sale of real estate
The $4.4 million gain on sale of real estate for the three months ended September 30, 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$538,612	$494,688	$43,924	8.9%
Other property income	9,364	11,347	(1,983)	(17.5)%
Mortgage interest income	3,529	3,678	(149)	(4.1)%
Total property revenue	551,505	509,713	41,792	8.2%
Rental expenses	108,501	100,443	8,058	8.0%
Real estate taxes	62,865	58,238	4,627	7.9%
Total property expenses	171,366	158,681	12,685	8.0%
Property operating income	380,139	351,032	29,107	8.3%
Other interest income	109	45	64	142.2%
Income from real estate partnerships	986	909	77	8.5%
Interest expense	(69,346)	(69,772)	426	(0.6)%
Early extinguishment of debt	(19,072)	—	(19,072)	100.0%
General and administrative expense	(27,526)	(24,202)	(3,324)	13.7%
Depreciation and amortization	(128,373)	(127,403)	(970)	0.8%
Total other, net	(243,222)	(220,423)	(22,799)	10.3%
Income from continuing operations	136,917	130,609	6,308	4.8%
Gain on sale of real estate	11,509	4,401	7,108	161.5%
Net income	148,426	135,010	13,416	9.9%
Net income attributable to noncontrolling interests	(6,161)	(5,637)	(524)	9.3%
Net income attributable to the Trust	$142,265	$129,373	$12,892	10.0%

Property Revenues
Total property revenue increased $41.8 million, or 8.2%, to $551.5 million in the nine months ended September 30, 2015 compared to $509.7 million in the nine months ended September 30, 2014. The percentage occupied at our shopping centers increased to 95.1% at September 30, 2015 compared to 94.7% at September 30, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $43.9 million, or 8.9%, to $538.6 million in the nine months ended September 30, 2015 compared to $494.7 million in the nine months ended September 30, 2014 due primarily to the following:

•	an increase of $17.7 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014, through 2015,

•
an increase of $12.1 million at same-center properties due primarily to higher rental rates of approximately $6.7 million, a $2.2 million increase in recovery income (primarily the result of reimbursements for higher snow removal costs), and occupancy impacts of approximately $1.4 million,

•	an increase of $8.4 million attributable primarily to properties acquired in 2015, and

•	an increase of $7.4 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the lease-up of three of our retail redevelopments, partially offset by

•	a decrease of $2.1 million due to the sale of our Houston Street property in April 2015.
Other Property Income
Other property income decreased $2.0 million, or 17.5%, to $9.4 million in the nine months ended September 30, 2015 compared to $11.3 million in the nine months ended September 30, 2014. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at our redevelopment and same-center properties and a decrease in income from our restaurant ventures.
Property Expenses
Total property expenses increased $12.7 million, or 8.0%, to $171.4 million in the nine months ended September 30, 2015 compared to $158.7 million in the nine months ended September 30, 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $8.1 million, or 8.0%, to $108.5 million in the nine months ended September 30, 2015 compared to $100.4 million in the nine months ended September 30, 2014. This increase is primarily due to the following:

•	an increase of $3.6 million related to Assembly Row and Pike & Rose, as portions of these projects opened beginning in second quarter 2014,

•	an increase of $2.9 million in repairs and maintenance costs at same-center and redevelopment properties, primarily due to higher snow removal costs, and

•	an increase of $2.6 million related to properties acquired in 2015 and 2014, partially offset by

•	a decrease of $0.7 million due to the sale of our Houston Street property in April 2015.
Rental expenses as a percentage of rental income plus other property income were 19.8% in both the nine months ended September 30, 2015 and September 30, 2014.
Real Estate Taxes
Real estate tax expense increased $4.6 million, or 7.9%, to $62.9 million in the nine months ended September 30, 2015 compared to $58.2 million in the nine months ended September 30, 2014 due primarily to Assembly Row and Pike & Rose, properties acquired in 2015, and higher assessments at our same-center and redevelopment properties.
Property Operating Income
Property operating income increased $29.1 million, or 8.3%, to $380.1 million in the nine months ended September 30, 2015 compared to $351.0 million in the nine months ended September 30, 2014. This increase is primarily due to portions of Assembly Row and Pike & Rose opening beginning in the second quarter 2014, growth in earnings at same-center and redevelopment properties, and properties acquired in 2015, partially offset by the sale of our Houston Street property in April 2015.
Other
Interest Expense
Interest expense decreased $0.4 million, or 0.6%, to $69.3 million in the nine months ended September 30, 2015 compared to $69.8 million in the nine months ended September 30, 2014. This decrease is due primarily to the following:

•	a decrease of $8.0 million due to a lower overall weighted average borrowing rate, partially offset by

•	an increase of $5.8 million due to higher borrowings, and

•	a decrease of $1.8 million in capitalized interest due primarily to the majority of Phase I of Assembly Row opening during 2014.
Gross interest costs were $83.5 million and $85.7 million in the nine months ended September 30, 2015 and 2014, respectively. Capitalized interest was $14.1 million and $16.0 million in the nine months ended September 30, 2015 and 2014, respectively.
Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the nine months ended September 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related net write-off of unamortized premium and debt fees.
General and Administrative Expense
General and administrative expenses increased $3.3 million, or 13.7%, to $27.5 million for the nine months ended September 30, 2015, compared to $24.2 million in the nine months ended September 30, 2014.  The increase is primarily due to higher personnel related costs and higher transaction costs.
Gain on Sale of Real Estate
The $11.5 million gain on sale of real estate for the nine months ended September 30, 2015 is due to the sale of our Houston Street property in April 2015.
The $4.4 million gain on sale of real estate for the nine months ended September 30, 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.

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
Cash and cash equivalents were $12.9 million at September 30, 2015. Additionally, we have a $600.0 million unsecured revolving credit facility which matures on April 21, 2017, subject to a one-year extension at our option, which had no outstanding balance at September 30, 2015. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2015, we had the capacity to issue up to $199.3 million in common shares under our ATM equity program.
For the nine months ended September 30, 2015, the maximum amount of borrowings outstanding under our revolving credit facility was $324.0 million, the weighted average amount of borrowings outstanding was $126.4 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. During the nine months ended September 30, 2015, we accessed the public debt markets twice, issuing $200 million of 4.50% senior notes in March 2015 that mature on December 1, 2044 and in September 2015, issuing $250 million of 2.55% senior notes that mature on January 15, 2021. The net proceeds of these two offerings after issuance discounts, underwriting fees and other costs were approximately $456.2 million. We used the net proceeds from these transactions to redeem our $200 million 6.20% senior notes prior to their original maturity date of January 15, 2017, and repay $147 million of mortgage debt that had a weighted average rate of 7.9%. On November 2, 2015, we repaid our $18 million mortgage loan on San Antonio Center, and consequently we have only $9.4 million of debt maturing through the end of 2016. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.

Our overall capital requirements for the remainder of 2015 and in 2016 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of the continued development at both Assembly Row and Pike & Rose with openings of portions of both projects in the remainder of 2015 and in 2016, the commencement of construction on Phase II of Assembly Row and Pike & Rose, and the current phase of Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by operating activities	$261,150	$241,846
Cash used in investing activities	(286,479)	(280,924)
Cash used in financing activities	(9,758)	(25,932)
Decrease in cash and cash equivalents	(35,087)	(65,010)
Cash and cash equivalents, beginning of year	47,951	88,927
Cash and cash equivalents, end of period	$12,864	$23,917

Net cash provided by operating activities increased $19.3 million to $261.2 million during the nine months ended September 30, 2015 from $241.8 million during the nine months ended September 30, 2014. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $5.6 million to $286.5 million during the nine months ended September 30, 2015 from $280.9 million during the nine months ended September 30, 2014. The increase was primarily attributable to:

•	$116.8 million increase in acquisitions of real estate,
partially offset by

•	$65.2 million decrease in capital investments,

•	$35.4 million increase in proceeds from the sale of real estate,

•	$6.1 million increase in repayments of mortgage notes receivable due to the payoff of a $10.0 million note receivable in August 2015, and

•	$5.2 million decrease in investments in real estate partnerships.
Net cash used in financing activities decreased $16.2 million to $9.8 million during the nine months ended September 30, 2015 from $25.9 million during the nine months ended September 30, 2014. The decrease was primarily attributable to:

•	$208.6 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015 and $247.5 million from the issuance of 2.55% senior notes in September 2015,

partially offset by

•	$219.2 million due to the redemption of $200 million of senior notes with a make-whole premium of $19.2 million in April 2015,

•
$132.6 million increase in repayment of mortgages, capital leases, and notes payable primarily due to payoff of six mortgages totaling $147.0 million in August 2015, compared to one mortgage for $20.3 million in 2014,

•
$53.1 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 0.8 million common shares under our ATM equity program at a weighted average price of $134.21 in the nine months ended September 30, 2015 compared to 1.3 million shares at a weighted average price of $118.31 in the nine months ended September 30, 2014,

•	$22.1 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$11.0 million decrease in net borrowings on our revolving credit facility.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2015, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At September 30, 2015, our investment in the Partnership was $32.7 million and the Partnership had $34.4 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2015:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2015	Stated Interest Rate as of September 30, 2015	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
San Antonio Center (2)	Acquired	$18,161	5.27%	January 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	43,802	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,080	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,823	5.54%	May 1, 2019
29th Place	Acquired	4,801	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	74,720	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,920	5.36%	January 15, 2031
Subtotal		420,512
Net unamortized premium		6,359
Total mortgages payable		426,871
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,807	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (4)	9,400	9,400	0.04%	October 1, 2016
Revolving credit facility (5)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		290,207
Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,744,200
Net unamortized discount		(80)
Total senior notes and debentures		1,744,120
Capital lease obligations
Various		71,627	Various	Various through 2106
Total debt and capital lease obligations		$2,532,825
_____________________

1)	Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by Clarion.

2)	On November 2, 2015, this mortgage loan was repaid at par.

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

5)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2015 was $324.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.09%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2015, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2015:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2015	$57		$19,042	(1)	$11	$19,110
2016	9,806		3,774		30	13,610
2017	451	(2)	220,438		34	220,923
2018	275,500		13,326		37	288,863
2019	553		22,731		42	23,326
Thereafter	1,748,040		141,201		71,473	1,960,714
	$2,034,407		$420,512		$71,627	$2,526,546	(3)
_____________________

1)	2015 maturities include a $18.1 million mortgage loan, which was paid off at par on November 2, 2015, prior to its original maturity date.

2)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of September 30, 2015, there was no balance outstanding under this credit facility.

3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium on certain mortgage loans and senior notes as of September 30, 2015.
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
As of September 30, 2015, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2015, and we do not anticipate it will have a significant effect in the future.

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
In addition to FFO, we have also included FFO excluding the "early extinguishment of debt" charge in the nine months ended September 30, 2015 which relates to the early redemption of our 6.20% senior notes. We believe the unusual nature of this charge, being a make-whole payment on the principal and interest of the redeemed notes, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$54,550	$49,049	$148,426	$135,010
Net income attributable to noncontrolling interests	(2,103)	(1,974)	(6,161)	(5,637)
Gain on sale of real estate	—	(4,401)	(11,509)	(4,401)
Depreciation and amortization of real estate assets	38,251	37,964	112,595	114,012
Amortization of initial direct costs of leases	3,689	3,193	10,805	8,971
Depreciation of joint venture real estate assets	352	352	1,018	1,202
Funds from operations	94,739	84,183	255,174	249,157
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	879	798	2,520	2,229
Income attributable to unvested shares	(325)	(378)	(899)	(1,128)
Funds from operations available for common shareholders	$95,157	$84,467	$256,389	$249,852
Early extinguishment of debt, net of allocation to unvested shares	—	—	19,006	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$95,157	$84,467	$275,395	$249,852
Weighted average number of common shares, diluted (1)	70,115	68,649	69,761	68,179

Funds from operations available for common shareholders, per diluted share	$1.36	$1.23	$3.68	$3.66

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$1.36	$1.23	$3.95	$3.66
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2015, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2015, we had $2.5 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $158.0 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $180.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2015, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of September 30, 2015. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

FEDERAL REALTY INVESTMENT TRUST

November 4, 2015	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

November 4, 2015	/s/ James M. Taylor, Jr.
James M. Taylor, Jr.,
Executive Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.20% Notes due 2017; 5.95% Notes due 2014 and the 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; and 2.55% Notes due 2021 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.2
Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.