Form 10-K
period 2015-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2016-02-09
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2015 was $8.9 billion.
The number of Registrant’s common shares outstanding on February 5, 2016 was 69,669,864.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2015 annual meeting of shareholders to be held in May 2016 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects comprising approximately 21.4 million square feet. In total, the real estate projects were 94.3% leased and 93.5% occupied at December 31, 2015. A joint venture in which we owned a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of December 31, 2015. In total, the joint venture properties in which we owned an interest were 93.6% leased and 85.3% occupied at December 31, 2015. On January 13, 2016, we acquired our partner's 70% interest in the joint venture and subsequently own 100% of the related properties. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 48 consecutive years.
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

◦
the sale of our equity or debt securities through public offerings, including our at-the-market ("ATM") equity program in which we may from time to time offer and sell common shares, or private placements,

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
Employees
At February 5, 2016, we had 299 full-time employees and 137 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While demand for our retail spaces has been strong, there can be no assurance that this will continue. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. While our anchor tenant space is currently 96.1% occupied, we have seen an overall decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.
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
As of December 31, 2015, we had approximately $2.6 billion of debt outstanding. Of that outstanding debt, approximately $482.8 million was secured by all or a portion of nine of our real estate projects and approximately $71.6 million represented capital lease obligations on four of our properties. In addition, we owned a 30% interest in a joint venture that had $34.4 million of debt secured by two properties as of December 31, 2015. On January 13, 2016, we acquired our partner's 70% interest in the joint venture, and assumed 100% of the related debt. Approximately $2.6 billion (97.6%) of our debt as of December 31, 2015 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our joint venture’s debt of $34.4 million, which is unconsolidated as of December 31, 2015, is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
Our ability to make scheduled principal payments of, to pay interest on, or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs. If we are unable to generate this cash flow from our business, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing to meet our debt obligations and other cash needs, including the payment of dividends required to maintain our status as a real estate investment trust. We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms that we would find acceptable.
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
As of December 31, 2015, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
Our development activities have inherent risks.
The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not look to acquire raw land for future development; however, we do intend to complete the development and construction of future phases of projects we already own, such as Assembly Row in Somerville, Massachusetts and Pike & Rose in North Bethesda, Maryland. We may undertake development of these and other projects on our own or bring in third parties if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

During 2015, construction commenced on the development of Phase II at both Assembly Row and Pike & Rose. At Santana Row, we continue our on-going redevelopment efforts, and are constructing a new 234,500 square foot office building, which has been fully leased to one tenant. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	delivery of residential product (both rental units and for sale condominium units) into uncertain residential environments may result in lower rents or sale prices than underwritten;

•	substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects, including expected public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	failure or inability of partners to perform on hotel joint ventures;

•	the third-party developer of office or other buildings may not deliver or may encounter delays in delivering space as planned;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

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
Of our approximately $2.6 billion of debt outstanding as of December 31, 2015, approximately $337.9 million bears interest at variable rates of which $275.0 million is effectively fixed through two interest rate swap agreements. We have a $600.0 million revolving credit facility, on which $53.5 million is outstanding at December 31, 2015, that bears interest at LIBOR plus 90 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. The interest rate on our $275.0 million term loan is currently fixed at 2.62% as a result of two interest rate swap agreements. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2015, we held nine predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure. Additionally, we have entered into a joint venture agreement related to the hotel component of Phase II of our Pike & Rose development project. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2015, we held the controlling interests in all of our existing co-investments (except the Clarion and hotel investments discussed above), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
On January 13, 2016 we acquired our partner's 70% interest in our Clarion joint venture, and subsequently own 100% of the related properties.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of December 31, 2015, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 90 predominantly retail real estate projects comprising approximately 21.4 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California and South Florida. No single property accounted for over 10% of our 2015 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2015, we had approximately 2,700 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.9% of our annualized base rent as of December 31, 2015. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 90 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2015.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	18	3,977,000	18.6%
California	14	3,854,000	18.0%
Virginia	15	3,601,000	16.8%
Pennsylvania(1)	10	2,299,000	10.8%
Massachusetts	7	1,789,000	8.4%
New Jersey	6	1,718,000	8.0%
Florida	4	1,316,000	6.2%
New York	5	1,138,000	5.3%
Illinois	4	752,000	3.5%
Connecticut(1)	3	397,000	1.9%
Michigan	1	217,000	1.0%
District of Columbia	2	168,000	0.8%
North Carolina	1	153,000	0.7%
Total	90	21,379,000	100.0%

(1)
Additionally, we own two participating mortgages totaling approximately $29.9 million secured by multiple buildings in Manayunk, Pennsylvania, and an $11.7 million mortgage secured by a shopping center in Norwalk, Connecticut.

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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2015, represented approximately 6.1% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2015 for each of the 10 years beginning with 2016 and after 2025 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2015.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2016	1,117,000	6%	$33,337,000	6%
2017	2,601,000	13%	67,645,000	13%
2018	2,507,000	13%	63,129,000	12%
2019	2,632,000	13%	65,970,000	13%
2020	2,026,000	10%	55,177,000	11%
2021	2,115,000	11%	54,767,000	10%
2022	1,390,000	7%	34,514,000	7%
2023	885,000	4%	27,868,000	5%
2024	1,050,000	5%	31,088,000	6%
2025	1,299,000	6%	36,668,000	7%
Thereafter	2,364,000	12%	55,055,000	10%
Total	19,986,000	100%	$525,218,000	100%
Lease Rollovers
For 2015, we signed leases for a total of 1,593,000 square feet of retail space including 1,405,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 17% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 547,000 square feet at an average rental increase of 22% on a cash basis and 35% on a straight-line basis. Renewals for comparable spaces were signed for 859,000 square feet at an average rental increase of 14% on a cash basis and 24% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $60.98 per square foot for new leases and $8.79 per square foot for renewals in 2015.
For 2014, we signed leases for a total of 1,765,000 square feet of retail space including 1,545,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 16% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 704,000 square feet at an average rental increase of 25% on a cash basis and 38% on a straight-line basis. Renewals for comparable spaces were signed for 840,000 square feet at an average rental increase of 11% on a cash basis and 23% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $44.46 per square foot for new leases and $1.27 for renewal leases in 2014.
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
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year and expect the volume for 2016 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2015. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	105,000	$35.18	83%	H & M
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$41.05	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$26.44	95%	Sprouts Rite Aid Sports Authority Orchard Supply Hardware
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	438,000	$17.72	99%	Home Depot Michaels Pak-N-Save Target Nordstrom Rack Sports Authority
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$24.34	98%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	24,000	$37.64	100%
Hollywood Blvd Hollywood, CA 90028(6)	1929, 1991	1999	180,000	$33.56	91%	Marshalls La La Land DSW L.A. Fitness
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	80,000	$31.46	100%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	95,000	$38.55	97%	Gap Banana Republic Anthropologie
Plaza El Segundo / The Point El Segundo, CA 90245(5)(10)	2006-2007	2011/2015	450,000	$41.63	98%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods Container Store
Santana Row San Jose, CA 95128	2002, 2009	1997	651,000	$50.13	98%	H&M Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997, 2012	662 units	N/A	95%
San Antonio Center Mountain View, CA 94040 (4)(7)	1958, 1964-1965, 1974-1975, 1995-1997	2015	376,000	$12.67	96%	Kohl's Walmart Trader Joe's 24 Hour Fitness Jo-Ann Stores
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$71.00	99%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Center San Jose, CA 95129	1960-1966	2004	638,000	$17.38	98%	Nike Factory Target Walmart Neighborhood Market Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack J. Crew Gap Factory Store

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	266,000	$13.17	92%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013	95,000	$28.30	97%	Stop & Shop Equinox
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$61.00	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$28.12	100%	Marshalls DSW Maggiano’s Nordstrom Rack
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$44.28	86%	Petco
Florida
CocoWalk Coconut Grove, FL 33133 (5)(13)	1990/1994, 1922-1973	2015	216,000	$36.20	82%	Cinepolis Theaters Gap Youfit Health Club
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	196,000	$16.21	74%	Winn Dixie CVS
The Shops at Sunset Place South Miami, FL 33143 (5)(10)	1999	2015	515,000	$22.53	82%	AMC Theaters L.A. Fitness Barnes & Noble GameTime
Tower Shops Davie, FL 33324	1989	2011/2014	389,000	$20.14	98%	Ulta Best Buy DSW Old Navy Ross Dress For Less TJ Maxx Trader Joe's
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$22.29	91%	Golfsmith Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	315,000	$12.49	91%	Bed, Bath & Beyond Petsmart Buy Buy Baby Michaels
Garden Market Western Springs, IL 60558	1958	1994	140,000	$13.30	100%	Mariano's Fresh Market Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$10.95	85%	Jewel Osco
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006 2008/2010	533,000	$49.07	98%	Apple Computer Barnes & Noble Equinox Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	95%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	325,000	$40.10	97%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market
Congressional Plaza Residential Rockville, MD 20852(5)	2003	1965	146 units	N/A	91%
Courthouse Center Rockville, MD 20852	1975	1997	35,000	$23.60	66%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$34.48	99%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(9)	1970	2007	279,000	$16.61	94%	Giant Food TJ Maxx Ross Dress For Less Office Depot

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$26.53	92%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$18.95	100%	Aldi Dick’s Sporting Goods
Laurel Laurel, MD 20707	1956	1986	389,000	$22.41	80%	L.A. Fitness Giant Food Marshalls
Montrose Crossing Rockville, MD 20852 (5)(10)	1960-1979, 1996, 2011	2011/2013	366,000	$24.56	93%	A.C. Moore Giant Food Sports Authority Barnes & Noble Marshalls
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$14.35	100%	Micro Center Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike & Rose North Bethesda, MD 20852 (12)	1963, 2014	1982/2007/2012	208,000	$44.14	96%	iPic Theater Gap/Gap Kids Sport & Health
Pike & Rose Residential North Bethesda, MD 20852 (12)	2014	1982/2007	389 units	N/A	73%
Plaza Del Mercado Silver Spring, MD 20906(9)	1969	2004	96,000	$35.46	92%	CVS
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	267,000	$21.78	96%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852 (8)	2006-2007	2006-2007	187,000	$29.59	93%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(10)	1960	1971	282 units	N/A	95%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(10)	1997	2007	305,000	$24.24	99%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$48.13	100%
White Marsh Other Baltimore, MD 21236	1985	2007	73,000	$31.67	98%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$21.80	96%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	84,000	$95.44	99%	CVS Balducci’s
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145 (12)	2005, 2014	2005-2011, 2013	738,000	$22.49	100%	AMC Theatres LEGOLAND Discovery Center Saks Fifth Avenue Off 5th Nike Factory J. Crew Legal on the Mystic Bed, Bath & Beyond TJ Maxx
Atlantic Plaza North Reading, MA 01864(9)	1960	2004	123,000	$15.83	90%	Stop & Shop
Campus Plaza Bridgewater, MA 02324(9)	1970	2004	116,000	$14.86	100%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(10)	1962-1969, 2008	2006-2008	222,000	$11.43	100%	Sav-A-Lot Home Depot Planet Fitness
Chelsea Commons Residential Chelsea, MA 02150	2013	2008	56 units	N/A	95%
Dedham Plaza Dedham, MA 02026	1959	1993	241,000	$15.90	92%	Star Market

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$46.08	94%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.71	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$16.64	100%	HomeGoods TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	168,000	$11.99	100%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.91	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$24.06	91%	Stein Mart Trader Joe’s

New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	422,000	$19.56	74%	Barnes & Noble AMC Loews Sports Authority
Brook 35 Sea Girt, NJ 08750(5)(7)(10)	1986, 2004	2014	98,000	$34.79	98%	Ann Taylor Banana Republic Coach Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$15.94	97%	Whole Foods Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)(8)	1975	2003	527,000	$23.60	99%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite Nordstrom Rack REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(7)(10)	1988, 1993 & 2007	2014	192,000	$43.51	99%	Lululemon Brooks Brothers Anthropologie Pottery Barn J. Crew Banana Republic Williams-Sonoma
Troy Parsippany-Troy, NJ 07054	1966	1980	211,000	$27.92	67%	L.A. Fitness
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$30.60	100%	Island of Gold Modell's AMC Loews Kohl’s Michaels
Greenlawn Plaza Greenlawn, NY 11743(9)(10)	1975, 2004	2006	106,000	$17.18	93%	Greenlawn Farms Tuesday Morning
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$28.10	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	$25.92	100%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$26.90	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	247,000	$24.01	73%	Dick's Sporting Goods Marshalls Macy's Backstage

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	265,000	$15.65	95%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	294,000	$23.77	100%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	156,000	$20.81	97%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(8)	1958	1980	127,000	$17.73	97%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$17.39	100%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008	1972	1980	364,000	$20.45	96%	Acme Markets TJ Maxx HomeGoods Virginia College
Northeast Philadelphia, PA 19114	1959	1983	288,000	$12.02	87%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.91	90%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	211,000	$19.51	99%	Home Goods Marshalls Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	251,000	$27.24	100%	DSW Bed, Bath & Beyond Giant Food Old Navy
Virginia
29th Place Charlottesville, VA 22091(10)	1975-2001	2007	169,000	$17.60	98%	HomeGoods DSW Stein Mart Staples
Barcroft Plaza Falls Church, VA 22041(9)(10)	1963, 1972 & 1990	2006-2007	100,000	$24.61	92%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905	1958	1985	497,000	$25.05	99%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$34.43	97%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	260,000	$27.77	93%	Stein Mart Giant Food L.A. Fitness
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$46.59	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.04	94%	Giant Food Pier 1 Imports Office Depot Petsmart
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	569,000	$17.14	97%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym Staples DSW
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$41.19	84%	Whole Foods Walgreens

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Pan Am Fairfax, VA 22031	1979	1993	227,000	$22.37	98%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	299,000	$38.63	78%	Harris Teeter Bed, Bath & Beyond DSW
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	164,000	$42.75	99%	DSW Staples TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.38	92%	Talbots L.A. Mart Total Wine & More
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$43.20	92%	Trader Joe's
Village at Shirlington Arlington, VA 22206(8)	1940, 2006-2009	1995	265,000	$36.17	88%	AMC Loews Carlyle Grand Café Harris Teeter
Willow Lawn Richmond, VA 23230	1957	1983	445,000	$17.91	93%	Kroger Old Navy Ross Dress For Less Staples
Total All Regions—Retail(11)			21,379,000	$26.28	94%
Total All Regions—Residential			1,715 units		90%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage but is not material in total.

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

(9)
Properties acquired through a joint venture arrangement with affiliates of a discretionary fund created and advised by Clarion Partners. On January 13, 2016, we acquired Clarion's 70% interest in these properties.

(10)	All or a portion of this property is encumbered by a mortgage loan.

(11)
Aggregate information is calculated on a GLA weighted-average basis, excluding properties owned through a joint venture arrangement with affiliates of a discretionary fund created and advised by Clarion Partners.

(12)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(13)	This property includes partial interests in eight buildings in addition to our initial acquisition. See further discussion in Note 3 to the Financial Statements.
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2015
Fourth quarter	$149.96	$135.60	$0.940
Third quarter	$139.05	$124.96	$0.940
Second quarter	$149.20	$127.84	$0.870
First quarter	$150.27	$135.74	$0.870
2014
Fourth quarter	$137.18	$118.28	$0.870
Third quarter	$125.80	$117.12	$0.870
Second quarter	$123.11	$112.07	$0.780
First quarter	$114.72	$100.90	$0.780
On February 5, 2016, there were 2,840 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 48 consecutive years.
Our total annual dividends paid per common share for 2015 and 2014 were $3.55 per share and $3.21 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2016 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2015	2014
Ordinary dividend	$3.515	$3.178
Capital gain	0.035	0.032
	$3.550	$3.210
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2010, and ending December 31, 2015, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE Amex (formerly known as the American Stock Exchange), or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2015, there were no redemptions of operating partnership units. All other equity securities sold by us during 2015 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2015, 9,915 restricted common shares were forfeited by former employees.
The following information describes stock repurchases during the fourth quarter of the fiscal year ended December 31, 2015:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar amount of shares that may yet be purchased under the plans or programs
October 1, 2015 - October 31, 2015	29,064	$142.05	—	$—
(1) Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015		2014		2013		2012		2011
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$727,812		$666,322		$620,089		$580,114		$536,749
Property operating income(1)	$510,595		$474,167		$446,959		$426,721		$381,335
Income from continuing operations	$190,094		$167,888		$137,811		$142,972		$130,319
Gain on sale of real estate	$28,330		$4,401		$28,855		$11,860		$15,075
Net income	$218,424		$172,289		$167,608		$156,232		$149,612
Net income attributable to the Trust	$210,219		$164,535		$162,681		$151,925		$143,917
Net income available for common shareholders	$209,678		$163,994		$162,140		$151,384		$143,376
Net cash provided by operating activities	$359,835		$346,130		$314,498		$296,633		$244,711
Net cash used in investing activities	$(353,763)		$(396,150)		$(345,198)		$(273,558)		$(196,369)
Net cash (used in) provided by financing activities	$(32,977)		$9,044		$82,639		$(53,893)		$3,667
Dividends declared on common shares	$250,388		$224,190		$198,965		$182,813		$171,335
Weighted average number of common shares outstanding:
Basic	68,797		67,322		65,331		63,881		62,438
Diluted	68,981		67,492		65,483		64,056		62,603
Earnings per common share, basic:
Continuing operations	$2.63		$2.35		$2.01		$2.15		$1.98
Discontinued operations	—		—		0.38		0.02		0.31
Gain on sale of real estate	0.41		0.07		0.08		0.19		—
Total	$3.04		$2.42		$2.47		$2.36		$2.29
Earnings per common share, diluted:
Continuing operations	$2.62		$2.34		$2.00		$2.14		$1.97
Discontinued operations	—		—		0.38		0.02		0.31
Gain on sale of real estate	0.41		0.07		0.08		0.19		—
Total	$3.03		$2.41		$2.46		$2.35		$2.28
Dividends declared per common share	$3.62		$3.30		$3.02		$2.84		$2.72
Other Data:
Funds from operations available to common shareholders(2)	$352,857		$327,597		$289,938		$277,237		$251,576
EBITDA(3)	$504,696		$447,495		$446,555		$410,918		$374,131
Adjusted EBITDA(3)	$476,366		$443,094		$417,700		$399,058		$357,030
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)	3.9	x	3.5	x	3.3	x	3.3	x	3.5	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)	3.6	x	3.5	x	3.1	x	3.2	x	3.3	x

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$6,064,406	$5,608,998	$5,149,463	$4,779,674	$4,426,444
Total assets	$4,911,709	$4,546,870	$4,219,294	$3,898,565	$3,666,210
Mortgages payable and capital lease obligations	$554,442	$635,345	$660,127	$832,482	$810,616
Notes payable	$343,600	$290,519	$300,822	$299,575	$295,159
Senior notes and debentures	$1,744,324	$1,483,813	$1,360,913	$1,076,545	$1,004,635
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity	$1,781,931	$1,692,556	$1,471,297	$1,310,593	$1,240,604
Number of common shares outstanding	69,493	68,606	66,701	64,815	63,544

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

The reconciliation of operating income to property operating income is as follows:

	2015	2014	2013	2012	2011
	(In thousands)
Operating income	$300,154	$271,037	$254,161	$253,862	$226,462
General and administrative	35,645	32,316	31,970	31,158	28,985
Depreciation and amortization	174,796	170,814	160,828	141,701	125,888
Property operating income	$510,595	$474,167	$446,959	$426,721	$381,335

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	2015	2014	2013	2012	2011
	(In thousands)
Net income	$218,424	$172,289	$167,608	$156,232	$149,612
Net income attributable to noncontrolling interests	(8,205)	(7,754)	(4,927)	(4,307)	(5,695)
Gain on sale of real estate	(28,330)	(4,401)	(28,855)	(11,860)	(15,075)
Gain on deconsolidation of VIE	—	—	—	—	(2,026)
Depreciation and amortization of real estate assets	152,888	152,505	144,873	125,611	113,188
Amortization of initial direct costs of leases	15,026	12,391	10,694	10,935	10,432
Depreciation of joint venture real estate assets	1,344	1,555	1,504	1,513	1,771
Funds from operations	351,147	326,585	290,897	278,124	252,207
Dividends on preferred shares	(541)	(541)	(541)	(541)	(541)
Income attributable to operating partnership units	3,398	3,027	888	943	981
Income attributable to unvested shares	(1,147)	(1,474)	(1,306)	(1,289)	(1,071)
Funds from operations available for common shareholders	$352,857	$327,597	$289,938	$277,237	$251,576

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
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2015	2014	2013	2012	2011
	(In thousands)
Net income	$218,424	$172,289	$167,608	$156,232	$149,612
Depreciation and amortization	174,796	170,814	161,099	142,039	126,568
Interest expense	92,553	93,941	104,977	113,336	98,465
Early extinguishment of debt	19,072	10,545	13,304	—	(296)
Other interest income	(149)	(94)	(433)	(689)	(218)
EBITDA	504,696	447,495	446,555	410,918	374,131
Gain on sale of real estate	(28,330)	(4,401)	(28,855)	(11,860)	(15,075)
Gain on deconsolidation of VIE	—	—	—	—	(2,026)
Adjusted EBITDA	$476,366	$443,094	$417,700	$399,058	$357,030

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $19.1 million, $10.5 million, and $13.3 million of early extinguishment of debt charge from fixed charges in 2015, 2014, and 2013, respectively, the ratio of EBITDA and adjusted EBITDA to combined fixed charges and preferred share dividends is 4.5x and 4.3x, respectively, for 2015, 3.9x and 3.8x, respectively, for 2014, and 3.7x and 3.4x, respectively for 2013.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects comprising approximately 21.4 million square feet. In total, the real estate projects were 94.3% leased and 93.5% occupied at December 31, 2015. A joint venture in which we owned a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of December 31, 2015. In total, the joint venture properties in which we owned a 30% interest were 93.6% leased and 85.3% occupied at December 31, 2015. On January 13, 2016, we acquired our partner's 70% interest in the joint venture and subsequently own 100% of the related properties. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 48 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2015 and 2014, our allowance for doubtful accounts was $11.7 million and $12.4 million, respectively.

Historically, we have recognized bad debt expense between 0.3% and 1.3% of rental income and it was 0.2% in 2015 reflecting positive economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $7.3 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2015 and 2014, accounts receivable includes approximately $72.7 million and $66.1 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $232 million and $8 million, respectively, for 2015 and $277 million and $7 million, respectively, for 2014. We capitalized external and internal costs related to other property improvements of $42 million and $2 million, respectively, for 2015 and $45 million and $2 million, respectively, for 2014. We capitalized external and internal costs related to leasing activities of $17 million and $6 million, respectively, for 2015 and $29 million and $7 million, respectively, for 2014. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $1 million, and $6 million, for both 2015 and 2014. Total capitalized costs were $307 million and $367 million for 2015 and 2014, respectively.
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

Self-Insurance
We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims projected to be incurred but not yet reported. Management considers a number of factors, including third-party actuarial analysis, previous experience in our portfolio, and future increases in costs of claims, when making these determinations. If our liability costs differ from these accruals, it will increase or decrease our net income.

Recently Adopted and Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
2015 Significant Property Acquisitions and Dispositions
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015, and included in "general and administrative expense" in 2015 and 2014.
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
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Approximately $1.5 million and $4.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.9 million was allocated to noncontrolling interests. On July 1, 2015 and December 16, 2015, we acquired partial interests in eight buildings in the Coconut Grove neighborhood of Miami, Florida for $7.8 million through our CocoWalk LLC entity. In total, we incurred $1.1 million in acquisition costs which are included in "general and administrative expenses" in 2015.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.
On October 1, 2015, we acquired The Shops at Sunset Place, a 515,000 square foot mixed-use property located in South Miami, Florida based on a gross value of $110.2 million. The acquisition was completed through a newly formed entity for which we own an 85% interest. Approximately $4.8 million and $6.6 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.3 million was allocated to noncontrolling interests. We incurred $0.9 million of acquisition costs, which are included in "general and administrative expenses" in 2015. The transaction includes the assumption of an existing $70.8 million mortgage loan.
On November 19, 2015, we sold our Courtyard Shops property in Wellington, Florida for a sales price of $52.8 million, resulting in a gain of $16.8 million.
Subsequent Event - 2016 Property Acquisition
On January 13, 2016, we acquired our partner's 70% equity interest in our joint venture arrangement with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”), for $153.7 million, which includes $130 million of cash and the assumption of three interest only mortgage loans with a total principal balance of $34.4 million. With the acquisition, we gained control of the six underlying properties, which will be consolidated as of the acquisition date.

2015 Significant Debt and Equity Transactions
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan bore interest at 5.27%, and had an original maturity date of January 1, 2016. On November 2, 2015, we repaid the mortgage loan at par for $18.1 million.

On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million. The make-whole premium is included in "early extinguishment of debt" in 2015.
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
In connection with the acquisition of The Shops at Sunset Place on October 1, 2015, we assumed a mortgage loan with a face amount of $70.8 million and a fair value of $76.5 million. The mortgage loan bears interest at 5.62% and has a maturity date of September 1, 2020.
On May 11, 2015 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2015, we issued 63,007 common shares at a weighted average price per share of $144.54 for net cash proceeds of $9.0 million and paid $0.1 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2015, we issued 813,414 common shares at a weighted average price per share of $135.01 for net cash proceeds of $108.5 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2015, we had the capacity to issue up to $190.2 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we believe the locations of our centers and diverse tenant base partially mitigates any negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2015, no single tenant accounted for more than 2.9% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2016, we expect to have redevelopment projects stabilizing with projected costs of approximately $154 million.
We continue our ongoing redevelopment efforts at Santana Row, and are currently proceeding with our next phase of redevelopment which is a six story building with 234,500 square feet of office space and 670 parking spaces. During the third quarter 2015, we executed a lease with Splunk Inc. for the entire building. The building is expected to cost between $110 and $115 million and stabilize in 2017. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 634,000 square feet of commercial space. Additionally, we control an additional 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term multi-phased mixed-use development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2015 is approximately $395 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Minimal amounts of construction remain to be completed on the first phase. The retail space in Phase I opened during 2014 and currently is 100% leased. Additionally, as of December 31, 2015, 74,000 square feet of office space is open, and we expect the remainder to open through the first half of 2016. Phase I is expected to stabilize in 2016. Total expected costs for Phase I of Assembly Row, net of reimbursements expected, range from $194 million to $196 million, of which $193 million has been incurred to date.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 160 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we will be a partner. Total expected costs range from $270 million to $285 million and stabilization is expected in 2018/2019. Construction commenced on Phase II in July 2015. Phase II is also expected to include 134 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
We invested $41 million in Assembly Row in 2015 and expect to invest between $100 million and $125 million in Assembly Row in 2016.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use development project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 157,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened and achieved stabilized occupancy in the 1st quarter 2015. As of December 31, 2015, 132,000 square feet of the retail space and 45,000 square feet of the office space in Phase I is open, and in July the first tenants moved into our 319 unit residential building. We expect the remaining retail, office and 319 unit residential building to open in early 2016, and expect Phase I to stabilize in 2016. Total expected costs for Phase I of Pike & Rose range from $265 million to $270 million of which $259 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose and building construction has commenced. Phase II will include approximately 190,000 square feet of retail space, a 177 room select-service hotel and 272 residential units, as well as a pre-leased auto dealership building. Total expected costs range from $200 million to $207 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $53 million to $58 million. We invested $88 million in Pike & Rose in 2015 and expect to invest between $105 million and $130 million in Pike & Rose in 2016.
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
At December 31, 2015, the leasable square feet in our properties was 93.5% occupied and 94.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the year ended December 31, 2015 and the comparison of 2015 and 2014, all or a portion of 77 properties were considered same-center and fourteen properties were considered redevelopment or expansion. For the year ended December 31, 2015, three properties were moved from acquisition to same-center, three properties were moved from same-center to redevelopment, two properties were removed from same-center as they were sold during 2015, and one property was moved from redevelopment to same-center, compared to the designations as of December 31, 2014. For the year ended December 31, 2014 and the comparison of 2014 and 2013, all or a portion of 78 properties were considered same-center and thirteen properties were considered redevelopment or expansion. For the year ended December 31, 2014, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was moved from redevelopment as it was vacant and was demolished in 2014, compared to the designations as of December 31, 2013. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$727,812	$666,322	$61,490	9.2%
Other property income	11,810	14,758	(2,948)	(20.0)%
Mortgage interest income	4,390	5,010	(620)	(12.4)%
Total property revenue	744,012	686,090	57,922	8.4%
Rental expenses	147,593	135,417	12,176	9.0%
Real estate taxes	85,824	76,506	9,318	12.2%
Total property expenses	233,417	211,923	21,494	10.1%
Property operating income	510,595	474,167	36,428	7.7%
Other interest income	149	94	55	58.5%
Income from real estate partnerships	1,416	1,243	173	13.9%
Interest expense	(92,553)	(93,941)	1,388	(1.5)%
Early extinguishment of debt	(19,072)	(10,545)	(8,527)	80.9%
General and administrative expense	(35,645)	(32,316)	(3,329)	10.3%
Depreciation and amortization	(174,796)	(170,814)	(3,982)	2.3%
Total other, net	(320,501)	(306,279)	(14,222)	4.6%
Income from continuing operations	190,094	167,888	22,206	13.2%
Gain on sale of real estate	28,330	4,401	23,929	543.7%
Net income	218,424	172,289	46,135	26.8%
Net income attributable to noncontrolling interests	(8,205)	(7,754)	(451)	5.8%
Net income attributable to the Trust	$210,219	$164,535	$45,684	27.8%

Property Revenues
Total property revenue increased $57.9 million, or 8.4%, to $744.0 million in 2015 compared to $686.1 million in 2014. The percentage occupied at our shopping centers decreased to 93.5% at December 31, 2015 compared to 94.7% at December 31, 2014. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $61.5 million, or 9.2%, to $727.8 million in 2015 compared to $666.3 million in 2014 due primarily to the following:

•	an increase of $22.1 million from Assembly Row and Pike & Rose as portions of both projects opened beginning in second quarter 2014 through 2015,

•	an increase of $16.6 million attributable to properties acquired in 2015 and 2014,

•
an increase of $15.7 million at same-center properties due primarily to higher rental rates of approximately $10.0 million, a $4.0 million increase in recovery income (primarily the result of reimbursements for higher real estate taxes and other tenant reimbursables), and occupancy impacts of approximately $0.8 million, and

•	an increase of $10.4 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the lease-up of four of our retail redevelopments, partially offset by,

•	a decrease of $3.8 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.

Other Property Income
Other property income decreased $2.9 million, or 20.0%, to $11.8 million in 2015 compared to $14.8 million in 2014. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination and other fees at our same-center and redevelopment properties.
Property Expenses
Total property expenses increased $21.5 million, or 10.1%, to $233.4 million in 2015 compared to $211.9 million in 2014. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $12.2 million, or 9.0%, to $147.6 million in 2015 compared to $135.4 million in 2014. This increase is primarily due to the following:

•	an increase of $5.3 million related to properties acquired in 2015 and 2014,

•	an increase of $4.3 million related to Assembly Row and Pike & Rose, as portions of these projects opened beginning in second quarter 2014,

•	an increase of $3.2 million in repairs and maintenance expenses at same-center and redevelopment properties primarily due to higher snow removal costs, and

•	an increase of $0.6 million in utilities at our same-center properties, partially offset by

•	a decrease of $1.2 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 20.0% for the year ended December 31, 2015 from 19.9% for the year ended December 31, 2014.
Real Estate Taxes
Real estate tax expense increased $9.3 million, or 12.2% to $85.8 million in 2015 compared to $76.5 million in 2014 due primarily to Assembly Row and Pike & Rose, higher assessments at our same-center and redevelopment properties, and properties acquired in 2015 and 2014, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Property Operating Income
Property operating income increased $36.4 million, or 7.7%, to $510.6 million in 2015 compared to $474.2 million in 2014. This increase is primarily due to portions of Assembly Row and Pike & Rose opening beginning in second quarter 2014, growth in earnings at same-center and redevelopment properties, and properties acquired in 2015 and 2014, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Interest Expense
Interest expense decreased $1.4 million, or 1.5%, to $92.6 million in 2015 compared to $93.9 million in 2014. This decrease is due primarily to the following:

•	a decrease of $12.2 million due to a lower overall weighted average borrowing rate, and partially offset by

•	an increase of $8.1 million due to higher borrowings.

•	a decrease of $2.8 million in capitalized interest due primarily to Phase I of Assembly Row and Pike & Rose, as portions of both projects opened beginning second quarter 2014.
Gross interest costs were $110.7 million and $114.9 million in 2015 and 2014, respectively. Capitalized interest was $18.1 million and $21.0 million in 2015 and 2014, respectively.

Early Extinguishment of Debt
The $19.1 million early extinguishment of debt in 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related net write-off of unamortized premium and debt fees.
The $10.5 million early extinguishment of debt in 2014 relates to the make-whole premium paid as part of the early redemption of our 5.65% senior notes, the prepayment premium on our East Bay Bridge mortgage loan, and the related write-off of unamortized debt fees and mortgage premium balance.

General and Administrative Expense
General and administrative expense increased $3.3 million, or 10.3%, to $35.6 million in 2015 from $32.3 million in 2014. This increase is primarily due to higher personnel related costs and higher transaction costs.
Depreciation and Amortization
Depreciation and amortization expense increased $4.0 million, or 2.3%, to $174.8 million in 2015 from $170.8 million in 2014. This increase is due primarily to depreciation on Assembly Row and Pike & Rose and properties acquired in 2015, partially offset by accelerated depreciation in 2014 due to the change in use of a redevelopment property.
Gain on Sale of Real Estate
The $28.3 million gain on sale of real estate for 2015 is due to the sale of our Houston Street property in April 2015 and the sale of our Courtyard Shops property in November 2015.
The $4.4 million gain on sale of real estate for 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

			Change
	2014	2013	Dollars	%
	(Dollar amounts in thousands)
Rental income	$666,322	$620,089	$46,233	7.5%
Other property income	14,758	12,169	2,589	21.3%
Mortgage interest income	5,010	5,155	(145)	(2.8)%
Total property revenue	686,090	637,413	48,677	7.6%
Rental expenses	135,417	118,695	16,722	14.1%
Real estate taxes	76,506	71,759	4,747	6.6%
Total property expenses	211,923	190,454	21,469	11.3%
Property operating income	474,167	446,959	27,208	6.1%
Other interest income	94	433	(339)	(78.3)%
Income from real estate partnership	1,243	1,498	(255)	(17.0)%
Interest expense	(93,941)	(104,977)	11,036	(10.5)%
Early extinguishment of debt	(10,545)	(13,304)	2,759	(20.7)%
General and administrative expense	(32,316)	(31,970)	(346)	1.1%
Depreciation and amortization	(170,814)	(160,828)	(9,986)	6.2%
Total other, net	(306,279)	(309,148)	2,869	(0.9)%
Income from continuing operations	167,888	137,811	30,077	21.8%
Discontinued operations - income	—	942	(942)	(100.0)%
Discontinued operations - gain on sale of real estate	—	23,861	(23,861)	100.0%
Gain on sale of real estate	4,401	4,994	(593)	(11.9)%
Net income	172,289	167,608	4,681	2.8%
Net income attributable to noncontrolling interests	(7,754)	(4,927)	(2,827)	57.4%
Net income attributable to the Trust	$164,535	$162,681	$1,854	1.1%

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

Other Property Income
Other property income increased $2.6 million, or 21.3%, to $14.8 million in 2014 compared to $12.2 million in 2013. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due an increase in lease termination fees at same-center properties.
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
Depreciation and Amortization
Depreciation and amortization expense increased $10.0 million, or 6.2%, to $170.8 million in 2014 from $160.8 million in 2013. This increase is due primarily to 2014 acquisitions and redevelopment projects placed in service during 2014, partially offset by accelerated depreciation in 2013 due to the change in use of a redevelopment property.
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
At December 31, 2015, we had $21.0 million of cash and cash equivalents and $53.5 million borrowings outstanding on our $600.0 million revolving credit facility that matures on April 21, 2017, subject to a one-year extension at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan that matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2015, we had the capacity to issue up to $190.2 million in common shares under our ATM equity program.
For 2015, the maximum amount of borrowings outstanding under our revolving credit facility was $324.0 million, the weighted average amount of borrowings outstanding was $109.7 million and the weighted average interest rate, before amortization of debt fees, was 1.1%. During 2015, we accessed the public debt markets twice, issuing $200 million of 4.50% senior notes in March 2015, that mature on December 1, 2044 and in September 2015, issuing $250 million of 2.55% senior notes that mature on January 15, 2021. The net proceeds of these two offerings after net issuance premium, underwriting fees, and other costs were approximately $456.2 million. We used the net proceeds from these transactions to redeem our 6.20% senior notes prior to their original maturity date of January 15, 2017, and repay $147 million of mortgage debt that had a weighted average interest rate of 7.9%. During 2016, we have only $9.4 million of debt maturing.

We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2016 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of construction on Phase II at both Assembly Row and Pike & Rose and construction of the 234,500 square foot office building at Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$359,835	$346,130
Cash used in investing activities	(353,763)	(396,150)
Cash (used in) provided by financing activities	(32,977)	9,044
Decrease in cash and cash equivalents	(26,905)	(40,976)
Cash and cash equivalents, beginning of year	47,951	88,927
Cash and cash equivalents, end of year	$21,046	$47,951

Net cash provided by operating activities increased $13.7 million to $359.8 million during 2015 from $346.1 million during 2014. The increase was primarily attributable to higher net income before certain non-cash items, partially offset by the timing of interest payments and other operating costs.
Net cash used in investing activities decreased $42.4 million to $353.8 million during 2015 from $396.2 million during 2014. The decrease in net cash used was primarily attributable to:

•	$91.3 million decrease in capital investments and leasing costs,

•	$87.0 million increase in proceeds from the sale of real estate, as we sold both Houston Street and Courtyard Shops in 2015,

•	$5.3 million increase in repayment of mortgage and other notes receivable, and

•	$3.9 million decrease in contributions to real estate partnerships,

partially offset by

•	$145.2 million increase in acquisitions of real estate.
Net cash provided by financing activities decreased $42.0 million to $33.0 million used during 2015 from $9.0 million provided in 2014. The decrease was primarily attributable to:

•
$105.3 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 0.8 million shares under our ATM equity program at a weighted average price of $135.01 during 2015 compared to 1.8 million shares at a weighted average price of $122.09 during 2014,

•
$86.9 million increase in repayment of mortgages, capital leases and notes payable primarily due to the payoff of seven mortgages totaling $165.1 million in 2015 compared to the repayment of two mortgages totaling $84.3 million in 2014,

•
$85.0 million increase due to the redemption of $200.0 million of senior notes with a make-whole premium of $19.2 million in 2015, as compared to the redemption of $125.0 million of senior notes with a make-whole premium of $9.2 million in 2014, and

•	$28.1 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, partially offset by

•
$211.6 million increase from net proceeds on senior note issuances due to $456.2 million from the re-opening of our 4.5% senior notes in March 2015 and the issuance of 2.55% notes in September 2015 as compared to $244.6 million from our 4.50% senior notes issued in November 2014, and

•	$53.5 million increase in net borrowings on our revolving credit facility.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2015:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$3,536,531	$105,776	$696,128	$389,996	$2,344,631
Fixed rate debt - unconsolidated real estate partnership (principal and interest)(2)	10,674	10,674	—	—	—
Capital lease obligations (principal and interest)	183,395	5,788	11,597	11,600	154,410
Variable rate debt (principal only)(3)	62,900	9,400	53,500	—	—
Operating leases	171,649	2,750	5,586	5,989	157,324
Real estate commitments	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	380,682	259,254	121,423	5	—
Contractual operating obligations	40,610	20,535	15,666	4,349	60
Hotel joint venture obligations (4)	415	291	124	—	—
Total contractual obligations	$4,454,356	$414,468	$904,024	$411,939	$2,723,925
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)
Amounts reflect our share, as of December 31, 2015, of principal and interest payments on our unconsolidated joint venture's fixed rate debt. On January 13, 2016, we acquired our partner's 70% equity interest in the joint venture. Our 2016 obligation after this transaction is $35.6 million.

(3)
Variable rate debt includes a $9.4 million bond that had an interest rate of 0.03% at December 31, 2015 and our revolving credit facility, which currently has $53.5 million outstanding and bears interest at LIBOR plus 0.90%.

(4)	Amounts include our share of our hotel joint venture related obligations.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated liability upon exercise of the put option would range from approximately $78 million to $82 million.
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
(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2015, a total of 934,405 operating partnership units are outstanding.
(d) The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from approximately $8 million to $9 million.
(e) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from approximately $21 million to $24 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
(f) Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
(g) At December 31, 2015, we had letters of credit outstanding of approximately $13.0 million which are collateral for existing indebtedness and other obligations of the Trust.
Off-Balance Sheet Arrangements
At December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. We held a general partnership interest, however, Clarion also held a general partnership interest and had substantive participating rights. We could not make significant decisions without Clarion’s approval. Accordingly, we accounted for our interest in the Partnership using the equity method. As of December 31, 2015, the Partnership owned six retail real estate properties. We were the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also had the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership were similar to accounting policies followed by the Trust. At December 31, 2015, our investment in the Partnership was $31.7 million and the Partnership had $34.4 million of mortgages payable outstanding.
On January 13, 2016, we acquired Clarion's 70% interest and assumed the related mortgage obligations.
Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2015 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2015:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2015	Stated Interest Rate as of December 31, 2015	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Plaza El Segundo	Acquired	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	43,557	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,024	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,716	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	70,542	5.62%	September 1, 2020
29th Place	Acquired	4,753	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	74,329	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,868	5.36%	January 15, 2031
Subtotal		471,994
Net unamortized premium		10,828
Total mortgages payable		482,822
Notes payable
Unsecured fixed rate
Term Loan (2)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,700	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (3)	9,400	9,400	0.03%	October 1, 2016
Revolving credit facility (4)	600,000	53,500	LIBOR + 0.90%	April 21, 2017
Total notes payable		343,600
Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,744,200
Net unamortized premium		124
Total senior notes and debentures		1,744,324
Capital lease obligations
Various		71,620	Various	Various through 2106
Total debt and capital lease obligations		$2,642,366
_____________________

1)
Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by Clarion Partners. On January 13, 2016, we acquired Clarion's 70% joint venture interest and assumed 100% of the related debt.

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

4)
The maximum amount drawn under our revolving credit facility during 2015 was $324.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.09%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2015, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2015:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2016	$9,812		$5,665	$34	$15,511
2017	53,957	(1)	222,469	34	276,460
2018	275,507		15,477	37	291,021
2019	561		25,006	42	25,609
2020	150,623		64,687	46	215,356
Thereafter	1,597,340		138,690	71,427	1,807,457
	$2,087,800		$471,994	$71,620	$2,631,414	(2)
_____________________

1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2015, there was $53.5 million outstanding under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans and senior notes as of December 31, 2015.

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
As of December 31, 2015, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings in 2015, 2014 and 2013, and we do not anticipate it will have a significant effect in the future.
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

In addition to FFO, we have also included FFO excluding the "early extinguishment of debt" charges in 2015, 2014, and 2013 which relate to the early redemption of our 6.20% senior notes in 2015, our 5.65% senior notes and East Bay Bridge mortgage loan in 2014, and our 5.40% senior notes, 5.95% senior notes, and 7.50% mortgages loans in 2013. We believe the unusual nature of these charges, being make-whole payments on the remaining principal and interest on the redeemed notes/mortgages, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and to FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$218,424	$172,289	$167,608
Net income attributable to noncontrolling interests	(8,205)	(7,754)	(4,927)
Gain on sale of real estate	(28,330)	(4,401)	(28,855)
Depreciation and amortization of real estate assets	152,888	152,505	144,873
Amortization of initial direct costs of leases	15,026	12,391	10,694
Depreciation of joint venture real estate assets	1,344	1,555	1,504
Funds from operations	351,147	326,585	290,897
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	3,398	3,027	888
Income attributable to unvested shares	(1,147)	(1,474)	(1,306)
Funds from operations available for common shareholders	352,857	327,597	289,938
Early extinguishment of debt, net of allocation to unvested shares	19,006	10,498	13,244
Funds from operations available for common shareholders excluding early extinguishment of debt	$371,863	$338,095	$303,182
Weighted average number of common shares, diluted (1)	69,920	68,410	65,778

Funds from operations available for common shareholders, per diluted share	$5.05	$4.79	$4.41

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$5.32	$4.94	$4.61
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2015, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2015, we had $2.5 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2015 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $157.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2015 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $179.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2015, we had $62.9 million of variable rate debt outstanding which consisted of $53.5 million on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.6 million, and our net income and cash flows for the year would decrease by approximately $0.6 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.5 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 9, 2016.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 9, 2016
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ JAMES M. TAYLOR, JR.	Executive Vice President-Chief Financial	February 9, 2016
James M. Taylor, Jr.	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 9, 2016
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 9, 2016
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 9, 2016
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 9, 2016
Kristin Gamble

/S/ GAIL P. STEINEL	Trustee	February 9, 2016
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 9, 2016
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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2015.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Realty Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Trust as of and for the year ended December 31, 2015 and our report dated February 9, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 9, 2016

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 9, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 9, 2016

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $485,971 and $282,303 of consolidated variable interest entities, respectively)	$5,630,771	$5,128,757
Construction-in-progress	433,635	480,241
	6,064,406	5,608,998
Less accumulated depreciation and amortization (including $35,782 and $26,618 of consolidated variable interest entities, respectively)	(1,574,041)	(1,467,050)
Net real estate	4,490,365	4,141,948
Cash and cash equivalents	21,046	47,951
Accounts and notes receivable, net	110,402	93,291
Mortgage notes receivable, net	41,618	50,988
Investment in real estate partnerships	41,546	37,457
Prepaid expenses and other assets	190,203	160,167
Debt issuance costs, net of accumulated amortization of $11,092 and $11,441, respectively	16,529	15,068
TOTAL ASSETS	$4,911,709	$4,546,870
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $254,241 and $187,632 of consolidated variable interest entities, respectively)	$482,822	$563,698
Capital lease obligations	71,620	71,647
Notes payable	343,600	290,519
Senior notes and debentures	1,744,324	1,483,813
Accounts payable and accrued expenses	146,532	145,685
Dividends payable	66,338	60,620
Security deposits payable	15,439	14,115
Other liabilities and deferred credits	121,787	105,164
Total liabilities	2,992,462	2,735,261
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	137,316	119,053
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 69,493,392 and 68,605,783 shares issued and outstanding, respectively	696	687
Additional paid-in capital	2,381,867	2,281,223
Accumulated dividends in excess of net income	(724,701)	(683,991)
Accumulated other comprehensive loss	(4,110)	(3,515)
Total shareholders’ equity of the Trust	1,663,749	1,604,401
Noncontrolling interests	118,182	88,155
Total shareholders’ equity	1,781,931	1,692,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,911,709	$4,546,870

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
REVENUE
Rental income	$727,812	$666,322	$620,089
Other property income	11,810	14,758	12,169
Mortgage interest income	4,390	5,010	5,155
Total revenue	744,012	686,090	637,413
EXPENSES
Rental expenses	147,593	135,417	118,695
Real estate taxes	85,824	76,506	71,759
General and administrative	35,645	32,316	31,970
Depreciation and amortization	174,796	170,814	160,828
Total operating expenses	443,858	415,053	383,252
OPERATING INCOME	300,154	271,037	254,161
Other interest income	149	94	433
Interest expense	(92,553)	(93,941)	(104,977)
Early extinguishment of debt	(19,072)	(10,545)	(13,304)
Income from real estate partnerships	1,416	1,243	1,498
INCOME FROM CONTINUING OPERATIONS	190,094	167,888	137,811
DISCONTINUED OPERATIONS
Discontinued operations - income	—	—	942
Discontinued operations - gain on sale of real estate	—	—	23,861
Results from discontinued operations	—	—	24,803
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	190,094	167,888	162,614
Gain on sale of real estate	28,330	4,401	4,994
NET INCOME	218,424	172,289	167,608
Net income attributable to noncontrolling interests	(8,205)	(7,754)	(4,927)
NET INCOME ATTRIBUTABLE TO THE TRUST	210,219	164,535	162,681
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$209,678	$163,994	$162,140
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.63	$2.35	$2.01
Discontinued operations	—	—	0.38
Gain on sale of real estate	0.41	0.07	0.08
	$3.04	$2.42	$2.47
Weighted average number of common shares, basic	68,797	67,322	65,331
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.62	$2.34	$2.00
Discontinued operations	—	—	0.38
Gain on sale of real estate	0.41	0.07	0.08
	$3.03	$2.41	$2.46
Weighted average number of common shares, diluted	68,981	67,492	65,483

NET INCOME	$218,424	$172,289	$167,608
Other comprehensive (loss) income - change in value of interest rate swaps	(595)	(2,098)	10,971
COMPREHENSIVE INCOME	217,829	170,191	178,579
Comprehensive income attributable to noncontrolling interests	(8,205)	(7,754)	(4,927)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$209,624	$162,437	$173,652

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2012	399,896	$9,997	64,815,446	$648	$1,875,525	$(586,970)	$(12,388)	$23,781	$1,310,593
Net income, excluding $2,887 attributable to redeemable noncontrolling interests	—	—	—	—	—	162,681	—	2,040	164,721
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	10,971	—	10,971
Dividends declared to common shareholders	—	—	—	—	—	(198,965)	—	—	(198,965)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,887)	(1,887)
Common shares issued	—	—	1,735,089	18	185,164	—	—	—	185,182
Exercise of stock options	—	—	16,554	—	1,015	—	—	—	1,015
Shares issued under dividend reinvestment plan	—	—	20,026	—	2,130	—	—	—	2,130
Share-based compensation expense, net of forfeitures	—	—	108,803	1	11,198	—	—	—	11,199
Shares withheld for employee taxes	—	—	(16,972)	—	(1,842)	—	—	—	(1,842)
Conversion and redemption of OP units	—	—	22,476	—	(625)	—	—	(797)	(1,422)
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,857)	—	—	—	(9,857)
BALANCE AT DECEMBER 31, 2013	399,896	9,997	66,701,422	667	2,062,708	(623,795)	(1,417)	23,137	1,471,297
Net income, excluding $3,452 attributable to redeemable noncontrolling interests	—	—	—	—	—	164,535	—	4,302	168,837
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(2,098)	—	(2,098)
Dividends declared to common shareholders	—	—	—	—	—	(224,190)	—	—	(224,190)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,620)	(4,620)
Common shares issued	—	—	1,768,703	18	213,562	—	—	—	213,580
Exercise of stock options	—	—	29,218	1	2,261	—	—	—	2,262
Shares issued under dividend reinvestment plan	—	—	18,705	—	2,168	—	—	—	2,168
Share-based compensation expense, net of forfeitures	—	—	117,647	1	12,940	—	—	—	12,941
Shares withheld for employee taxes	—	—	(29,912)	—	(3,335)	—	—	—	(3,335)
Redemption of OP units	—	—	—	—	(49)	—	—	(14)	(63)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	65,350	65,350
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,032)	—	—	—	(9,032)
BALANCE AT DECEMBER 31, 2014	399,896	9,997	68,605,783	687	2,281,223	(683,991)	(3,515)	88,155	1,692,556
Net income, excluding $3,423 attributable to redeemable noncontrolling interests	—	—	—	—	—	210,219	—	4,782	215,001
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(595)	—	(595)
Dividends declared to common shareholders	—	—	—	—	—	(250,388)	—	—	(250,388)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,269)	(5,269)
Common shares issued	—	—	813,548	8	108,537	—	—	—	108,545
Exercise of stock options	—	—	29,940	—	1,991	—	—	—	1,991
Shares issued under dividend reinvestment plan	—	—	16,524	—	2,296	—	—	—	2,296
Share-based compensation expense, net of forfeitures	—	—	52,213	1	12,073	—	—	—	12,074
Shares withheld for employee taxes	—	—	(64,227)		(9,211)	—	—	—	(9,211)
Redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	34,737	34,737
Adjustment to redeemable noncontrolling interests	—	—	—	—	(19,114)	—	—	—	(19,114)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	$1,781,931
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net income	$218,424	$172,289	$167,608
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	174,796	170,814	161,099
Gain on sale of real estate	(28,330)	(4,401)	(28,855)
Early extinguishment of debt	19,072	10,545	13,304
Income from real estate partnerships	(1,416)	(1,243)	(1,498)
Other, net	177	733	2,704
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(9,200)	(3,063)	(6,321)
(Increase) decrease in prepaid expenses and other assets	(7,422)	(4,222)	69
(Decrease) increase in accounts payable and accrued expenses	(9,995)	4,253	5,325
Increase in security deposits and other liabilities	3,729	425	1,063
Net cash provided by operating activities	359,835	346,130	314,498
INVESTING ACTIVITIES
Acquisition of real estate	(154,313)	(9,154)	(87,276)
Capital expenditures - development and redevelopment	(236,437)	(314,654)	(243,073)
Capital expenditures - other	(46,096)	(46,304)	(47,069)
Proceeds from sale of real estate	97,422	10,406	42,866
Investment in real estate partnerships	(2,802)	(6,731)	—
Distribution from real estate partnership in excess of earnings	512	565	790
Leasing costs	(22,382)	(35,286)	(12,393)
Repayment of mortgage and other notes receivable, net	10,333	5,008	957
Net cash used in investing activities	(353,763)	(396,150)	(345,198)
FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility, net of costs	53,500	—	(1,929)
Issuance of senior notes, net of costs	456,151	244,579	564,389
Redemption and retirement of senior notes	(219,228)	(134,240)	(293,360)
Issuance of mortgages, capital leases and notes payable, net of costs	—	—	860
Repayment of mortgages, capital leases and notes payable	(181,315)	(94,422)	(173,735)
Issuance of common shares	110,855	216,155	186,548
Dividends paid to common and preferred shareholders	(243,314)	(215,216)	(193,016)
Distributions to and redemptions of noncontrolling interests	(9,626)	(7,812)	(7,118)
Net cash (used in) provided by financing activities	(32,977)	9,044	82,639
(Decrease) Increase in cash and cash equivalents	(26,905)	(40,976)	51,939
Cash and cash equivalents at beginning of year	47,951	88,927	36,988
Cash and cash equivalents at end of year	$21,046	$47,951	$88,927

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California and South Florida. As of December 31, 2015, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 90 predominantly retail real estate projects.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2015 and 2014, our allowance for doubtful accounts was $11.7 million and $12.4 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2015 and 2014, accounts receivable include approximately $72.7 million and $66.1 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2015, 2014 and 2013, real estate depreciation expense was $156.5 million, $155.7 million and $147.7 million, respectively, including amounts from real estate sold and assets under capital lease obligations.
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
We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Effective January 1, 2014, we adopted ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended the definition of a discontinued operation to include only the disposal of a component of an entity that represents a strategic shift that has or will have a major impact on an entity's operations and financial results. The properties we have sold subsequent to January 1, 2014 do not qualify for discontinued operations presentation and thus, the results of those disposals are included in "income from continuing operations." Prior to January 1, 2014, the sale or disposal of a “component of an entity” was treated as discontinued operations. The operating properties sold by us prior to January 1, 2014 typically met the definition of a component of an entity and as such the revenues and expenses associated with sold properties were reclassified to discontinued operations for all periods presented.
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2015, we had $18.1 million in excess of the FDIC insured limit.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt; within the next twelve months, we expect to reclassify an estimated $2.9 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2015, 2014 or 2013, and we do not anticipate it will have a significant effect in the future.
See Note 8 for additional disclosures relating to our two existing interest rate swap agreements.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2015 and 2014.

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
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of restricted common shares, common shares, and options. We measure stock based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the requisite service period, which is typically the vesting period. See Note 15 for further discussion regarding our share based compensation plans and policies.
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
We have evaluated our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by Clarion Partners as of December 31, 2015 and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. See Note 19 for additional information regarding our January 13, 2016 acquisition of Clarion's 70% interest in this partnership. We have also determined that our hotel joint venture at our Pike & Rose project does not meet the requirement of a variable interest entity and have accounted for our related investment using the equity method. We have evaluated our mortgage loans receivable and determined that entities obligated under the mortgage loans are not VIEs for all periods presented. Our equity method investment balances and mortgage notes receivable are presented separately in our consolidated balance sheets.
On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. On June 3, 2014, we repaid the third party mortgage loan, and effectively became the first mortgage lender on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption/repayment of the first and second mortgages. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5.0 million and the assumption of the owner’s mortgage debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. At December 31, 2015 and 2014, net real estate assets related to Melville Mall included in our consolidated balance sheets are approximately $65.0 million and $61.9 million, respectively.
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
We determined the joint venture that owns Plaza El Segundo is a variable interest entity for which we are the primary beneficiary.  We are the managing member and own 48.2% of the entity. We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the VIE, and have the obligation to absorb the majority of the losses and receive the majority of the benefits.  Therefore, the entity is consolidated in our financial statements as of December 30, 2011.  As of December 31, 2015 and 2014, net real estate assets related to Plaza El Segundo included in our consolidated balance sheets are approximately $172.2 million and $178.1 million, respectively, and mortgages payable (net of unamortized premium) of $178.3 million and $180.3 million, respectively.  Plaza El Segundo's creditors do not have recourse to our general credit.  Our maximum exposure to loss is approximately $19.5 million.
On January 1, 2014 we entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. The entity that held this interest was a variable interest entity for which we were the primary beneficiary. As of December 31, 2014, net real estate assets related to this entity's interest in The Grove at Shrewsbury included in our consolidated balance sheet were approximately $15.7 million, and a mortgage payable (net of unamortized premium) of $7.4 million. On February 25, 2015, we acquired the interest of the noncontrolling interest holder for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability and was included in "other liabilities and deferred credits" on the accompanying December 31, 2014 consolidated balance sheet.
We have determined the joint venture that owns CocoWalk and other partial interests in buildings in the Coconut Grove neighborhood of Miami, Florida, is a variable interest entity for which we are the primary beneficiary. We own an 80% common interest of the entity, as well as a preferred interest. We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the entity, and have the obligation to absorb the majority of the losses and receive the majority of the benefits. Therefore, the entity is consolidated in our financial statements as of May 4, 2015. As of December 31, 2015, net real estate assets related to CocoWalk included in our consolidated balance sheets are approximately $97.2 million. Our maximum exposure to loss is approximately $88.8 million.
We have determined the joint venture that owns The Shops at Sunset Place is a variable interest entity for which we are the primary beneficiary. We own an 85% common interest of the entity. We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the entity, and have the obligation to absorb the majority of the losses and receive the majority of the benefits. Therefore, the entity is consolidated in our financial statements as of October 1, 2015. As of December 31, 2015, net real estate assets related to The Shops at Sunset Place included in our consolidated balance sheets are approximately $115.8 million, and the entity has a mortgage payable (net of unamortized premium) of $75.9 million. Our maximum exposure to loss is approximately $35.5 million.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2015	2014
	(In thousands)
Beginning balance	$119,053	$104,425
Net income	3,423	3,452
Distributions & Redemptions	(4,286)	(3,714)
Contributions	12	5,858
Change in redemption value	19,114	9,032
Ending balance	$137,316	$119,053
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2011. As of December 31, 2015 and 2014, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 is effective for us in the first quarter of 2016, and is not expected to have a significant impact on our consolidated financial statements.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$110,675	$114,912	$121,158
Interest capitalized	(18,122)	(20,971)	(16,181)
Interest expense	$92,553	$93,941	$104,977
Cash paid for interest, net of amounts capitalized	$116,335	$100,011	$120,934
Cash paid for income taxes	$274	$278	$410
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$89,516	$68,282	$—
DownREIT operating partnership units issued with acquisition	$7,742	$65,348	$—
Mortgage loans refinanced	$—	$64,205	$—
Repayment of note payable with public funding/related construction-in-progress offset	$—	$10,000	$—
Shares issued under dividend reinvestment plan	$1,977	$1,855	$1,779
See Note 3 for additional disclosures relating to the San Antonio Center, CocoWalk, and The Shops at Sunset Place acquisitions.
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2015
Retail and mixed-use properties	$5,929,569	$(1,526,934)	$461,106
Retail properties under capital leases	124,590	(38,509)	71,620
Residential	10,247	(8,598)	21,716
	$6,064,406	$(1,574,041)	$554,442
December 31, 2014
Retail and mixed-use properties	$5,478,085	$(1,423,682)	$541,568
Retail properties under capital leases	121,069	(35,179)	71,647
Residential	9,844	(8,189)	22,130
	$5,608,998	$(1,467,050)	$635,345
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row, Pike & Rose, Congressional Plaza and Chelsea Commons. The residential property investment is our investment in Rollingwood Apartments.

2015 Significant Property Acquisitions and Dispositions
In January 2015, we acquired a controlling interest in San Antonio Center, a 376,000 square foot shopping center in Mountain View, California based on a total value of $62.2 million. Our effective interest approximates 80% and was funded by the assumption of our share of $18.7 million of mortgage debt, 58,000 downREIT operating partnership units, and $27 million of cash. A portion of the land is controlled under a long-term ground lease. Approximately $8.1 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $19.1 million was allocated to lease intangibles primarily related to "below market leases," and is included within other liabilities. Additionally, $16.3 million was allocated to noncontrolling interests. We incurred $1.8 million of acquisition costs, of which $1.1 million were incurred in 2015, and included in "general and administrative expense" in 2015 and 2014.
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
On May 4, 2015, we acquired CocoWalk, a 198,000 square foot retail property located in the Coconut Grove neighborhood of Miami, Florida for $87.5 million. The acquisition was completed through a newly formed entity ("CocoWalk LLC") for which we own a preferred interest and an 80% common interest. Approximately $1.5 million and $4.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.9 million was allocated to noncontrolling interests. On July 1, 2015 and December 16, 2015, we acquired partial interests in eight buildings in the Coconut Grove neighborhood of Miami, Florida for $7.8 million through our CocoWalk LLC entity. In total, we incurred $1.1 million in acquisition costs which are included in "general and administrative expenses" in 2015.
On July 8, 2015 we acquired a parcel of land adjacent to our Pike 7 Plaza property for $5.0 million.
On October 1, 2015, we acquired The Shops at Sunset Place, a 515,000 square foot mixed-use property located in South Miami, Florida based on a gross value of $110.2 million. The acquisition was completed through a newly formed entity for which we own an 85% interest. Approximately $4.8 million and $6.6 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $6.3 million was allocated to noncontrolling interests. We incurred $0.9 million of acquisition costs, which are included in "general and administrative expenses" in 2015. The transaction includes the assumption of an existing $70.8 million mortgage loan.
On November 19, 2015, we sold our Courtyard Shops property in Wellington, Florida for a sales price of $52.8 million, resulting in a gain of $16.8 million.
2014 Significant Property Acquisition
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). Approximately $1.7 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively. Additionally, $71.1 million was allocated to redeemable and nonredeemable noncontrolling interests. We incurred $2.0 million of acquisition costs, of which $1.0 million were incurred in 2014, and are included in "general and administrative expenses" in 2014 and 2013, on the accompanying consolidated statements of comprehensive income.

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2015 and 2014, we had three and four mortgage notes receivable, respectively, with aggregate carrying amounts of $41.6 million and $51.0 million, respectively. At December 31, 2015, all of the loans were secured by first mortgages on retail buildings, and at December 31, 2014, $41.2 million of the loans were secured by first mortgages on retail buildings. We have a note that matured on June 30, 2015 and is currently in default. The estimated net realizable value of the related collateral supports the carrying amount of the note. At December 31, 2015 and 2014, our mortgages had a weighted average interest rate of 9.0%. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.

NOTE 5—REAL ESTATE PARTNERSHIPS
As of December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. We held a general partnership interest, however, Clarion also held a general partnership interest and had substantive participating rights. We could not make significant decisions without Clarion’s approval. Accordingly, we accounted for our interest in the Partnership using the equity method. As of December 31, 2015, the Partnership owned six retail real estate properties. We were the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees was eliminated in consolidation. We also had the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership were similar to accounting policies followed by the Trust. As of December 31, 2015, we made total contributions of $48.8 million and received total distributions of $32.4 million. On January 13, 2016, we acquired Clarion's 70% interest in the partnership, as further discussed in Note 19.
The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING RESULTS
Revenue	$17,405	$18,329	$19,209
Expenses
Other operating expenses	5,992	5,948	5,999
Depreciation and amortization	4,974	5,678	5,506
Interest expense	2,062	2,759	3,363
Total expenses	13,028	14,385	14,868
Net income before gain on sale of real estate	4,377	3,944	4,341
Gain on sale of real estate	—	14,507	—
Net income	$4,377	$18,451	$4,341
Our share of net income from real estate partnership before gain on sale of real estate	$1,557	$1,423	$1,498
Our share of gain on sale of real estate	$—	$4,401	$—

	December 31,
	2015	2014
	(In thousands)
BALANCE SHEETS
Real estate, net	$146,906	$149,203
Cash	2,690	2,864
Other assets	5,495	5,346
Total assets	$155,091	$157,413
Mortgages payable	$34,385	$34,385
Other liabilities	3,554	3,673
Partners’ capital	117,152	119,355
Total liabilities and partners’ capital	$155,091	$157,413
Our share of unconsolidated debt	$10,316	$10,316
Our investment in real estate partnership	$31,745	$32,367

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

NOTE 6—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $39.4 million and $32.7 million and accumulated amortization of $22.9 million and $19.3 million at December 31, 2015 and 2014, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $133.4 million and $109.8 million and accumulated amortization of $40.7 million and $37.0 million at December 31, 2015 and 2014, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the consolidated statements of comprehensive income. Rental income included amortization from acquired above market leases of $4.4 million, $3.4 million and $2.8 million in 2015, 2014 and 2013, respectively and amortization from acquired below market leases of $7.1 million, $5.8 million and $5.9 million in 2015, 2014 and 2013, respectively. The remaining weighted-average amortization period as of December 31, 2015, is 4.4 years and 20.5 years for above market leases and below market leases, respectively.
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2016	$4,629	$8,080
2017	3,189	7,036
2018	2,369	5,849
2019	1,236	5,469
2020	983	4,602
Thereafter	4,131	61,678
	$16,537	$92,714

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2015 and 2014:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2015	2014	December 31, 2015	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
Barracks Road	$—	$35,985	7.95%	November 1, 2015
Hauppauge	—	13,566	7.95%	November 1, 2015
Lawrence Park	—	25,507	7.95%	November 1, 2015
Wildwood	—	22,420	7.95%	November 1, 2015
Wynnewood	—	25,994	7.95%	November 1, 2015
Brick Plaza	—	26,415	7.42%	November 1, 2015
Plaza El Segundo	175,000	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	43,557	44,519	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11,024	11,242	6.38%	March 1, 2018
Rollingwood Apartments	21,716	22,130	5.54%	May 1, 2019
The Shops at Sunset Place	70,542	—	5.62%	September 1, 2020
29th Place	4,753	4,941	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	74,329	75,867	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	6,868	7,074	5.36%	January 15, 2031
Subtotal	471,994	554,865
Net unamortized premium	10,828	8,833
Total mortgages payable	482,822	563,698
Notes payable
Escondido (municipal bonds)	9,400	9,400	0.03%	October 1, 2016
Revolving credit facility	53,500	—	LIBOR + 0.90%	April 21, 2017
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	5,700	6,119	11.31%	Various through 2028
Total notes payable	343,600	290,519
Senior notes and debentures
6.20% notes	—	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	—	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	250,000	4.50%	December 1, 2044
Subtotal	1,744,200	1,494,200
Net unamortized premium (discount)	124	(10,387)
Total senior notes and debentures	1,744,324	1,483,813
Capital lease obligations
Various	71,620	71,647	Various	Various through 2106
Total debt and capital lease obligations	$2,642,366	$2,409,677
In connection with the acquisition of San Antonio Center in January 2015, we assumed a mortgage loan with a face amount of $18.7 million and a fair value of $19.3 million. The mortgage loan had a stated interest rate of 5.27%, and had an original maturity date of January 1, 2016. On November 2, 2015, we repaid the mortgage loan at par for $18.1 million.
On March 16, 2015, we issued $200.0 million aggregate principal amount of 4.50% senior unsecured notes due December 1, 2044. The notes were offered at 105.38% of the principal amount with a yield to maturity of 4.18%. The notes have the same terms and are of the same series as the $250.0 million senior notes issued on November 14, 2014. Our net proceeds from the March note offering after issuance premium, underwriting fees and other costs were $208.6 million. The proceeds were used on April 11, 2015 to repay our $200.0 million 6.20% notes prior to the original maturity date of January 15, 2017. The redemption price of $222.2 million included a make-whole premium of $19.2 million and accrued but unpaid interest of $3.0 million. The make-whole premium is included in "early extinguishment of debt" in the year ended December 31, 2015.
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
In connection with the acquisition of Sunset Place on October 1, 2015, we assumed a mortgage loan with a face amount of $70.8 million and a fair value of $76.5 million. The mortgage loan bears interest at 5.62% and has a maturity date of September 1, 2020.
During 2015, 2014 and 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $324.0 million, $79.5 million and $76.0 million, respectively. The weighted average amount of borrowings outstanding was $109.7 million, $12.5 million and $10.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.1%, 1.1% and 1.3%, respectively. The revolving credit facility requires an annual facility fee of $0.9 million. At December 31, 2015, our revolving credit facility had $53.5 million outstanding, and had no balance outstanding at December 31, 2014.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2015, we were in compliance with all loan covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2015 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2016	$5,665	$9,812		$—	$15,477
2017	222,469	53,957	(1)	—	276,426
2018	15,477	275,507		—	290,984
2019	25,006	561		—	25,567
2020	64,687	623		150,000	215,310
Thereafter	138,690	3,140		1,594,200	1,736,030
	$471,994	$343,600		$1,744,200	$2,559,794	(2)
 _____________________

(1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2015, there was $53.5 million outstanding under this credit facility.

(2)
The total debt maturities differ from the total reported on the consolidated balance sheet as of December 31, 2015 due to the unamortized discount or premium on certain senior notes and mortgages payable.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2015, are as follows:

(In thousands)
Year ending December 31,
2016	$5,788
2017	5,797
2018	5,800
2019	5,800
2020	5,800
Thereafter	154,410
183,395
Less amount representing interest	(111,775)
Present value	$71,620

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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$826,422	$833,931	$854,217	$880,866
Senior notes and debentures	$1,744,324	$1,786,758	$1,483,813	$1,579,868

As of December 31, 2015, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2015 and 2014, was a liability of $4.1 million, and $3.5 million, respectively, and are included in "accounts payable and accrued expenses" on our consolidated balance sheets. The value of our interest rate swaps decreased $0.6 million and $2.1 million (including $4.3 million for both years reclassified from other comprehensive loss to earnings) for 2015 and 2014, respectively. These decreases in value are included in "accumulated other comprehensive loss." A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,110	$—	$4,110	$—	$3,515	$—	$3,515

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
We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial analysis, previous experience in our portfolio, and future increases in costs of claims, when making these determinations. If our liability costs exceed these accruals, it will reduce our net income.
At December 31, 2015 and 2014, our reserves for warranties and general liability costs were $7.7 million and $7.2 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2015 and 2014, we made payments from these reserves of $1.8 million and $1.4 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2015, we had letters of credit outstanding of approximately $13.0 million which are collateral for existing indebtedness and other obligations of the Trust.
As of December 31, 2015 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $381.1 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2015:

(In thousands)
Year ending December 31,
2016	$2,750
2017	2,785
2018	2,801
2019	2,988
2020	3,001
Thereafter	157,324
$171,649
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from approximately $78 million to $82 million.
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
The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from approximately $8 million to $9 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from approximately $21 million to $24 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2015, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 934,405 operating partnership units are outstanding which have a total fair value of $136.5 million, based on our closing stock price on December 31, 2015.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2015, 2014 and 2013, 16,524 shares, 18,705 shares and 20,026 shares, respectively, were issued under the Plan.
As of December 31, 2015, 2014, and 2013, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On May 11, 2015, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2015, we issued 813,414 common shares at a weighted average price per share of $135.01 for net cash proceeds of $108.5 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2014, we issued 1,768,583 common shares at a weighted average price per share of $122.09 for net cash proceeds of $213.6 million and paid $2.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2015, we had the capacity to issue up to $190.2 million in common shares under our ATM equity program.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2015		2014		2013
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$3.620	$3.550	$3.300	$3.210	$3.020	$2.970
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2015	2014	2013
Common shares
Ordinary dividend	$3.515	$3.178	$2.911
Capital gain	0.035	0.032	0.059
	$3.550	$3.210	$2.970
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.340	$1.340	$1.327
Capital gain	0.014	0.014	0.027
	$1.354	$1.354	$1.354
On November 4, 2015, the Trustees declared a quarterly cash dividend of $0.94 per common share, payable January 15, 2016 to common shareholders of record on January 4, 2016.
NOTE 12—OPERATING LEASES
At December 31, 2015, our 90 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 2,700 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.9% of annualized base rent.
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
As of December 31, 2015, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2016	$518,325
2017	470,881
2018	406,311
2019	348,429
2020	288,395
Thereafter	1,759,140
$3,791,481

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Minimum rents
Retail and commercial	$509,825	$472,602	$448,058
Residential	42,797	36,099	28,902
Cost reimbursement	148,110	135,592	122,578
Percentage rent	11,911	10,169	9,359
Other	15,169	11,860	11,192
Total rental income	$727,812	$666,322	$620,089

Minimum rents include the following:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Straight-line rents	$7.6	$5.1	$5.4
Net amortization of above and below market leases	$2.7	$2.4	$3.1

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Repairs and maintenance	$62,420	$55,444	$46,600
Utilities	23,003	20,499	19,219
Management fees and costs	18,639	17,416	16,250
Payroll	12,673	11,554	9,237
Marketing	9,046	9,532	8,664
Insurance	7,875	6,462	6,811
Ground Rent	2,540	1,952	1,916
Bad debt expense	1,168	2,021	442
Other operating	10,229	10,537	9,556
Total rental expenses	$147,593	$135,417	$118,695

NOTE 14—DISCONTINUED OPERATIONS
During 2013 and prior to our adoption of ASU 2014-08 as further discussed in Note 2, certain disposal transactions were considered discontinued operations. A summary of the financial information for the discontinued operations is as follows:

Year Ended December 31,
2013

Revenue from discontinued operations	$1.5
Income from discontinued operations	$0.9

NOTE 15—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation incurred
Grants of common shares	$12,074	$12,892	$10,907
Grants of options	—	49	292
	12,074	12,941	11,199
Capitalized share-based compensation	(868)	(1,188)	(1,024)
Share-based compensation expense	$11,206	$11,753	$10,175
As of December 31, 2015, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2015, 2014 and 2013. The following table provides a summary of option activity for 2015:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	343,742	$61.55
Granted	—	—
Exercised	(29,940)	68.04
Forfeited or expired	—	—
Outstanding at December 31, 2015	313,802	$60.93	2.5	$26,726
Exercisable at December 31, 2015	313,802	$60.93	2.5	$26,726
The total cash received from options exercised during 2015, 2014 and 2013 was $2.0 million, $2.3 million and $1.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.1 million, $1.1 million and $0.7 million, respectively.
The following table provides a summary of restricted share activity for 2015:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	306,968	$100.45
Granted	62,128	141.08
Vested	(181,967)	95.99
Forfeited	(9,915)	111.21
Unvested at December 31, 2015	177,214	$118.68
The weighted-average grant-date fair value of stock awarded in 2015, 2014 and 2013 was $141.08, $111.45 and $106.70, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2015, 2014 and 2013, was $26.1 million, $12.1 million and $10.6 million, respectively.
As of December 31, 2015, there was $11.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 8.4 years with a weighted-average period of 2.0 years.
Subsequent to December 31, 2015, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 4, 2016	4,622	Shares	Immediate	Trustees
February 3, 2016	135,063	Restricted shares	3-8 years	Officers and key employees
February 3, 2016	682	Options	5 years	Officers and key employees

NOTE 16—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $18,000 for 2015, and $17,500 for 2014 and 2013. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment for new employees who joined the Trust after December 31, 2011, and their first anniversary of employment for all other participants. Our expense for the years ended December 31, 2015, 2014 and 2013 was approximately $504,000, $442,000 and $384,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2015 and 2014, we are liable to participants for approximately $9.7 million and $10.3 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 17—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2015, we had 0.2 million weighted average unvested shares outstanding, and in 2014 and 2013, we had 0.3 million, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options in 2015, 2014, or 2013. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$190,094	$167,888	$137,811
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(8,205)	(7,754)	(4,927)
Less: Earnings allocated to unvested shares	(797)	(1,003)	(889)
Income from continuing operations available for common shareholders	180,551	158,590	131,454
Results from discontinued operations attributable to the Trust	—	—	24,803
Gain on sale of real estate	28,330	4,401	4,994
Net income available for common shareholders, basic and diluted	$208,881	$162,991	$161,251
DENOMINATOR
Weighted average common shares outstanding—basic	68,797	67,322	65,331
Effect of dilutive securities:
Stock options	184	170	152
Weighted average common shares outstanding—diluted	68,981	67,492	65,483
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.63	$2.35	$2.01
Discontinued operations	—	—	0.38
Gain on sale of real estate	0.41	0.07	0.08
	$3.04	$2.42	$2.47
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.62	$2.34	$2.00
Discontinued operations	—	—	0.38
Gain on sale of real estate	0.41	0.07	0.08
	$3.03	$2.41	$2.46
Income from continuing operations attributable to the Trust	$181,889	$160,134	$132,884

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Revenue	$184,792	$181,461	$185,252	$192,507
Operating income	$72,122	$76,201	$75,917	$75,914
Net income(1)	$48,203	$45,673	$54,550	$69,998
Net income attributable to the Trust(1)	$46,186	$43,632	$52,447	$67,954
Net income available for common shareholders(1)	$46,051	$43,497	$52,311	$67,819
Earnings per common share—basic(1)	$0.67	$0.63	$0.75	$0.98
Earnings per common share—diluted(1)	$0.67	$0.63	$0.75	$0.97
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2014
Revenue	$170,828	$167,947	$170,938	$176,377
Operating income	$63,444	$68,361	$67,622	$71,610
Net income(1)	$40,545	$45,416	$49,049	$37,279
Net income attributable to the Trust(1)	$38,753	$43,545	$47,075	$35,162
Net income available for common shareholders(1)	$38,618	$43,410	$46,939	$35,027
Earnings per common share—basic(1)	$0.58	$0.64	$0.69	$0.51
Earnings per common share—diluted(1)	$0.57	$0.64	$0.69	$0.51

(1)
Second and fourth quarter 2015 include an $11.5 million and $16.8 million gain on sale, respectively, from our Houston Street and Courtyard Shops properties as further discussed in Note 3. Third quarter 2014 includes a $4.4 million gain on sale reflecting our share of the Partnership's sale of Pleasant Shops as further discussed in Note 5.

NOTE 19—SUBSEQUENT EVENT
On January 13, 2016, we acquired our partner's 70% equity interest in our unconsolidated real estate partnership further discussed in Note 5, for $153.7 million, which includes $130 million of cash and the assumption of three interest only mortgage loans with a total principal balance of $34.4 million. With the acquisition, we gained control of the six underlying properties, which will be consolidated as of the acquisition date.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA		$11,685	$9,181	$16,200	$11,685	$25,381	$37,066	$17,181	1908/1965	10/23/1997	35 years
29TH PLACE (Virginia)	VA	4,732	10,211	18,863	11,441	10,225	30,290	40,515	8,893	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA		2,432	12,346	10,967	2,432	23,313	25,745	17,389	1953	1/12/1988	35 years
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)	MA		93,252	34,196	346,444	93,252	380,640	473,892	28,839	2005, 2012-2014	2005-2013	35 years
BALA CYNWYD (Pennsylvania)	PA		3,565	14,466	23,077	3,566	37,542	41,108	17,580	1955	9/22/1993	35 years
BARRACKS ROAD (Virginia)	VA		4,363	16,459	40,076	4,363	56,535	60,898	39,146	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD		46,579	35,406	143,006	44,880	180,111	224,991	62,238	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ		—	24,715	36,645	3,945	57,415	61,360	44,188	1958	12/28/1989	35 years
BRISTOL PLAZA (Connecticut)	CT		3,856	15,959	9,973	3,856	25,932	29,788	15,596	1959	9/22/1995	35 years
BROOK 35 (New Jersey)	NJ	11,500	7,128	38,355	1,334	7,128	39,689	46,817	2,662	1986/2004	1/1/2014	35 years
CHELSEA COMMONS (Massachusetts)	MA	6,602	9,417	19,466	13,853	9,396	33,340	42,736	6,482	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	35 years
COCOWALK (Florida)	FL		28,149	70,091	719	28,149	70,810	98,959	1,764	1990/1994, 1922-1973	5/4/15, 7/1/15, & 12/16/15	35 years
COLORADO BLVD (California)	CA		5,262	4,071	8,669	5,262	12,740	18,002	9,804	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD		2,793	7,424	80,282	1,020	89,479	90,499	48,023	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD		1,750	1,869	1,114	1,750	2,983	4,733	1,658	1975	12/17/1997	35 years
CROSSROADS (Illinois)	IL		4,635	11,611	15,188	4,635	26,799	31,434	14,909	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA		27,245	54,575	6,414	27,245	60,989	88,234	17,659	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
DARIEN (Connecticut)	CT		29,809	18,302	280	29,809	18,582	48,391	1,777	1920-2009	4/3/2013	35 years
DEDHAM PLAZA (Massachusetts)	MA		12,287	12,918	9,887	12,287	22,805	35,092	13,797	1959	12/31/1993	35 years
DEL MAR VILLAGE (Florida)	FL		15,624	41,712	3,063	15,587	44,812	60,399	17,250	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	35 years
EAST BAY BRIDGE (California)	CA		29,079	138,035	8,666	29,079	146,701	175,780	14,449	1994-2001, 2011/2012	12/21/2012	35 years
EASTGATE (North Carolina)	NC		1,608	5,775	20,754	1,608	26,529	28,137	18,307	1963	12/18/1986	35 years
ELLISBURG (New Jersey)	NJ		4,028	11,309	19,590	4,013	30,914	34,927	18,354	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA		19,117	15,829	12,158	19,117	27,987	47,104	13,477	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA		1,798	1,270	9,779	1,819	11,028	12,847	7,928	1960/1962	9/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD		10,216	17,895	37,860	10,216	55,755	65,971	39,128	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)	IL		9,252	9,544	16,032	9,252	25,576	34,828	17,459	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA		1,345	3,943	11,353	1,345	15,296	16,641	4,886	1957	4/25/1980	35 years
FRESH MEADOWS (New York)	NY		24,625	25,255	31,046	24,633	56,293	80,926	33,120	1946-1949	12/5/1997	35 years
FRIENDSHIP CENTER (District of Columbia)	DC		12,696	20,803	4,020	12,696	24,823	37,519	9,900	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD		7,701	5,271	13,702	5,973	20,701	26,674	16,778	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL		2,677	4,829	5,387	2,677	10,216	12,893	6,540	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD		2,068	4,905	20,184	2,068	25,089	27,157	18,201	1963	10/1/1985	35 years
GRAHAM PARK PLAZA (Virginia)	VA		1,237	15,096	18,002	1,169	33,166	34,335	25,958	1971	7/21/1983	35 years
GRATIOT PLAZA (Michigan)	MI		525	1,601	17,439	525	19,040	19,565	16,001	1964	3/29/1973	25.75 years
GREENWICH AVENUE (Connecticut)	CT		7,484	5,444	1,169	7,484	6,613	14,097	3,782	1968	4/12/1995	35 years
HAUPPAUGE (New York)	NY		8,791	15,262	4,593	8,426	20,220	28,646	10,295	1963	8/6/1998	35 years
HERMOSA AVENUE (California)	CA		1,116	280	4,512	1,368	4,540	5,908	2,978	1922	9/17/1997	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HOLLYWOOD BLVD (California)	CA		8,300	16,920	21,199	8,300	38,119	46,419	11,765	1929/1991	3/22/99 & 6/18/99	35 years
HUNTINGTON (New York)	NY		12,195	16,008	16,134	12,195	32,142	44,337	13,323	1962	12/12/88, 10/26/07, & 11/24/15	35 years
HUNTINGTON SQUARE (New York)	NY		—	10,075	2,164	—	12,239	12,239	2,236	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA		4,308	10,026	2,402	4,308	12,428	16,736	8,031	1991	4/15/1994	35 years
KINGS COURT (California)	CA		—	10,714	898	—	11,612	11,612	7,881	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	11,451	75	13,479	13,554	7,714	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA		720	2,974	18,068	720	21,042	21,762	13,690	1966	1/31/1985	35 years
LAUREL (Maryland)	MD		7,458	22,525	25,425	7,464	47,944	55,408	34,298	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA		5,723	7,160	19,371	5,734	26,520	32,254	23,597	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA		8,184	10,722	17,279	8,184	28,001	36,185	13,117	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA		79,382	19,247	48,869	79,269	68,229	147,498	17,647	1960-2008	8/24/2006	35 years
MELVILLE MALL (New York)	NY		35,622	32,882	5,483	35,622	38,365	73,987	9,029	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,682	28,684	48,028	42,395	28,684	90,423	119,107	33,853	1975	10/14/2003	25 - 35 years
MONTROSE CROSSING (Maryland)	MD	74,329	48,624	91,819	13,103	48,624	104,922	153,546	16,687	1960s, 1970s, 1996 & 2011	12/27/11, 12/19/13	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA		10,068	33,501	39,297	10,230	72,636	82,866	28,716	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA		1,282	12,285	1,390	1,379	13,578	14,957	4,197	1969	6/29/2006	35 years
NORTH DARTMOUTH (Massachusetts)	MA		9,366	—	—	9,366	—	9,366	—	2004	8/24/2006
NORTHEAST (Pennsylvania)	PA		1,152	10,596	13,551	1,153	24,146	25,299	18,837	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL		2,782	8,604	5,044	2,628	13,802	16,430	7,557	1989	4/27/1994	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
OLD KEENE MILL (Virginia)	VA		638	998	4,775	638	5,773	6,411	5,045	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA		3,420	2,765	31,655	3,420	34,420	37,840	20,669	1962, 1997-1998	10/22/1997	35 years
PAN AM (Virginia)	VA		8,694	12,929	7,230	8,695	20,158	28,853	13,972	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA		—	2,955	93,726	—	96,681	96,681	40,084	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD		2,800	6,461	21,156	2,800	27,617	30,417	21,389	1963	10/1/1985	35 years
PIKE & ROSE (Maryland)	MD		31,471	10,335	324,723	26,199	340,330	366,529	5,488	1963 & 2012-2014	5/18/82, 10/26/07, & 7/31/12	50 years
PIKE 7 PLAZA (Virginia)	VA		14,970	22,799	3,945	14,914	26,800	41,714	14,907	1968	3/31/1997 & 7/8/2015	35 years
PLAZA EL SEGUNDO/THE POINT (California)	CA	178,313	62,127	153,556	55,296	62,127	208,852	270,979	24,548	2006 & 2007	12/30/11, 6/14/13, 7/26/13 & 12/27/13	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA		3,319	8,457	6,421	3,319	14,878	18,197	8,908	1967	12/23/1994	35 years
QUINCE ORCHARD (Maryland)	MD		3,197	7,949	24,155	2,928	32,373	35,301	16,012	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,492	—	8,092	41,995	—	50,087	50,087	13,887	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	21,716	552	2,246	7,449	572	9,675	10,247	8,598	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC		4,840	6,319	1,395	4,840	7,714	12,554	4,634	1930	12/1/1995	35 years
SAN ANTONIO CENTER (California)	CA		39,920	32,466	383	39,920	32,849	72,769	1,621	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015	35 years
SANTANA ROW (California)	CA		66,682	7,502	658,473	57,578	675,079	732,657	150,940	1999-2006, 2009, 2011, 2014	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	40 - 50 years
SAUGUS PLAZA (Massachusetts)	MA		4,383	8,291	2,581	4,383	10,872	15,255	5,846	1976	10/1/1996	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2015 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
THE AVENUE AT WHITE MARSH (Maryland)	MD	52,705	20,682	72,432	7,028	20,685	79,457	100,142	25,294	1997	3/8/2007	35 years
THE GROVE AT SHREWSBURY (New Jersey)	NJ	56,997	18,016	103,115	995	18,021	104,105	122,126	6,980	1988/1993/2007	1/1/2014 & 10/6/14	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD		4,441	12,849	163	4,441	13,012	17,453	3,979	2005 - 2006	3/8/2007	35 years
THE SHOPS AT SUNSET PLACE (Florida)	FL	75,928	64,499	50,853	1,229	64,499	52,082	116,581	743	1999	10/1/2015	35 years
THIRD STREET PROMENADE (California)	CA		22,645	12,709	43,181	25,125	53,410	78,535	30,043	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA		7,170	10,518	3,764	7,280	14,172	21,452	7,878	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL		29,940	43,390	20,045	29,962	63,413	93,375	10,777	1989	1/19/11 & 6/13/14	35 years
TROY (New Jersey)	NJ		3,126	5,193	26,281	4,311	30,289	34,600	19,580	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA		388	453	3,752	475	4,118	4,593	3,425	1954	1/17/1978	17 years
VILLAGE AT SHIRLINGTON (Virginia)	VA	6,539	9,761	14,808	36,838	4,234	57,173	61,407	22,623	1940, 2006-2009	12/21/1995	35 years
WESTGATE CENTER (California)	CA		6,319	107,284	32,392	6,319	139,676	145,995	37,056	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD		3,478	21,413	262	3,478	21,675	25,153	7,123	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD		34,281	1,843	925	34,311	2,738	37,049	673	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD		9,111	1,061	8,793	9,111	9,854	18,965	8,191	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA		1,499	6,643	21,857	1,499	28,500	29,999	24,244	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA		3,192	7,723	79,673	7,790	82,798	90,588	52,272	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA		8,055	13,759	19,912	8,055	33,671	41,726	20,061	1948	10/29/1996	35 years
TOTALS		$554,442	$1,222,871	$1,910,686	$2,930,849	$1,209,804	$4,854,602	$6,064,406	$1,574,041

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2015 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2012	$4,779,674
Additions during period
Acquisitions	76,359
Improvements	329,522
Deduction during period—dispositions and retirements of property	(36,092)
Balance, December 31, 2013	5,149,463
Additions during period
Acquisitions	174,328
Improvements	329,674
Deduction during period—dispositions and retirements of property and transfer to joint venture	(44,467)
Balance, December 31, 2014	5,608,998
Additions during period
Acquisitions	291,726
Improvements	281,471
Deduction during period—dispositions and retirements of property	(117,789)
Balance, December 31, 2015	$6,064,406
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $5.3 billion as of December 31, 2015.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2015
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2012	$1,224,295
Additions during period—depreciation and amortization expense	147,730
Deductions during period—dispositions and retirements of property	(21,554)
Balance, December 31, 2013	1,350,471
Additions during period—depreciation and amortization expense	155,662
Deductions during period—dispositions and retirements of property	(39,083)
Balance, December 31, 2014	1,467,050
Additions during period—depreciation and amortization expense	156,513
Deductions during period—dispositions and retirements of property	(49,522)
Balance, December 31, 2015	$1,574,041

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2015 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,653	$20,653 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
Mortgage on retail building in Norwalk, CT	7%	June 2015	Interest only; balloon payment due at maturity	—	11,715	11,715	11,715	(3)
				$—	$41,618	$41,618	$11,715
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $41.6 million as of December 31, 2015.

(2)	This mortgage is available for up to $25.0 million.

(3)
This note matured on June 30, 2015, is currently in default, and we have initiated foreclosure proceedings. The estimated net realizable value of the related collateral supports the carrying amount of the note.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2015 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2012	$55,648
Deductions during period:
Collection and satisfaction of loans	(1,057)
Amortization of discount	564
Balance, December 31, 2013	55,155
Deductions during period:
Collection and satisfaction of loans	(4,778)
Amortization of discount	611
Balance, December 31, 2014	50,988
Additions during period:
Issuance of loans	368
Deductions during period:
Collection and satisfaction of loans	(10,692)
Amortization of discount	954
Balance, December 31, 2015	$41,618

EXHIBIT INDEX

Exhibit No.	Description

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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

3