Form 10-Q
period 2016-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2016-05-04
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on April 29, 2016 was 70,904,085.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2015, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,197,847 and $1,192,336 of consolidated variable interest entities, respectively)	$5,901,076	$5,630,771
Construction-in-progress	452,070	433,635
	6,353,146	6,064,406
Less accumulated depreciation and amortization (including $184,078 and $176,057 of consolidated variable interest entities, respectively)	(1,611,379)	(1,574,041)
Net real estate	4,741,767	4,490,365
Cash and cash equivalents	19,716	21,046
Accounts and notes receivable, net	113,749	110,402
Mortgage notes receivable, net	41,618	41,618
Investment in real estate partnerships	10,455	41,546
Prepaid expenses and other assets	198,152	191,582
TOTAL ASSETS	$5,125,457	$4,896,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $446,046 and $448,315 of consolidated variable interest entities, respectively)	$513,009	$481,084
Capital lease obligations	71,612	71,620
Notes payable	341,620	341,961
Senior notes and debentures	1,733,081	1,732,551
Accounts payable and accrued expenses	165,407	146,532
Dividends payable	67,593	66,338
Security deposits payable	15,845	15,439
Other liabilities and deferred credits	122,117	121,787
Total liabilities	3,030,284	2,977,312
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	126,232	137,316
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 70,861,269 and 69,493,392 shares issued and outstanding, respectively	710	696
Additional paid-in capital	2,565,581	2,381,867
Accumulated dividends in excess of net income	(714,452)	(724,701)
Accumulated other comprehensive loss	(6,885)	(4,110)
Total shareholders’ equity of the Trust	1,854,951	1,663,749
Noncontrolling interests	113,990	118,182
Total shareholders’ equity	1,968,941	1,781,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,125,457	$4,896,559

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
REVENUE
Rental income	$195,308	$181,166
Other property income	2,312	2,465
Mortgage interest income	724	1,161
Total revenue	198,344	184,792
EXPENSES
Rental expenses	42,819	41,439
Real estate taxes	22,794	20,394
General and administrative	8,010	8,853
Depreciation and amortization	47,799	41,984
Total operating expenses	121,422	112,670
OPERATING INCOME	76,922	72,122
Other interest income	103	29
Interest expense	(23,729)	(24,168)
Income from real estate partnerships	41	220
INCOME FROM CONTINUING OPERATIONS	53,337	48,203
Gain on change in control of interests	25,726	—
NET INCOME	79,063	48,203
Net income attributable to noncontrolling interests	(2,108)	(2,017)
NET INCOME ATTRIBUTABLE TO THE TRUST	76,955	46,186
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$76,820	$46,051
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.73	$0.67
Gain on change in control of interests	0.37	—
	$1.10	$0.67
Weighted average number of common shares, basic	69,771	68,368
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.73	$0.67
Gain on change in control of interests	0.37	—
	$1.10	$0.67
Weighted average number of common shares, diluted	69,957	68,563

COMPREHENSIVE INCOME	$76,288	$45,742

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$74,180	$43,725

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2016
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	$1,781,931
Net income, excluding $717 attributable to redeemable noncontrolling interests	—	—	—	—	—	76,955	—	1,391	78,346
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(2,775)	—	(2,775)
Dividends declared to common shareholders	—	—	—	—	—	(66,571)	—	—	(66,571)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,358)	(1,358)
Common shares issued	—	—	1,220,595	12	181,626	—	—	—	181,638
Shares issued under dividend reinvestment plan	—	—	4,397	—	646	—	—	—	646
Share-based compensation expense, net of forfeitures	—	—	140,887	2	3,490	—	—	—	3,492
Shares withheld for employee taxes	—	—	(30,039)	—	(4,353)	—	—	—	(4,353)
Conversion and redemption of OP units	—	—	32,037	—	4,281	—	—	(4,281)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	56	56
Adjustment to redeemable noncontrolling interests	—	—	—	—	(1,976)	—	—	—	(1,976)
BALANCE AT MARCH 31, 2016	399,896	$9,997	70,861,269	$710	$2,565,581	$(714,452)	$(6,885)	$113,990	$1,968,941

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$79,063	$48,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,799	41,984
Gain on change in control of interests	(25,726)	—
Income from real estate partnerships	(41)	(220)
Other, net	698	1,491
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(836)	(6,607)
Decrease (increase) in prepaid expenses and other assets	1,181	(426)
Increase in accounts payable and accrued expenses	695	800
Decrease in security deposits and other liabilities	(2,325)	(3,239)
Net cash provided by operating activities	100,508	81,986
INVESTING ACTIVITIES
Acquisition of real estate	(129,776)	(26,414)
Capital expenditures - development and redevelopment	(55,554)	(54,898)
Capital expenditures - other	(12,377)	(10,466)
Investment in real estate partnership	(697)	(47)
Leasing costs	(3,285)	(3,333)
Repayment of mortgage and other notes receivable, net	2	213
Net cash used in investing activities	(201,687)	(94,945)
FINANCING ACTIVITIES
Net repayments under revolving credit facility, net of costs	(500)	—
Issuance of senior notes, net of costs	—	208,654
Repayment of mortgages, capital leases and notes and other payables	(1,405)	(11,035)
Issuance of common shares	181,757	589
Dividends paid to common and preferred shareholders	(64,884)	(59,330)
Distributions to and redemptions of noncontrolling interests	(2,096)	(2,433)
Redemption of redeemable noncontrolling interests	(13,023)	—
Net cash provided by financing activities	99,849	136,445
(Decrease) increase in cash and cash equivalents	(1,330)	123,486
Cash and cash equivalents at beginning of year	21,046	47,951
Cash and cash equivalents at end of period	$19,716	$171,437

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2015 amounts have been reclassified to conform to current period presentation.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02,” Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. We are currently assessing the impact of this standard to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. ASU 2016-09 is effective for us in the first quarter of 2017, and we are currently assessing the impact of this standard to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. We adopted the standard effective January 1, 2016, and as a result, partnerships controlling ten properties (previously consolidated as voting interest entities) are now considered to be variable interest entities.  As we have the obligation to absorb losses and the right to receive benefits and control the activities that most significantly impact the economic performance of these entities, we are the primary beneficiary and we will continue to consolidate each of these entities. Net real estate assets of $565.7 million and mortgage payables of $193.9 million are included in our consolidated balance sheet at March 31, 2016 for these newly classified variable interest entities. In addition, our equity method investment in the Pike & Rose hotel joint venture is now considered a variable interest in a variable interest entity. As we do not control the activities that most significantly impact the economic performance of the joint venture, we are not the primary beneficiary and do not consolidate. Our investment in the joint venture is $7.2 million at March 31, 2016 and our maximum exposure to loss, which includes contributions to date and our remaining required contribution to complete construction of the hotel is approximately $13.5 million.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, rather than classified as an asset. Recognition and measurement of debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which allows an entity to present the costs related to securing a line-of credit arrangement as an asset, regardless of whether there are any outstanding borrowings. We adopted the standards effective January 1, 2016 and have adjusted our balance sheet presentation in both periods to reflect the net debt issuance costs as a reduction of the respective liability. The adoption resulted in a $15.2 million decrease to total assets and liabilities at December 31, 2015, for this reclassification. Debt issuance costs related to our revolving credit facility continue to be classified as an asset and are included in "prepaids and other assets" in our consolidated balance sheet.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$27,559	$28,889
Interest capitalized	(3,830)	(4,721)
Interest expense	$23,729	$24,168
Cash paid for interest, net of amounts capitalized	$20,635	$22,837
Cash paid for income taxes	$141	$116
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$34,385	$18,666
DownREIT operating partnership units issued with acquisition	$—	$7,742
DownREIT operating partnership units redeemed for common shares	$4,281	$4,114
Shares issued under dividend reinvestment plan	$537	$494

NOTE 3—REAL ESTATE
As of December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. The Partnership owned six retail real estate properties and we accounted for our interest in the Partnership using the equity method. On January 13, 2016, we acquired Clarion's 70% interest in the Partnership for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties and, effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expense" for the three months ended March 31, 2016.

NOTE 4—DEBT
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans have a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
During the three months ended March 31, 2016, the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $251.5 million, the weighted average borrowings outstanding was $163.3 million, and the weighted average interest rate, before amortization of debt fees, was 1.3%. At March 31, 2016, the outstanding balance was $53.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2016, we were in compliance with all debt covenants.

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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$854,629	$866,715	$823,045	$833,931
Senior notes and debentures	$1,733,081	$1,820,367	$1,732,551	$1,786,758

As of March 31, 2016, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2016, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2016 was a liability of $6.9 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three months ended March 31, 2016, the change in valuation on our interest rate swaps resulted in a $2.8 million increase in our derivative liability (including $0.9 million reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$6,885	$—	$6,885	$—	$4,110	$—	$4,110

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 902,368 downREIT operating partnership units are outstanding which have a total fair value of $140.8 million, based on our closing stock price on March 31, 2016.
On February 12, 2016, we acquired the 10% noncontrolling interest of a partnership which owns a project in southern California for $13.0 million, bringing our ownership interest to 100%.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2016		2015
	Declared	Paid	Declared	Paid
Common shares	$0.940	$0.940	$0.870	$0.870
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2016, we issued 220,563 common shares at a weighted average price per share of $148.02 for net cash proceeds of $32.3 million and paid $0.3 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2016, we had the capacity to issue up to $157.5 million in common shares under our ATM equity program.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Minimum rents
Retail and commercial	$134,586	$124,313
Residential	11,449	10,387
Cost reimbursement	41,802	40,887
Percentage rent	3,069	2,764
Other	4,402	2,815
Total rental income	$195,308	$181,166

Minimum rents include the following:

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Straight-line rents	$2.0	$1.3
Amortization of above market leases	$(1.9)	$(0.9)
Amortization of below market leases	$2.2	$1.6

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Grants of shares and options	$3,529	$3,754
Capitalized share-based compensation	(302)	(217)
Share-based compensation expense	$3,227	$3,537

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2016 and 2015, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2016 and 2015. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$53,337	$48,203
Less: Preferred share dividends	(135)	(135)
Less: Net income attributable to noncontrolling interests	(2,108)	(2,017)
Less: Earnings allocated to unvested shares	(236)	(210)
Income from continuing operations available for common shareholders	50,858	45,841
Gain on change in control of interests	25,726	—
Net income available for common shareholders, basic and diluted	$76,584	$45,841
DENOMINATOR
Weighted average common shares outstanding—basic	69,771	68,368
Effect of dilutive securities:
Stock options	186	195
Weighted average common shares outstanding—diluted	69,957	68,563
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.73	$0.67
Gain on change in control of interests	0.37	—
	$1.10	$0.67
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.73	$0.67
Gain on change in control of interests	0.37	—
	$1.10	$0.67
Income from continuing operations attributable to the Trust	$51,229	$46,186

NOTE 11—SUBSEQUENT EVENTS
On April 1, 2016, we repaid the mortgage loans on Barcroft Plaza and Greenlawn Plaza at par for $34.4 million.
On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. Under the amended credit facility, the spread over LIBOR is 82.5 basis points based on our credit rating as of April 20, 2016. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2016.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.2 million square feet. In total, the real estate projects were 94.1% leased and 92.7% occupied at March 31, 2016.
2016 Significant Property Acquisitions
On January 13, 2016, we acquired our partner's 70% interest in our joint venture arrangement (the "Partnership") with affiliates of a discretionary fund created and advised by Clarion Partners ("Clarion") for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties, and effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expense" for the three months ended March 31, 2016.
2016 Significant Debt and Equity Transactions
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed three interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans have a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. Under the amended credit facility, the spread over LIBOR is 82.5 basis points based on our credit rating as of April 20, 2016. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2016, we issued 220,563 common shares at a weighted average price per share of $148.02 for net cash proceeds of $32.3 million and paid $0.3 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2016, we had the capacity to issue up to $157.5 million in common shares under our ATM equity program.

On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of approximately $149.3 million, net of expenses.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $68 million and $2 million, respectively, for the three months ended March 31, 2016, and $54 million and $2 million, respectively, for the three months ended March 31, 2015. We capitalized external and internal costs related to other property improvements of $8 million and $1 million, respectively, for the three months ended March 31, 2016, and $6 million and less than $1 million for the three months ended March 31, 2015. We capitalized external and internal costs related to leasing activities of $6 million and $1 million, respectively, for the three months ended March 31, 2016, and $2 million and $1 million, respectively, for the three months ended March 31, 2015. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, less than $1 million, and $1 million, respectively, for the three months ended March 31, 2016, and $1 million, less than $1 million, and $1 million, respectively, for the three months ended March 31, 2015. Total capitalized costs were $86 million and $65 million for the three months ended March 31, 2016 and 2015, respectively.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. We have, however, seen an overall decrease in the number of tenants available to fill anchor spaces. While there can be no assurance that current conditions will continue, we believe the locations of our centers and diverse tenant base partially mitigates any negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2016, no single tenant accounted for more than 3.2% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $214 million that we expect to stabilize between 2016 and 2018.
We continue our ongoing redevelopment efforts at Santana Row, and are currently proceeding with our next phase of redevelopment which is a six story building with 234,500 square feet of office space and 670 parking spaces. During the third quarter 2015, we executed a lease with Splunk Inc. for the entire building. The building is expected to cost between $110 and $115 million and stabilize in 2017. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 634,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term multi-phased mixed-use development project we expect to be involved in over the coming years. The carrying value of this project at March 31, 2016 is approximately $417 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in

September 2014. The retail and office space in Phase I are fully delivered and are 100% leased. Total costs for Phase I of Assembly Row are $196 million.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 160 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we will be a partner. Total expected costs range from $270 million to $285 million and stabilization is expected in 2018/2019. Construction commenced on Phase II in July 2015. Phase II is also expected to include 134 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option, which was exercised and is expected to close in 2017. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Including costs incurred in the first three months of 2016, we expect to invest between $100 million and $125 million in Assembly Row in 2016.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use development project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 159,000 square feet of retail space and 79,000 square feet of office space. In late June 2014, our 174 unit residential building opened and achieved stabilized occupancy in the 1st quarter 2015. As of March 31, 2016, the retail space, 55,000 square feet of the office space, and 256 of the 319 units in the second residential building in Phase I have been delivered. We expect the remaining office and units in the 319 unit residential building to deliver in the next several months, and we expect Phase I to reach stabilized occupancy in 2016. Total expected costs for Phase I of Pike & Rose range from $265 million to $270 million of which $262 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose, for which building construction has commenced. Phase II will include approximately 190,000 square feet of retail space, a 177 room select-service hotel and 272 residential units, as well as a pre-leased auto dealership building. Total expected costs range from $200 million to $207 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $53 million to $58 million.
Including costs incurred in the first three months of 2016, we expect to invest between $105 million and $130 million in Pike & Rose in 2016.
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
At March 31, 2016, the leasable square feet in our properties was 92.7% occupied and 94.1% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the first quarter of 2016, we signed leases for a total of 420,000 square feet of retail space including 399,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 24% on a straight-line basis. New leases for comparable spaces were signed for 154,000 square feet at an average rental increase of 21% on a cash basis and 35% on a straight-line basis. Renewals for comparable spaces were signed for 245,000 square feet at an average rental increase of 9% on a cash basis and 18% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $55.74 per square foot for new leases and $15.59 per square foot for renewals for the three months ended March 31, 2016.
The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease and, except for redevelopments, may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as inducement to sign a lease that do not represent building improvements.
The leases signed in 2016 generally become effective over the following two years though some may not become effective until 2019 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year, and expect that volume for 2016 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three months ended March 31, 2016, all or a portion of 76 properties were considered same-center and fifteen were considered redevelopment or expansion. For the three months ended March 31, 2016, one property was moved from same-center to redevelopment, compared to the designations as of December 31, 2015. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2016 AND 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$195,308	$181,166	$14,142	7.8%
Other property income	2,312	2,465	(153)	(6.2)%
Mortgage interest income	724	1,161	(437)	(37.6)%
Total property revenue	198,344	184,792	13,552	7.3%
Rental expenses	42,819	41,439	1,380	3.3%
Real estate taxes	22,794	20,394	2,400	11.8%
Total property expenses	65,613	61,833	3,780	6.1%
Property operating income	132,731	122,959	9,772	7.9%
Other interest income	103	29	74	255.2%
Income from real estate partnerships	41	220	(179)	(81.4)%
Interest expense	(23,729)	(24,168)	439	(1.8)%
General and administrative expense	(8,010)	(8,853)	843	(9.5)%
Depreciation and amortization	(47,799)	(41,984)	(5,815)	13.9%
Total other, net	(79,394)	(74,756)	(4,638)	6.2%
Income from continuing operations	53,337	48,203	5,134	10.7%
Gain on change in control of interests	25,726	—	25,726	100.0%
Net income	79,063	48,203	30,860	64.0%
Net income attributable to noncontrolling interests	(2,108)	(2,017)	(91)	4.5%
Net income attributable to the Trust	$76,955	$46,186	$30,769	66.6%

Property Revenues
Total property revenue increased $13.6 million, or 7.3%, to $198.3 million in the three months ended March 31, 2016 compared to $184.8 million in the three months ended March 31, 2015. The percentage occupied at our shopping centers decreased to 92.7% at March 31, 2016 compared to 94.5% at March 31, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $14.1 million, or 7.8%, to $195.3 million in the three months ended March 31, 2016 compared to $181.2 million in the three months ended March 31, 2015 due primarily to the following:

•	an increase of $6.7 million attributable to properties acquired in 2015,

•	an increase of $3.4 million from the acquisition of six previously unconsolidated properties in January 2016,

•	an increase of $3.1 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015,

•
an increase of $2.6 million at redevelopment properties due primarily to the lease-up of The Point at Plaza El Segundo, as well as three of our other retail redevelopments, partially offset by lower occupancy as we start redeveloping centers, and

•
an increase of $0.7 million at same-center properties due primarily to higher rental rates of approximately $2.9 million, partially offset by lower recoveries of $1.2 milion primarily the result of lower snow expense, and lower occupancy of approximately $1.0 million, partially offset by

•	a decrease of $2.2 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.

Property Expenses
Total property expenses increased $3.8 million, or 6.1%, to $65.6 million in the three months ended March 31, 2016 compared to $61.8 million in the three months ended March 31, 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.4 million, or 3.3%, to $42.8 million in the three months ended March 31, 2016 compared to $41.4 million in the three months ended March 31, 2015. This increase is primarily due to the following:

•	an increase of $1.9 million attributable to properties acquired in 2015,

•	an increase of $1.1 million from the acquisition of six previously unconsolidated properties in January 2016,

•	an increase of $0.7 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015, and

•	an increase of $0.6 million in bad debt expense at same-center and redevelopment properties.
partially offset by

•	a decrease of $2.4 million in repairs and maintenance at same-center properties, primarily attributable to lower snow removal costs, and

•	a decrease of $0.5 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 21.7% in the three months ended March 31, 2016 from 22.6% in the three months ended March 31, 2015.
Real Estate Taxes
Real estate tax expense increased $2.4 million, or 11.8%, to $22.8 million in the three months ended March 31, 2016 compared to $20.4 million in the three months ended March 31, 2015 due primarily to properties acquired in 2015, higher assessments at same-center properties, and the acquisition of six previously unconsolidated properties in January 2016.
Property Operating Income
Property operating income increased $9.8 million, or 7.9%, to $132.7 million in the three months ended March 31, 2016 compared to $123.0 million in the three months ended March 31, 2015. This increase is primarily due to growth in earnings at same-center and redevelopment properties, properties acquired in 2015, portions of Assembly Row and Pike & Rose opening through 2015, and the acquisition of six previously unconsolidated properties in January 2016, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Interest Expense
Interest expense decreased $0.4 million, or 1.8%, to $23.7 million in the three months ended March 31, 2016 compared to $24.2 million in the three months ended March 31, 2015. This decrease is due primarily to the following:

•	a decrease of $4.5 million due to a lower overall weighted average borrowing rate, partially offset by

•	an increase of $3.2 million due to higher borrowings, and

•	a decrease of $0.9 million in capitalized interest due primarily to the opening of Phase I of Pike & Rose during 2015.
Gross interest costs were $27.6 million and $28.9 million in the three months ended March 31, 2016 and 2015, respectively. Capitalized interest was $3.8 million and $4.7 million in the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expense
General and administrative expenses decreased $0.8 million, or 9.5%, to $8.0 million for the three months ended March 31, 2016, compared to $8.9 million in the three months ended March 31, 2015.  The decrease is primarily due to lower transaction costs partially offset by higher personnel related costs.

Depreciation and Amortization
Depreciation and amortization expense increased $5.8 million, or 13.9%, to $47.8 million in the three months ended March 31, 2016 from $42.0 million in the three months ended March 31, 2015. This increase is due primarily to properties acquired in 2015, Assembly Row and Pike & Rose, and the acquisition of six previously unconsolidated properties in January 2016.
Gain on change in control of interests
The $25.7 million gain on change in control of interests is the result of our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties (see discussion in Note 3 to the consolidated financial statements). The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain on obtaining the controlling interest.

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
At March 31, 2016, we had cash and cash equivalents of $19.7 million and $53.0 million outstanding on our $600.0 million unsecured revolving credit facility. On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2016, we had the capacity to issue up to $157.5 million in common shares under our ATM equity program.
For the three months ended March 31, 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $251.5 million, the weighted average amount of borrowings outstanding was $163.3 million and the weighted average interest rate, before amortization of debt fees, was 1.3%. On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, for net cash proceeds of $149.3 million. On April 1, 2016, we repaid $34.4 million of mortgage debt secured by two properties. For the remainder of 2016, we have only $9.4 million of debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2016 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of construction on Phase II at both Assembly Row and Pike & Rose and construction of the 234,500 square foot office building at Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$100,508	$81,986
Cash used in investing activities	(201,687)	(94,945)
Cash provided by financing activities	99,849	136,445
(Decrease) increase in cash and cash equivalents	(1,330)	123,486
Cash and cash equivalents, beginning of year	21,046	47,951
Cash and cash equivalents, end of period	$19,716	$171,437

Net cash provided by operating activities increased $18.5 million to $100.5 million during the three months ended March 31, 2016 from $82.0 million during the three months ended March 31, 2015. The increase was primarily attributable to higher net income before certain non-cash items and lower accounts receivable balances.
Net cash used in investing activities increased $106.7 million to $201.7 million during the three months ended March 31, 2016 from $94.9 million during the three months ended March 31, 2015. The increase was primarily attributable to a $103.4 million increase in acquisitions of real estate due to the acquisition of our partner's 70% equity interest in our unconsolidated real estate partnership on January 13, 2016.
Net cash provided by financing activities decreased $36.6 million to $99.8 million provided during the three months ended March 31, 2016 from $136.4 million during the three months ended March 31, 2015. The decrease was primarily attributable to:

•	$208.7 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015,

•	$5.6 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, partially offset by

•
$181.2 million increase in net proceeds from the issuance of common shares as we issued 1.2 million common shares during the three months ended March 31, 2016 compared to not issuing any shares in the three months ended March 31, 2015.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2016:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2016	Stated Interest Rate as of March 31, 2016	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Barcroft Plaza (1)	Acquired	$20,785	5.99%	July 1, 2016
Greenlawn Plaza (1)	Acquired	13,600	5.90%	July 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	43,307	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,968	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,608	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	70,070	5.62%	September 1, 2020
29th Place	Acquired	4,704	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	73,935	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,796	5.36%	January 15, 2031
Subtotal		504,978
Net unamortized premium and debt issuance costs		8,031
Total mortgages payable		513,009
Notes payable
Unsecured fixed rate
Term loan (2)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,722	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (3)	9,400	9,400	0.09%	October 1, 2016
Revolving credit facility (4)	600,000	53,000	LIBOR + 0.90%	April 21, 2017
Subtotal		343,122
Net unamortized debt issuance costs		(1,502)
Total notes payable		341,620

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,744,200
Net unamortized premium and debt issuance costs		(11,119)
Total senior notes and debentures		1,733,081
Capital lease obligations
Various		71,612	Various	Various through 2106
Total debt and capital lease obligations		$2,659,322
_____________________

1)	We repaid these mortgage loans at par on April 1, 2016.

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

4)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2016 was $251.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.32%. On April 20, 2016, we upsized our existing $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020. We also lowered the spread over LIBOR to 82.5 basis points.
Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2016, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2016:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2016	$9,834		$38,649	(1)	$26	$48,509
2017	53,457	(2)	222,469		34	275,960
2018	275,507		15,477		37	$291,021
2019	561		25,006		42	25,609
2020	150,623		$64,687		46	$215,356
Thereafter	1,597,340		138,690		71,427	1,807,457
	$2,087,322		$504,978		$71,612	$2,663,912	(3)
_____________________

1)	2016 maturities include $34.4 million of mortgage loans which were repaid at par on April 1, 2016.

2)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of March 31, 2016, there was $53.0 million outstanding under this credit facility. On April 20, 2016, we upsized our existing $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020. We also lowered the spread over LIBOR to 82.5 basis points.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium and debt issuance costs on mortgage loans, notes payable, and senior notes as of March 31, 2016.

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
As of March 31, 2016, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2016, and we do not anticipate it will have a significant effect in the future.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income	$79,063	$48,203
Net income attributable to noncontrolling interests	(2,108)	(2,017)
Gain on change in control of interests	(25,726)	—
Depreciation and amortization of real estate assets	41,683	36,953
Amortization of initial direct costs of leases	4,204	3,440
Depreciation of joint venture real estate assets	45	331
Funds from operations	97,161	86,910
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	855	833
Income attributable to unvested shares	(292)	(320)
Funds from operations available for common shareholders	$97,589	$87,288
Weighted average number of common shares, diluted (1)	70,867	69,515
Funds from operations available for common shareholders, per diluted share	$1.38	$1.26
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2016, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2016, we had $2.5 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $157.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $179.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2016, we had $62.4 million of variable rate debt outstanding which consisted of $53.0 million on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.6 million, and our net income and cash flows for the year would decrease by approximately $0.6 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.5 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2015 filed with the SEC on February 9, 2016. These factors include, but are not limited to, the following:

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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended March 31, 2016, we redeemed 32,037 downREIT operating partnership units for common shares.
The following information describes stock repurchases for the three months ended March 31, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar amount of shares that may yet be purchased under the plans or programs
February 1, 2016 - February 29, 2016	29,995	$144.89	—	$—
March 1, 2016 - March 31, 2016	44	$147.41	—	$—
	30,039	$144.90	—	$—
(1) Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 4, 2016	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 4, 2016	/s/ James M. Taylor, Jr.
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
10.27
Revised Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.28
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.32
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference)

10.33
Second Amendment to Term Loan Agreement, dated as of August 28, 2014, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on September 2, 2014 and incorporated herein by reference)

10.34
Second Amendment to Credit Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.35
Third Amendment to Term Loan Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.