Form 10-Q
period 2016-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2016-08-04
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on August 1, 2016 was 71,426,313.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED June 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2015, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,206,112 and $1,192,336 of consolidated variable interest entities, respectively)	$5,951,546	$5,630,771
Construction-in-progress	506,843	433,635
	6,458,389	6,064,406
Less accumulated depreciation and amortization (including $192,445 and $176,057 of consolidated variable interest entities, respectively)	(1,651,549)	(1,574,041)
Net real estate	4,806,840	4,490,365
Cash and cash equivalents	18,622	21,046
Accounts and notes receivable, net	114,431	110,402
Mortgage notes receivable, net	41,618	41,618
Investment in real estate partnerships	9,807	41,546
Prepaid expenses and other assets	197,150	191,582
TOTAL ASSETS	$5,188,468	$4,896,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $443,766 and $448,315 of consolidated variable interest entities, respectively)	$476,155	$481,084
Capital lease obligations	71,605	71,620
Notes payable	383,582	341,961
Senior notes and debentures	1,733,611	1,732,551
Accounts payable and accrued expenses	171,982	146,532
Dividends payable	67,931	66,338
Security deposits payable	15,868	15,439
Other liabilities and deferred credits	118,646	121,787
Total liabilities	3,039,380	2,977,312
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	126,102	137,316
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 71,417,253 and 69,493,392 shares issued and outstanding, respectively	716	696
Additional paid-in capital	2,645,984	2,381,867
Accumulated dividends in excess of net income	(725,665)	(724,701)
Accumulated other comprehensive loss	(7,293)	(4,110)
Total shareholders’ equity of the Trust	1,923,739	1,663,749
Noncontrolling interests	99,247	118,182
Total shareholders’ equity	2,022,986	1,781,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,188,468	$4,896,559

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
REVENUE
Rental income	$192,935	$175,884	$388,243	$357,050
Other property income	3,488	4,420	5,800	6,885
Mortgage interest income	1,558	1,157	2,282	2,318
Total revenue	197,981	181,461	396,325	366,253
EXPENSES
Rental expenses	36,978	32,623	79,797	74,062
Real estate taxes	23,397	20,667	46,191	41,061
General and administrative	9,036	9,299	17,046	18,152
Depreciation and amortization	48,435	42,671	96,234	84,655
Total operating expenses	117,846	105,260	239,268	217,930
OPERATING INCOME	80,135	76,201	157,057	148,323
Other interest income	77	74	180	103
Interest expense	(23,101)	(23,445)	(46,830)	(47,613)
Early extinguishment of debt	—	(19,072)	—	(19,072)
Income from real estate partnerships	—	406	41	626
INCOME FROM CONTINUING OPERATIONS	57,111	34,164	110,448	82,367
Gain on change in control of interests and sale of real estate	1,787	11,509	27,513	11,509
NET INCOME	58,898	45,673	137,961	93,876
Net income attributable to noncontrolling interests	(2,957)	(2,041)	(5,065)	(4,058)
NET INCOME ATTRIBUTABLE TO THE TRUST	55,941	43,632	132,896	89,818
Dividends on preferred shares	(135)	(135)	(271)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$55,806	$43,497	$132,625	$89,547
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.78	$0.46	$1.50	$1.13
Gain on change in control of interests and sale of real estate, net	0.01	0.17	0.38	0.17
	$0.79	$0.63	$1.88	$1.30
Weighted average number of common shares, basic	70,797	68,531	70,270	68,449
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.77	$0.46	$1.50	$1.13
Gain on change in control of interest and sale of real estate, net	0.01	0.17	0.38	0.17
	$0.78	$0.63	$1.88	$1.30
Weighted average number of common shares, diluted	70,974	68,713	70,451	68,638

COMPREHENSIVE INCOME	$58,490	$46,740	$134,778	$92,482

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$55,533	$44,699	$129,713	$88,424

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2016
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	$1,781,931
Net income, excluding $1,411 attributable to redeemable noncontrolling interests	—	—	—	—	—	132,896	—	3,654	136,550
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(3,183)	—	(3,183)
Dividends declared to common shareholders	—	—	—	—	—	(133,589)	—	—	(133,589)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,505)	(4,505)
Common shares issued	—	—	1,603,685	16	240,820	—	—	—	240,836
Exercise of stock options	—	—	50,881	—	4,175	—	—	—	4,175
Shares issued under dividend reinvestment plan	—	—	8,331	—	1,257	—	—	—	1,257
Share-based compensation expense, net of forfeitures	—	—	125,484	2	6,050	—	—	—	6,052
Shares withheld for employee taxes	—	—	(30,160)	—	(4,371)	—	—	—	(4,371)
Conversion and redemption of OP units	—	—	165,640	2	18,162	—	—	(18,164)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	80	80
Adjustment to redeemable noncontrolling interests	—	—	—	—	(1,976)	—	—	—	(1,976)
BALANCE AT JUNE 30, 2016	399,896	$9,997	71,417,253	$716	$2,645,984	$(725,665)	$(7,293)	$99,247	$2,022,986

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$137,961	$93,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,234	84,655
Gain on change in control of interests and sale of real estate	(27,513)	(11,509)
Early extinguishment of debt	—	19,072
Income from real estate partnerships	(41)	(626)
Other, net	278	1,825
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	935	(7,765)
(Increase) decrease in prepaid expenses and other assets	(1,075)	3,724
Decrease in accounts payable and accrued expenses	(3,939)	(12,620)
(Decrease) increase in security deposits and other liabilities	(3,604)	3,016
Net cash provided by operating activities	199,236	173,648
INVESTING ACTIVITIES
Acquisition of real estate	(129,770)	(108,919)
Capital expenditures - development and redevelopment	(142,091)	(124,916)
Capital expenditures - other	(23,594)	(20,745)
Proceeds from sale of real estate	—	45,821
Investment in real estate partnerships	(2,064)	(149)
Distribution from real estate partnership	3,800	—
Leasing costs	(7,188)	(8,045)
Repayment of mortgage and other notes receivable, net	5	602
Net cash used in investing activities	(300,902)	(216,351)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	41,500	106,500
Issuance of senior notes, net of costs	—	208,644
Redemption and retirement of senior notes	—	(219,228)
Repayment of mortgages, capital leases and notes and other payables	(37,233)	(13,337)
Issuance of common shares, net of costs	245,221	58,007
Dividends paid to common and preferred shareholders	(131,076)	(118,721)
Distributions to and redemptions of noncontrolling interests	(6,147)	(4,938)
Redemption of redeemable noncontrolling interests	(13,023)	—
Net cash provided by financing activities	99,242	16,927
Decrease in cash and cash equivalents	(2,424)	(25,776)
Cash and cash equivalents at beginning of year	21,046	47,951
Cash and cash equivalents at end of period	$18,622	$22,175

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for us in the first quarter of 2019, and we are currently assessing the impact of this standard to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, "Revenue from Contracts with Customers." The amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. We are currently assessing the impact of this standard to our consolidated financial statements.
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
In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, "Revenue from Contracts with Customers." ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. We are currently assessing the impact of these standards to our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements. ASU 2016-13 is effective for us in the first quarter of 2020, and we are currently assessing the impact of this standard to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis." ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. We adopted the standard effective January 1, 2016, and as a result, partnerships controlling ten properties (previously consolidated as voting interest entities) are now considered to be variable interest entities.  As we have the obligation to absorb losses and the right to receive benefits and control the activities that most significantly impact the economic performance of these entities, we are the primary beneficiary and we will continue to consolidate each of these entities. Net real estate assets of $566.1 million and mortgage payables of $194.9 million are included in our consolidated balance sheet at January 1, 2016 for these newly classified variable interest entities. In addition, our equity method investment in the Pike & Rose hotel joint venture is now considered a variable interest in a variable interest entity. As we do not control the activities that most significantly impact the economic performance of the joint venture, we are not the primary beneficiary and do not consolidate. Our investment in the joint venture was $6.6 million at January 1, 2016, and our maximum exposure to loss, which includes contributions to date and our remaining required contribution to complete construction of the hotel is approximately $13.5 million.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$54,803	$57,156
Interest capitalized	(7,973)	(9,543)
Interest expense	$46,830	$47,613
Cash paid for interest, net of amounts capitalized (1)	$45,577	$71,832
Cash paid for income taxes	$250	$222
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$34,385	$18,666
DownREIT operating partnership units redeemed for common shares	$18,164	$4,115
DownREIT operating partnership units issued with acquisition	$—	$7,742
Shares issued under dividend reinvestment plan	$1,047	$983
(1) 2015 includes $19.2 million related to early extinguishment of debt.

NOTE 3—REAL ESTATE
As of December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. The Partnership owned six retail real estate properties and we accounted for our interest in the Partnership using the equity method. On January 13, 2016, we acquired Clarion's 70% interest in the Partnership for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties and, effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expense" for the six months ended June 30, 2016.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.7 million.

NOTE 4—DEBT
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans had a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
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
During the three and six months ended June 30, 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $171.0 million and $251.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.3% for both periods. During the three and six months ended June 30, 2016, the weighted average borrowings outstanding were $137.3 million and $150.3 million, respectively. At June 30, 2016, the outstanding balance was $95.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2016, we were in compliance with all debt covenants.

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

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$859,737	$875,724	$823,045	$833,931
Senior notes and debentures	$1,733,611	$1,860,202	$1,732,551	$1,786,758

As of June 30, 2016, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.4 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2016, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2016 was a liability of $7.3 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and six months ended June 30, 2016, the change in valuation on our interest rate swaps resulted in a $0.4 million and a $3.2 million increase in our derivative liability, respectively, (including $0.9 million and $1.8 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$7,293	$—	$7,293	$—	$4,110	$—	$4,110
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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 768,765 downREIT operating partnership units are outstanding which have a total fair value of $127.3 million, based on our closing stock price on June 30, 2016.
On February 12, 2016, we acquired the 10% noncontrolling interest of a partnership which owns a project in southern California for $13.0 million, bringing our ownership interest to 100%.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2016		2015
	Declared	Paid	Declared	Paid
Common shares	$1.880	$1.880	$1.740	$1.740
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2016, we issued 383,053 common shares at a weighted average price per share of $156.24 for net cash proceeds of $59.2 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2016, we issued 603,616 common shares at a weighted average price per share of $153.24 for net cash proceeds of $91.5 million and paid $0.9 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2016, we had the capacity to issue up to $97.7 million in common shares under our ATM equity program.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Minimum rents
Retail and commercial	$137,432	$125,688	$272,018	$250,001
Residential	12,141	10,554	23,590	20,941
Cost reimbursement	36,637	33,535	78,439	74,422
Percentage rent	2,482	2,503	5,551	5,267
Other	4,243	3,604	8,645	6,419
Total rental income	$192,935	$175,884	$388,243	$357,050

Minimum rents include the following:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	2016	2015	2016	2015
	(In millions)		(In millions)
Straight-line rents	$2.7	$1.8	$4.7	$3.1
Amortization of above market leases	$(1.7)	$(1.0)	$(3.6)	$(1.9)
Amortization of below market leases	$2.1	$1.6	$4.3	$3.2

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Grants of shares and options	$2,523	$2,827	$6,052	$6,581
Capitalized share-based compensation	(325)	(231)	(627)	(448)
Share-based compensation expense	$2,198	$2,596	$5,425	$6,133

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended June 30, 2016 and 2015, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. For the six months ended June 30, 2016 and 2015, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and six months ended June 30, 2016 and 2015. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	2016	2015	2016	2015
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$57,111	$34,164	$110,448	$82,367
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Net income attributable to noncontrolling interests	(1,871)	(2,041)	(3,979)	(4,058)
Less: Earnings allocated to unvested shares	(156)	(207)	(364)	(417)
Income from continuing operations available for common shareholders	54,949	31,781	105,834	77,621
Gain on change in control of interests and sale of real estate, net	701	11,509	26,427	11,509
Net income available for common shareholders, basic and diluted	$55,650	$43,290	$132,261	$89,130
DENOMINATOR
Weighted average common shares outstanding—basic	70,797	68,531	70,270	68,449
Stock options	177	182	181	189
Weighted average common shares outstanding—diluted	70,974	68,713	70,451	68,638

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.78	$0.46	$1.50	$1.13
Gain on change in control of interests and sale of real estate, net	0.01	0.17	0.38	0.17
	$0.79	$0.63	$1.88	$1.30
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.77	$0.46	$1.50	$1.13
Gain on change in control of interests and sale of real estate, net	0.01	0.17	0.38	0.17
	$0.78	$0.63	$1.88	$1.30
Income from continuing operations attributable to the Trust	$55,240	$32,123	$106,469	$78,309

NOTE 11—SUBSEQUENT EVENTS
On July 12, 2016, we issued $250.0 million of fixed rate senior unsecured notes that mature on August 1, 2046 and bear interest at 3.625%. The notes were offered at 97.756% of the principal amount with a yield to maturity of 3.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $241.8 million.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.3 million square feet. In total, the real estate projects were 94.5% leased and 92.9% occupied at June 30, 2016.
2016 Significant Property Acquisitions and Disposition
On January 13, 2016, we acquired our partner's 70% interest in our joint venture arrangement (the "Partnership") with affiliates of a discretionary fund created and advised by Clarion Partners ("Clarion") for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties, and effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expense" for the six months ended June 30, 2016.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.7 million.
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
On July 12, 2016, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2046 and bear interest at 3.625%. The notes were offered at 97.756% of the principal amount with a yield to maturity of 3.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $241.8 million.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2016, we issued 383,053 common shares at a weighted average price per share of $156.24 for net cash proceeds of $59.2 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2016, we issued 603,616 common shares at a weighted average price per share of $153.24 for net cash proceeds of $91.5 million and paid $0.9 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2016, we had the capacity to issue up to $97.7 million in common shares under our ATM equity program.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $160 million and $4 million, respectively, for the six months ended June 30, 2016, and $125 million and $3 million, respectively, for the six months ended June 30, 2015. We capitalized external and internal costs related to other property improvements of $21 million and $1 million, respectively, for the six months ended June 30, 2016, and $15 million and $1 million for the six months ended June 30, 2015. We capitalized external and internal costs related to leasing activities of $4 million and $3 million, respectively, for the six months ended June 30, 2016, and $5 million and $2 million, respectively, for the six months ended June 30, 2015. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $3 million, respectively, for the six months ended June 30, 2016, and $3 million, $1 million, and $2 million, respectively, for the six months ended June 30, 2015. Total capitalized costs were $194 million and $152 million for the six months ended June 30, 2016 and 2015, respectively.
Recently Issued and Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces. We believe the locations of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2016, no single tenant accounted for more than 3.2% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $215 million that we expect to stabilize between 2016 and 2018.
We continue our ongoing redevelopment efforts at Santana Row, and are currently proceeding with our next phase of redevelopment which is a six story 234,500 square foot office building with 670 parking spaces. During the third quarter 2015, we executed a lease with Splunk Inc. for the entire building. The building is expected to cost between $110 and $115 million and stabilize in 2017. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 634,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term multi-phased mixed-use development project we expect to be involved in over the coming years. The carrying value of this project at June 30, 2016 is approximately $444 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. The retail and office space in Phase I are fully delivered and are 100% leased. Total costs for Phase I of Assembly Row are $196 million.
We are also proceeding with development of Phase II of Assembly Row which will include 167,000 square feet of retail space, a 160 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we are a partner. Total expected costs range from $270 million to $285 million and stabilization is expected in 2018/2019. Construction commenced on Phase II in July 2015. Phase II is also expected to include 134 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring more than 700,000 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option, which was exercised and is expected to close in 2017. Partners HealthCare commenced construction on this new building in September 2014 and during the second quarter of 2016, started relocating its employees to Assembly Row.
Including costs incurred in the first three months of 2016, we expect to invest between $130 million and $150 million in Assembly Row in 2016.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use development project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 159,000 square feet of retail space and 80,000 square feet of office space. In late June 2014, our 174 unit residential building opened and achieved stabilized occupancy in the 1st quarter 2015. As of June 30, 2016, the retail space, office space, and the units in the second residential building in Phase I have been delivered. We expect Phase I to reach stabilized occupancy in 2016. Total expected costs for Phase I of Pike & Rose range from $265 million to $270 million of which $260 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose, for which building construction has commenced. Phase II will include approximately 190,000 square feet of retail space, a 177 room select-service hotel and 272 residential units, as well as a pre-leased auto dealership building. Total expected costs range from $200 million to $207 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II is also expected to include 104 for-sale condominium units with an expected cost of $53 million to $58 million.
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
At June 30, 2016, the leasable square feet in our properties was 92.9% occupied and 94.5% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the second quarter of 2016, we signed leases for a total of 467,000 square feet of retail space including 373,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 105,000 square feet at an average rental increase of 23% on a cash basis and 40% on a straight-line basis. Renewals for comparable spaces were signed for 267,000 square feet at an average rental increase of 7% on a cash basis and 19% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $68.71 per square foot for new leases and $3.23 per square foot for renewals for the three months ended June 30, 2016.
For the six months ended June 30, 2016, we signed leases for a total of 887,000 square feet of retail space including 772,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 259,000 square feet at an average rental increase of 22% on a cash basis and 37% on a straight-line basis. Renewals for comparable spaces were signed for 512,000 square feet at an average rental increase of 8% on a cash basis and 19% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $61.01 per square foot for new leases and $9.14 per square foot for renewals for the six months ended June 30, 2016.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and six months ended June 30, 2016, all or a portion of 77 and 76 properties, respectively, were considered same-center and sixteen were considered redevelopment or expansion. For the six months ended June 30, 2016, one property was moved from same-center to redevelopment, compared to the designations as of December 31, 2015. For the three months ended June 30, 2016, one property was moved from acquisitions to same-center. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2016 AND 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$192,935	$175,884	$17,051	9.7%
Other property income	3,488	4,420	(932)	(21.1)%
Mortgage interest income	1,558	1,157	401	34.7%
Total property revenue	197,981	181,461	16,520	9.1%
Rental expenses	36,978	32,623	4,355	13.3%
Real estate taxes	23,397	20,667	2,730	13.2%
Total property expenses	60,375	53,290	7,085	13.3%
Property operating income	137,606	128,171	9,435	7.4%
Other interest income	77	74	3	4.1%
Income from real estate partnerships	—	406	(406)	(100.0)%
Interest expense	(23,101)	(23,445)	344	(1.5)%
Early extinguishment of debt	—	(19,072)	19,072	(100.0)%
General and administrative expense	(9,036)	(9,299)	263	(2.8)%
Depreciation and amortization	(48,435)	(42,671)	(5,764)	13.5%
Total other, net	(80,495)	(94,007)	13,512	(14.4)%
Income from continuing operations	57,111	34,164	22,947	67.2%
Gain on sale of real estate	1,787	11,509	(9,722)	(84.5)%
Net income	58,898	45,673	13,225	29.0%
Net income attributable to noncontrolling interests	(2,957)	(2,041)	(916)	44.9%
Net income attributable to the Trust	$55,941	$43,632	$12,309	28.2%

Property Revenues
Total property revenue increased $16.5 million, or 9.1%, to $198.0 million in the three months ended June 30, 2016 compared to $181.5 million in the three months ended June 30, 2015. The percentage occupied at our shopping centers decreased to 92.9% at June 30, 2016 compared to 94.9% at June 30, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $17.1 million, or 9.7%, to $192.9 million in the three months ended June 30, 2016 compared to $175.9 million in the three months ended June 30, 2015 due primarily to the following:

•	an increase of $4.9 million attributable to properties acquired in 2015,

•	an increase of $3.9 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $3.9 million at same-center properties due primarily to higher rental rates of approximately $4.7 million, partially offset by lower occupancy impacts of $0.9 million,

•	an increase of $3.2 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015, and

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

Other Property Income
Other property income decreased $0.9 million, or 21.1%, to $3.5 million in the three months ended June 30, 2016 compared to $4.4 million in the three months ended June 30, 2015. This decrease is due to lower lease termination fees at our same-center properties.
Property Expenses
Total property expenses increased $7.1 million, or 13.3%, to $60.4 million in the three months ended June 30, 2016 compared to $53.3 million in the three months ended June 30, 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.4 million, or 13.3%, to $37.0 million in the three months ended June 30, 2016 compared to $32.6 million in the three months ended June 30, 2015. This increase is primarily due to the following:

•	an increase of $1.8 million attributable to properties acquired in 2015,

•	an increase of $1.1 million from redevelopment properties,

•	an increase of $1.1 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015, and

•	an increase of $0.8 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, partially offset by

•	a decrease of $0.3 million at same-center properties primarily due to lower bad debt expense.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 18.8% in the three months ended June 30, 2016 from 18.1% in the three months ended June 30, 2015.
Real Estate Taxes
Real estate tax expense increased $2.7 million, or 13.2%, to $23.4 million in the three months ended June 30, 2016 compared to $20.7 million in the three months ended June 30, 2015 due primarily to:

•	an increase of $0.8 million from properties acquired in 2015,

•	an increase of $0.8 million due to higher assessments at same-center properties,

•	an increase of $0.7 million related to Assembly Row and Pike & Rose, and

•	an increase of $0.5 million due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016.
Property Operating Income
Property operating income increased $9.4 million, or 7.4%, to $137.6 million in the three months ended June 30, 2016 compared to $128.2 million in the three months ended June 30, 2015. This increase is primarily due to growth in earnings at same-center properties, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, properties acquired in 2015, Assembly Row and Pike & Rose, and redevelopment properties, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Income From Real Estate Partnerships
The decrease in income from real estate partnerships is the result of our obtaining control of the six Clarion joint venture properties on January 13, 2016 (see discussion in Note 3 to the consolidated financial statements). Prior to this transaction, the properties were accounted for under the equity method of accounting.
Interest Expense
Interest expense decreased $0.3 million, or 1.5%, to $23.1 million in the three months ended June 30, 2016 compared to $23.4 million in the three months ended June 30, 2015. This decrease is due primarily to the following:

•	a decrease of $2.6 million due to a lower overall weighted average borrowing rate,

partially offset by

•	an increase of $1.6 million due to higher borrowings, and

•	a decrease of $0.7 million in capitalized interest due primarily to the opening of Phase I of Pike & Rose during 2015.
Gross interest costs were $27.2 million and $28.3 million in the three months ended June 30, 2016 and 2015, respectively. Capitalized interest was $4.1 million and $4.8 million in the three months ended June 30, 2016 and 2015, respectively.
Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the three months ended June 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related write-off of unamortized premium and debt fees.
General and Administrative
General and administrative expense decreased $0.3 million, or 2.8%, to $9.0 million in the three months ended June 30, 2016 from $9.3 million in the three months ended June 30, 2015. The decrease is primarily due to lower transaction costs partially offset by higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.8 million, or 13.5%, to $48.4 million in the three months ended June 30, 2016 from $42.7 million in the three months ended June 30, 2015. This increase is due primarily to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, Assembly Row and Pike & Rose, and properties acquired in 2015.
Gain on Sale of Real Estate
The $1.8 million gain for the three months ended June 30, 2016 is related to the May 2016 sale of a building in Coconut Grove, Florida, by an unconsolidated joint venture. Our share of the gain, net of noncontrolling interests, was $0.7 million.
The $11.5 million gain for the three months ended June 30, 2015 is due to the sale of our Houston Street property in April 2015.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2016 AND 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$388,243	$357,050	$31,193	8.7%
Other property income	5,800	6,885	(1,085)	(15.8)%
Mortgage interest income	2,282	2,318	(36)	(1.6)%
Total property revenue	396,325	366,253	30,072	8.2%
Rental expenses	79,797	74,062	5,735	7.7%
Real estate taxes	46,191	41,061	5,130	12.5%
Total property expenses	125,988	115,123	10,865	9.4%
Property operating income	270,337	251,130	19,207	7.6%
Other interest income	180	103	77	74.8%
Income from real estate partnerships	41	626	(585)	(93.5)%
Interest expense	(46,830)	(47,613)	783	(1.6)%
Early extinguishment of debt	—	(19,072)	19,072	(100.0)%
General and administrative expense	(17,046)	(18,152)	1,106	(6.1)%
Depreciation and amortization	(96,234)	(84,655)	(11,579)	13.7%
Total other, net	(159,889)	(168,763)	8,874	(5.3)%
Income from continuing operations	110,448	82,367	28,081	34.1%
Gain on change in control of interests and sale of real estate	27,513	11,509	16,004	139.1%
Net income	137,961	93,876	44,085	47.0%
Net income attributable to noncontrolling interests	(5,065)	(4,058)	(1,007)	24.8%
Net income attributable to the Trust	$132,896	$89,818	$43,078	48.0%

Property Revenues
Total property revenue increased $30.1 million, or 8.2%, to $396.3 million in the six months ended June 30, 2016 compared to $366.3 million in the six months ended June 30, 2015. The percentage occupied at our shopping centers decreased to 92.9% at June 30, 2016 compared to 94.9% at June 30, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $31.2 million, or 8.7%, to $388.2 million in the six months ended June 30, 2016 compared to $357.1 million in the six months ended June 30, 2015 due primarily to the following:

•	an increase of $11.8 million attributable to properties acquired in 2015,

•	an increase of $7.3 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $6.3 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015,

•
an increase of $5.2 million at redevelopment properties due primarily to the lease-up of The Point at Plaza El Segundo, as well as three of our other retail redevelopments, partially offset by lower occupancy as we start redeveloping centers, and

•
an increase of $4.4 million at same-center properties due primarily to higher rental rates of approximately $7.5 million, partially offset by lower recoveries of $0.4 million primarily the net result of lower snow expense and higher real estate tax expense, and lower occupancy of approximately $1.9 million, partially offset by

•	a decrease of $3.4 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.

Other Property Income
Other property income decreased $1.1 million, or 15.8%, to $5.8 million in the six months ended June 30, 2016 compared to $6.9 million in the six months ended June 30, 2015. This decrease is due to lower lease termination fees at our same-center properties.
Property Expenses
Total property expenses increased $10.9 million, or 9.4%, to $126.0 million in the six months ended June 30, 2016 compared to $115.1 million in the six months ended June 30, 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $5.7 million, or 7.7%, to $79.8 million in the six months ended June 30, 2016 compared to $74.1 million in the six months ended June 30, 2015. This increase is primarily due to the following:

•	an increase of $3.6 million attributable to properties acquired in 2015,

•	an increase of $1.8 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $1.7 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015, and

•	an increase of $1.2 million at redevelopment properties due primarily to the lease-up of several of our retail redevelopments, partially offset by

•	a decrease of $2.0 million at same-center properties primarily attributable to lower snow removal costs, and

•	a decrease of $0.8 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 20.3% in the six months ended June 30, 2016 from 20.4% in the six months ended June 30, 2015.
Real Estate Taxes
Real estate tax expense increased $5.1 million, or 12.5%, to $46.2 million in the six months ended June 30, 2016 compared to $41.1 million in the six months ended June 30, 2015 due primarily to the following:

•	an increase of $1.9 million from properties acquired in 2015,

•	an increase of $1.4 million due to higher assessments at same-center properties,

•	an increase of $1.0 million related to Assembly Row and Pike & Rose, and

•	an increase of $0.9 million due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016.
Property Operating Income
Property operating income increased $19.2 million, or 7.6%, to $270.3 million in the six months ended June 30, 2016 compared to $251.1 million in the six months ended June 30, 2015. This increase is primarily due to properties acquired in 2015, growth in earnings at same-center properties, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, redevelopment properties, and portions of Assembly Row and Pike & Rose opening through 2015, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Income From Real Estate Partnerships
The decrease in income from real estate partnerships is the result of our obtaining control of the six Clarion joint venture properties on January 13, 2016 (see discussion in Note 3 to the consolidated financial statements). Prior to this transaction, the properties were accounted for under the equity method of accounting.

Interest Expense
Interest expense decreased $0.8 million, or 1.6%, to $46.8 million in the six months ended June 30, 2016 compared to $47.6 million in the six months ended June 30, 2015. This decrease is due primarily to the following:

•	a decrease of $7.1 million due to a lower overall weighted average borrowing rate, partially offset by

•	an increase of $4.8 million due to higher borrowings, and

•	a decrease of $1.6 million in capitalized interest due primarily to the opening of Phase I of Pike & Rose during 2015.
Gross interest costs were $54.8 million and $57.2 million in the six months ended June 30, 2016 and 2015, respectively. Capitalized interest was $8.0 million and $9.5 million in the six months ended June 30, 2016 and 2015, respectively.
Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the six months ended June 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes, partially offset by the related write-off of unamortized premium and debt fees.
General and Administrative Expense
General and administrative expenses decreased $1.1 million, or 6.1%, to $17.0 million for the six months ended June 30, 2016, compared to $18.2 million in the six months ended June 30, 2015.  The decrease is primarily due to lower transaction costs, partially offset by higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $11.6 million, or 13.7%, to $96.2 million in the six months ended June 30, 2016 from $84.7 million in the six months ended June 30, 2015. This increase is due primarily to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, Assembly Row and Pike & Rose, and properties acquired in 2015.
Gain on Change in Control of Interests and Sale of Real Estate
The $27.5 million gain on change in control of interests and sale of real estate is primarily the result of our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties (see discussion in Note 3 to the consolidated financial statements). The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain of $25.7 million upon obtaining the controlling interest. The additional $1.8 million gain is related to the May 2016 sale of a building in Coconut Grove, Florida by an unconsolidated joint venture. Our share of the gain, net of noncontrolling interests, was $0.7 million.
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

At June 30, 2016, we had cash and cash equivalents of $18.6 million and $95.0 million outstanding on our unsecured revolving credit facility. On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of June 30, 2016, we had the capacity to issue up to $97.7 million in common shares under our ATM equity program.
For the six months ended June 30, 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $251.5 million, the weighted average amount of borrowings outstanding was $150.3 million and the weighted average interest rate, before amortization of debt fees, was 1.3%. On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, for net cash proceeds of $149.3 million. On July 12, 2016, we issued $250.0 million of fixed rate senior unsecured notes that mature on August 1, 2046 and bear interest at 3.625% for net proceeds after issuance discounts, underwriting fees, and other costs of approximately $241.8 million. For the remainder of 2016 we have only $9.4 million of debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$199,236	$173,648
Cash used in investing activities	(300,902)	(216,351)
Cash provided by financing activities	99,242	16,927
Decrease in cash and cash equivalents	(2,424)	(25,776)
Cash and cash equivalents, beginning of year	21,046	47,951
Cash and cash equivalents, end of period	$18,622	$22,175

Net cash provided by operating activities increased $25.6 million to $199.2 million during the six months ended June 30, 2016 from $173.6 million during the six months ended June 30, 2015. The increase was primarily attributable to higher net income before certain non-cash items, timing of interest payments, and timing of payments from tenants.
Net cash used in investing activities increased $84.6 million to $300.9 million during the six months ended June 30, 2016 from $216.4 million during the six months ended June 30, 2015. The increase was primarily attributable to:

•	$45.8 million in proceeds from the sale of our Houston Street property in April 2015,

•
a $20.9 million increase in acquisitions of real estate due to the January 2016 acquisition of Clarion's 70% interest in our unconsolidated real estate partnership, partially offset by the 2015 acquisitions of San Antonio Center and Cocowalk, and

•	a $19.2 million increase in capital investments and leasing costs.
Net cash provided by financing activities increased $82.3 million to $99.2 million during the six months ended June 30, 2016 from $16.9 million during the six months ended June 30, 2015. The increase was primarily attributable to:

•	$219.2 million due to the redemption of $200 million of senior notes with a make-whole premium of $19.2 million in April 2015, and

•
a $187.2 million increase in net proceeds from the issuance of common shares as we issued 1.0 million common shares at $149.43 per share in an underwritten public offering on March 7, 2016, and we sold 0.6 million common shares under our ATM equity program at a weighted average price of $153.24 during the six months ended June 30, 2016, compared to 0.4 million shares at a weighted average price of $134.12 in the six months ended June 30, 2015, partially offset by

•	$208.6 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015,

•	a $65.0 million decrease in net borrowings on our revolving credit facility,

•	a $23.9 million increase in repayment of mortgages, capital leases, and notes payable due to the payoff of $34.4 million of mortgage loans on April 1, 2016,

•	$13.0 million acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California, and

•	a $12.4 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2016:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2016	Stated Interest Rate as of June 30, 2016	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Plaza El Segundo	Acquired	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	43,054	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,910	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,502	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	69,602	5.62%	September 1, 2020
29th Place	Acquired	4,655	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	73,536	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,723	5.36%	January 15, 2031
Subtotal		469,187
Net unamortized premium and debt issuance costs		6,968
Total mortgages payable		476,155
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,549	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (2)	9,400	9,400	0.45%	October 1, 2016
Revolving credit facility (3)	800,000	95,000	LIBOR + 0.825%	April 20, 2020
Subtotal		384,949
Net unamortized debt issuance costs		(1,367)
Total notes payable		383,582

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
Subtotal		1,744,200
Net unamortized premium and debt issuance costs		(10,589)
Total senior notes and debentures		1,733,611
Capital lease obligations
Various		71,605	Various	Various through 2106
Total debt and capital lease obligations		$2,664,953
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

3)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2016 was $251.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.3%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2016, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2016:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2016	$9,661		$2,858	$19	$12,538
2017	457		222,469	34	222,960
2018	275,507		15,477	37	$291,021
2019	561		25,006	42	25,609
2020	245,623	(1)	$64,687	46	$310,356
Thereafter	1,597,340		138,690	71,427	1,807,457
	$2,129,149		$469,187	$71,605	$2,669,941	(2)
_____________________

1)	As of June 30, 2016, there was $95.0 million outstanding under our $800.0 million revolving credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium and debt issuance costs on mortgage loans, notes payable, and senior notes as of June 30, 2016.

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
As of June 30, 2016, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2016, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$58,898	$45,673	$137,961	$93,876
Net income attributable to noncontrolling interests	(2,957)	(2,041)	(5,065)	(4,058)
Gain on change in control of interests and sale of real estate, net	(701)	(11,509)	(26,427)	(11,509)
Depreciation and amortization of real estate assets	42,299	37,726	84,027	75,010
Amortization of initial direct costs of leases	4,265	3,676	8,469	7,116
Funds from operations	101,804	73,525	198,965	160,435
Dividends on preferred shares	(135)	(135)	(271)	(271)
Income attributable to operating partnership units	792	808	1,647	1,641
Income attributable to unvested shares	(264)	(256)	(569)	(573)
Funds from operations available for common shareholders (1)	$102,197	$73,942	199,772	161,232
Weighted average number of common shares, diluted (2)	71,816	69,647	71,327	69,581
Funds from operations available for common shareholders, per diluted share (1)	$1.42	$1.06	$2.80	$2.32
_____________________

(1)
If the $19.1 million early extinguishment of debt charge in 2015 was excluded, our FFO available for common shareholders for the three and six months ended June 30, 2015 would have been $92.9 million and $180.2 million, respectively, and FFO available for common shareholders, per diluted share would have been $1.33 and $2.59, respectively.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2016, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2044 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2016, we had $2.5 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $158.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $181.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2016, we had $104.4 million of variable rate debt outstanding which consisted of $95.0 million on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million, and our net income and cash flows for the year would decrease by approximately $1.0 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer, who since May 20, 2016, is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our management, including our Chief Executive Officer, who since May 20, 2016, is also serving as our Principal Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended June 30, 2016, we redeemed 133,603 downREIT operating partnership units for common shares.
The following information describes stock repurchases for the three months ended June 30, 2016:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar amount of shares that may yet be purchased under the plans or programs
April 1, 2016 - April 30, 2016	53	$155.48	—	$—
June 1, 2016 - June 30, 2016	68	$155.70	—	$—
	121	$155.60	—	$—
(1) Represents shares delivered in payment of withholding taxes in connection with restricted stock vesting by participants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

August 4, 2016	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.20% Notes due 2017; 5.95% Notes due 2014 and the 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; and 3.625% Notes due 2046 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.2
Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.