Form 10-Q
period 2016-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2016-11-02
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 28, 2016 was 71,786,500.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED September 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2015, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,219,223 and $1,192,336 of consolidated variable interest entities, respectively)	$6,017,414	$5,630,771
Construction-in-progress	586,918	433,635
	6,604,332	6,064,406
Less accumulated depreciation and amortization (including $200,877 and $176,057 of consolidated variable interest entities, respectively)	(1,688,510)	(1,574,041)
Net real estate	4,915,822	4,490,365
Cash and cash equivalents	101,281	21,046
Accounts and notes receivable, net	120,135	110,402
Mortgage notes receivable, net	29,904	41,618
Investment in real estate partnerships	11,129	41,546
Prepaid expenses and other assets	219,066	191,582
TOTAL ASSETS	$5,397,337	$4,896,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $441,294 and $448,315 of consolidated variable interest entities, respectively)	$473,490	$481,084
Capital lease obligations	71,597	71,620
Notes payable	288,489	341,961
Senior notes and debentures	1,975,988	1,732,551
Accounts payable and accrued expenses	184,007	146,532
Dividends payable	71,231	66,338
Security deposits payable	16,228	15,439
Other liabilities and deferred credits	119,231	121,787
Total liabilities	3,200,261	2,977,312
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	125,861	137,316
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 71,782,989 and 69,493,392 shares issued and outstanding, respectively	721	696
Additional paid-in capital	2,704,490	2,381,867
Accumulated dividends in excess of net income	(737,124)	(724,701)
Accumulated other comprehensive loss	(5,394)	(4,110)
Total shareholders’ equity of the Trust	1,972,690	1,663,749
Noncontrolling interests	98,525	118,182
Total shareholders’ equity	2,071,215	1,781,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,397,337	$4,896,559

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
REVENUE
Rental income	$197,469	$181,562	$585,712	$538,612
Other property income	2,759	2,479	8,559	9,364
Mortgage interest income	929	1,211	3,211	3,529
Total revenue	201,157	185,252	597,482	551,505
EXPENSES
Rental expenses	38,588	34,439	118,385	108,501
Real estate taxes	24,973	21,804	71,164	62,865
General and administrative	8,232	9,374	25,278	27,526
Depreciation and amortization	48,903	43,718	145,137	128,373
Total operating expenses	120,696	109,335	359,964	327,265
OPERATING INCOME	80,461	75,917	237,518	224,240
Other interest income	105	6	285	109
Interest expense	(24,313)	(21,733)	(71,143)	(69,346)
Early extinguishment of debt	—	—	—	(19,072)
Income from real estate partnerships	—	360	41	986
INCOME FROM CONTINUING OPERATIONS	56,253	54,550	166,701	136,917
Gain on sale of real estate and change in control of interests	4,945	—	32,458	11,509
NET INCOME	61,198	54,550	199,159	148,426
Net income attributable to noncontrolling interests	(2,221)	(2,103)	(7,286)	(6,161)
NET INCOME ATTRIBUTABLE TO THE TRUST	58,977	52,447	191,873	142,265
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$58,841	$52,311	$191,467	$141,859
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.75	$2.26	$1.89
Gain on sale of real estate and change in control of interests, net	0.07	—	0.44	0.17
	$0.82	$0.75	$2.70	$2.06
Weighted average number of common shares, basic	71,319	69,006	70,626	68,637
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.75	$2.26	$1.88
Gain on sale of real estate and change in control of interests, net	0.07	—	0.44	0.17
	$0.82	$0.75	$2.70	$2.05
Weighted average number of common shares, diluted	71,489	69,181	70,804	68,821

COMPREHENSIVE INCOME	$63,097	$52,329	$197,875	$144,811

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$60,876	$50,226	$190,589	$138,650

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2016
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	$1,781,931
Net income, excluding $2,133 attributable to redeemable noncontrolling interests	—	—	—	—	—	191,873	—	5,153	197,026
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(1,284)	—	(1,284)
Dividends declared to common shareholders	—	—	—	—	—	(203,890)	—	—	(203,890)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(6,433)	(6,433)
Common shares issued	—	—	1,950,253	20	295,452	—	—	—	295,472
Exercise of stock options	—	—	52,365	1	4,284	—	—	—	4,285
Shares issued under dividend reinvestment plan	—	—	11,644	—	1,806	—	—	—	1,806
Share-based compensation expense, net of forfeitures	—	—	135,289	2	8,816	—	—	—	8,818
Shares withheld for employee taxes	—	—	(30,562)	—	(4,436)	—	—	—	(4,436)
Conversion and redemption of OP units	—	—	170,608	2	18,677	—	—	(18,679)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	302	302
Adjustment to redeemable noncontrolling interests	—	—	—	—	(1,976)	—	—	—	(1,976)
BALANCE AT SEPTEMBER 30, 2016	399,896	$9,997	71,782,989	$721	$2,704,490	$(737,124)	$(5,394)	$98,525	$2,071,215

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$199,159	$148,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,137	128,373
Gain on sale of real estate and change in control of interests	(32,458)	(11,509)
Early extinguishment of debt	—	19,072
Income from real estate partnerships	(41)	(986)
Other, net	556	1,082
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(3,604)	(14,750)
Increase in prepaid expenses and other assets	(25,769)	(11,106)
Increase (decrease) in accounts payable and accrued expenses	6,728	(16)
(Decrease) increase in security deposits and other liabilities	(736)	2,564
Net cash provided by operating activities	288,972	261,150
INVESTING ACTIVITIES
Acquisition of real estate	(135,151)	(121,130)
Capital expenditures - development and redevelopment	(263,606)	(176,856)
Capital expenditures - other	(40,326)	(28,125)
Proceeds from sale of real estate	—	45,821
Investment in real estate partnerships	(3,494)	(1,555)
Distribution from real estate partnership in excess of earnings	3,910	—
Leasing costs	(11,471)	(15,327)
Repayment of mortgage and other notes receivable, net	11,721	10,693
Net cash used in investing activities	(438,417)	(286,479)
FINANCING ACTIVITIES
Net repayments under revolving credit facility, net of costs	(53,500)	—
Issuance of senior notes, net of costs	241,787	456,192
Redemption and retirement of senior notes	—	(219,228)
Repayment of mortgages, capital leases and notes and other payables	(38,849)	(161,901)
Issuance of common shares, net of costs	300,040	101,140
Dividends paid to common and preferred shareholders	(197,750)	(178,413)
Distributions to and redemptions of noncontrolling interests	(9,025)	(7,548)
Redemption of redeemable noncontrolling interests	(13,023)	—
Net cash provided by (used in) financing activities	229,680	(9,758)
Increase (decrease) in cash and cash equivalents	80,235	(35,087)
Cash and cash equivalents at beginning of year	21,046	47,951
Cash and cash equivalents at end of period	$101,281	$12,864

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$83,803	$83,485
Interest capitalized	(12,660)	(14,139)
Interest expense	$71,143	$69,346
Cash paid for interest, net of amounts capitalized (1)	$66,921	$91,319
Cash paid for income taxes	$300	$274
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$34,385	$18,666
DownREIT operating partnership units redeemed for common shares	$18,679	$—
DownREIT operating partnership units issued with acquisition	$—	$7,742
Shares issued under dividend reinvestment plan	$1,523	$1,468
(1) 2015 includes $19.2 million related to early extinguishment of debt.

NOTE 3—REAL ESTATE
As of December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. The Partnership owned six retail real estate properties and we accounted for our interest in the Partnership using the equity method. On January 13, 2016, we acquired Clarion's 70% interest in the Partnership for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties and, effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expenses" on the consolidated statement of comprehensive income for the nine months ended September 30, 2016.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.5 million.
On July 26, 2016, we acquired an additional building in the Coconut Grove neighborhood of Miami, Florida for $5.9 million through our CocoWalk LLC entity. In total, we incurred $0.2 million in acquisition costs which are included in "general and administrative expenses" on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016.

NOTE 4—DEBT
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans had a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. Under the amended credit facility, the spread over LIBOR is 82.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
On July 12, 2016, we issued $250.0 million of fixed rate senior unsecured notes that mature on August 1, 2046 and bear interest at 3.625%. The notes were offered at 97.756% of the principal amount with a yield to maturity of 3.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were $241.8 million.

During the three and nine months ended September 30, 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $95.0 million and $251.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.3% for both periods. During the three and nine months ended September 30, 2016, the weighted average borrowings outstanding were $10.2 million and $103.3 million, respectively. At September 30, 2016, there was no outstanding balance. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2016, we were in compliance with all debt covenants.

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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$761,979	$779,867	$823,045	$833,931
Senior notes and debentures	$1,975,988	$2,153,692	$1,732,551	$1,786,758

As of September 30, 2016, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $2.9 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2016, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2016 was a liability of $5.4 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and nine months ended September 30, 2016, the change in valuation on our interest rate swaps resulted in a $1.9 million decrease and a $1.3 million increase in our derivative liability, respectively, (including $0.8 million and $2.6 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$5,394	$—	$5,394	$—	$4,110	$—	$4,110

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 763,797 downREIT operating partnership units are outstanding which have a total fair value of $117.6 million, based on our closing stock price on September 30, 2016.
On February 12, 2016, we acquired the 10% noncontrolling interest of a partnership which owns a project in southern California for $13.0 million, bringing our ownership interest to 100%.
During the quarter ended September 30, 2016, the legal liability period relating to our latent defect warranty on condominiums sold at Santana Row expired. Upon expiration, we released the remaining $4.9 million warranty reserve which is included in "gain on sale of real estate and change in control of interests" in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2016		2015
	Declared	Paid	Declared	Paid
Common shares	$2.860	$2.820	$2.680	$2.610
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2016, we issued 346,555 common shares at a weighted average price per share of $159.38 for net cash proceeds of $54.6 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2016, we issued 950,171 common shares at a weighted average price per share of $155.48 for net cash proceeds of $146.1 million and paid $1.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2016, we had the capacity to issue up to $42.4 million in common shares under our ATM equity program.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Minimum rents
Retail and commercial	$137,009	$127,564	$409,027	$377,565
Residential	12,886	10,752	36,476	31,693
Cost reimbursement	40,565	36,272	119,004	110,694
Percentage rent	2,315	3,374	7,866	8,641
Other	4,694	3,600	13,339	10,019
Total rental income	$197,469	$181,562	$585,712	$538,612

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	2016	2015	2016	2015
	(In millions)		(In millions)
Straight-line rents	$1.5	$1.9	$6.2	$5.0
Amortization of above market leases	$(1.7)	$(1.4)	$(5.3)	$(3.3)
Amortization of below market leases	$2.2	$2.0	$6.5	$5.2

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Grants of shares and options	$2,766	$2,870	$8,818	$9,451
Capitalized share-based compensation	(375)	(212)	(1,002)	(660)
Share-based compensation expense	$2,391	$2,658	$7,816	$8,791

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended September 30, 2016 and 2015, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. For the nine months ended September 30, 2016 and 2015, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and nine months ended September 30, 2016 and 2015. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$56,253	$54,550	$166,701	$136,917
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Net income attributable to noncontrolling interests	(1,982)	(2,103)	(5,961)	(6,161)
Less: Earnings allocated to unvested shares	(170)	(221)	(534)	(638)
Income from continuing operations available for common shareholders	53,965	52,090	159,800	129,712
Gain on sale of real estate and change in control of interests, net	4,706	—	31,133	11,509
Net income available for common shareholders, basic and diluted	$58,671	$52,090	$190,933	$141,221
DENOMINATOR
Weighted average common shares outstanding—basic	71,319	69,006	70,626	68,637
Stock options	170	175	178	184
Weighted average common shares outstanding—diluted	71,489	69,181	70,804	68,821

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.75	$2.26	$1.89
Gain on sale of real estate and change in control of interests, net	0.07	—	0.44	0.17
	$0.82	$0.75	$2.70	$2.06
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.75	$2.26	$1.88
Gain on sale of real estate and change in control of interests, net	0.07	—	0.44	0.17
	$0.82	$0.75	$2.70	$2.05
Income from continuing operations attributable to the Trust	$54,271	$52,447	$160,740	$130,756

NOTE 11—SUBSEQUENT EVENTS
On October 1, 2016 we repaid the $9.4 million Escondido municipal bonds at par.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.4 million square feet. In total, the real estate projects were 94.3% leased and 93.1% occupied at September 30, 2016.
2016 Significant Property Acquisitions and Disposition
On January 13, 2016, we acquired our partner's 70% interest in our joint venture arrangement (the "Partnership") with affiliates of a discretionary fund created and advised by Clarion Partners ("Clarion") for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties, and effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016 and included in "general and administrative expenses" on the consolidated statement of comprehensive income for the nine months ended September 30, 2016.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.5 million.
On July 26, 2016, we acquired an additional building in the Coconut Grove neighborhood of Miami, Florida for $5.9 million through our CocoWalk LLC entity. In total, we incurred $0.2 million in acquisition costs which are included in "general and administrative expenses" on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2016.
2016 Significant Debt and Equity Transactions
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans have a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. Under the amended credit facility, the spread over LIBOR is 82.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.

On July 12, 2016, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2046 and bear interest at 3.625%. The notes were offered at 97.756% of the principal amount with a yield to maturity of 3.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were $241.8 million.
On October 1, 2016 we repaid the $9.4 million Escondido municipal bonds at par.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2016, we issued 346,555 common shares at a weighted average price per share of $159.38 for net cash proceeds of $54.6 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2016, we issued 950,171 common shares at a weighted average price per share of $155.48 for net cash proceeds of $146.1 million and paid $1.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2016, we had the capacity to issue up to $42.4 million in common shares under our ATM equity program.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $289 million and $7 million, respectively, for the nine months ended September 30, 2016, and $174 million and $5 million, respectively, for the nine months ended September 30, 2015. We capitalized external and internal costs related to other property improvements of $39 million and $2 million, respectively, for the nine months ended September 30, 2016, and $25 million and $1 million for the nine months ended September 30, 2015. We capitalized external and internal costs related to leasing activities of $7 million and $4 million, respectively, for the nine months ended September 30, 2016, and $11 million and $4 million, respectively, for the nine months ended September 30, 2015. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $2 million, and $4 million, respectively, for the nine months ended September 30, 2016, and $5 million, $1 million, and $4 million, respectively, for the nine months ended September 30, 2015. Total capitalized costs were $348 million and $221 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces. We believe the locations of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2016, no single tenant accounted for more than 3.1% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $203 million that we expect to stabilize between 2016 and 2018.
We continue our ongoing redevelopment efforts at Santana Row, which currently includes a six story 234,500 square foot office building with 670 parking spaces that is pre-leased to Splunk Inc. The building is expected to cost between $110 and $115 million and stabilize in the fourth quarter of 2016. We are also proceeding with an eight story 284,000 square foot office building which will include 29,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 and $215 million and to deliver in 2019. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term multi-phased mixed-use development project we expect to be involved in over the coming years. The carrying value of this project at September 30, 2016 is approximately $501 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities. The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. The retail and office space in Phase I are fully delivered and are 100% leased. Total costs for Phase I of Assembly Row are $196 million.
We are also proceeding with development of Phase II of Assembly Row which will include 161,000 square feet of retail space, a 159 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we are a partner. Total expected costs range from $270 million to $285 million and delivery is expected in late 2017/2018. Phase II is also expected to include 122 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option, which was exercised and is expected to close in 2017. Partners HealthCare commenced construction on this new building in September 2014 and during the second quarter of 2016, started relocating its employees to Assembly Row.
Including costs incurred in the first nine months of 2016, we expect to invest between $130 million and $150 million in Assembly Row in 2016.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use development project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 159,000 square feet of retail space and 80,000 square feet of office space. In late June 2014, our 174 unit residential building opened and achieved stabilized occupancy in the 1st quarter 2015. As of September 30, 2016, the retail space, office space, and the units in the second residential building in Phase I have been delivered. We expect Phase I to reach stabilized occupancy in the fourth quarter of 2016. Total expected costs for Phase I of Pike & Rose range from $265 million to $270 million of which $264 million has been incurred to date.
Additionally, we are proceeding with development of Phase II of Pike & Rose, for which building construction has commenced. Phase II will include approximately 216,000 square feet of retail space, a 177 room select-service hotel and 272 residential units. Total expected costs range from $200 million to $207 million and delivery is expected in 2017/2018. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II is also expected to include 99 for-sale condominium units with an expected cost of $53 million to $58 million.
Including costs incurred in the first nine months of 2016, we expect to invest between $100 million and $115 million in Pike & Rose in 2016.
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
At September 30, 2016, the leasable square feet in our properties was 93.1% occupied and 94.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the third quarter of 2016, we signed leases for a total of 453,000 square feet of retail space including 427,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis and 27% on a straight-line basis. New leases for comparable spaces were signed for 168,000 square feet at an average rental increase of 21% on a cash basis and 35% on a straight-line basis. Renewals for comparable spaces were signed for 259,000 square feet at an average rental increase of 9% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $63.57 per square foot for new leases and $17.75 per square foot for renewals for the three months ended September 30, 2016.
For the nine months ended September 30, 2016, we signed leases for a total of 1,340,000 square feet of retail space including 1,199,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 428,000 square feet at an average rental increase of 22% on a cash basis and 36% on a straight-line basis. Renewals for comparable spaces were signed for 771,000 square feet at an average rental increase of 8% on a cash basis and 19% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $62.01 per square foot for new leases and $12.03 per square foot for renewals for the nine months ended September 30, 2016.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and nine months ended September 30, 2016, all or a portion of 77 and 76 properties, respectively, were considered same-center and sixteen were considered redevelopment or expansion. For the nine months ended September 30, 2016, one property was moved from same-center to redevelopment, compared to the designations as of December 31, 2015. For the three months ended September 30, 2016, one property was moved from redevelopment to same-center and one property was moved from acquisitions to redevelopment. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$197,469	$181,562	$15,907	8.8%
Other property income	2,759	2,479	280	11.3%
Mortgage interest income	929	1,211	(282)	(23.3)%
Total property revenue	201,157	185,252	15,905	8.6%
Rental expenses	38,588	34,439	4,149	12.0%
Real estate taxes	24,973	21,804	3,169	14.5%
Total property expenses	63,561	56,243	7,318	13.0%
Property operating income	137,596	129,009	8,587	6.7%
Other interest income	105	6	99	1,650.0%
Income from real estate partnerships	—	360	(360)	(100.0)%
Interest expense	(24,313)	(21,733)	(2,580)	11.9%
General and administrative expense	(8,232)	(9,374)	1,142	(12.2)%
Depreciation and amortization	(48,903)	(43,718)	(5,185)	11.9%
Total other, net	(81,343)	(74,459)	(6,884)	9.2%
Income from continuing operations	56,253	54,550	1,703	3.1%
Gain on sale of real estate	4,945	—	4,945	100.0%
Net income	61,198	54,550	6,648	12.2%
Net income attributable to noncontrolling interests	(2,221)	(2,103)	(118)	5.6%
Net income attributable to the Trust	$58,977	$52,447	$6,530	12.5%

Property Revenues
Total property revenue increased $15.9 million, or 8.6%, to $201.2 million in the three months ended September 30, 2016 compared to $185.3 million in the three months ended September 30, 2015. The percentage occupied at our shopping centers decreased to 93.1% at September 30, 2016 compared to 95.1% at September 30, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $15.9 million, or 8.8%, to $197.5 million in the three months ended September 30, 2016 compared to $181.6 million in the three months ended September 30, 2015 due primarily to the following:

•	an increase of $4.6 million attributable to properties acquired in 2015 and 2016,

•	an increase of $3.8 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $3.3 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015 and early 2016,

•
an increase of $2.6 million at redevelopment properties due primarily to the lease-up of The Point at Plaza El Segundo, as well as four of our other retail redevelopments, partially offset by lower occupancy as we start redeveloping centers, and

•
an increase of $2.5 million at same-center properties due primarily to higher rental rates of approximately $3.3 million and $1.6 million of higher recoveries due primarily to higher real estate taxes, partially offset by lower occupancy impacts of $1.3 million and lower percentage rent of $1.0 million, partially offset by

•	a decrease of $0.9 million due to the sale of our Courtyard Shops property in November 2015.

Property Expenses
Total property expenses increased $7.3 million, or 13.0%, to $63.6 million in the three months ended September 30, 2016 compared to $56.2 million in the three months ended September 30, 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.1 million, or 12.0%, to $38.6 million in the three months ended September 30, 2016 compared to $34.4 million in the three months ended September 30, 2015. This increase is primarily due to the following:

•	an increase of $1.6 million attributable to properties acquired in 2015 and 2016,

•	an increase of $1.1 million at same-center and redevelopment properties primarily due to repairs and maintenance and other operating costs,

•	an increase of $0.7 million in bad debt expense due to the 2015 reversal of the valuation allowance remaining on a mortgage note receivable which was repaid in full in August 2015,

•	an increase of $0.6 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and

•	an increase of $0.4 million from Pike & Rose, primarily related to the new 319 unit residential building.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 19.3% in the three months ended September 30, 2016 from 18.7% in the three months ended September 30, 2015.
Real Estate Taxes
Real estate tax expense increased $3.2 million, or 14.5%, to $25.0 million in the three months ended September 30, 2016 compared to $21.8 million in the three months ended September 30, 2015 due primarily to:

•	an increase of $1.8 million due primarily to higher assessments at same-center properties,

•	an increase of $0.5 million due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $0.4 million from the acquisition of the Shops at Sunset Place in October 2015,

•	an increase of $0.3 million from Assembly Row and Pike & Rose, and

•	an increase of $0.3 million from redevelopment properties.
Property Operating Income
Property operating income increased $8.6 million, or 6.7%, to $137.6 million in the three months ended September 30, 2016 compared to $129.0 million in the three months ended September 30, 2015. This increase is primarily due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, Assembly Row and Pike & Rose, the acquisition of the Shops at Sunset Place property in October 2015, and growth in earnings at same-center and redevelopment properties, partially offset by the sale of our Courtyard Shops property in November 2015.
Other
Income From Real Estate Partnerships
The decrease in income from real estate partnerships is the result of our obtaining control of the six Clarion joint venture properties on January 13, 2016 (see discussion in Note 3 to the consolidated financial statements). Prior to this transaction, the properties were accounted for under the equity method of accounting.
Interest Expense
Interest expense increased $2.6 million, or 11.9%, to $24.3 million in the three months ended September 30, 2016 compared to $21.7 million in the three months ended September 30, 2015. This increase is due primarily to the following:

•	an increase of $2.5 million due to higher borrowings primarily attributable to the 3.625% senior notes issued in July 2016, and

•	an increase of $0.2 million due to a higher overall weighted average borrowing rate, partially offset by

•	an increase of $0.1 million in capitalized interest.

Gross interest costs were $29.0 million and $26.3 million in the three months ended September 30, 2016 and 2015, respectively. Capitalized interest was $4.7 million and $4.6 million in the three months ended September 30, 2016 and 2015, respectively.
General and Administrative
General and administrative expense decreased $1.1 million, or 12.2%, to $8.2 million in the three months ended September 30, 2016 from $9.4 million in the three months ended September 30, 2015. The decrease is primarily due to lower transaction and incentive compensation costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.2 million, or 11.9%, to $48.9 million in the three months ended September 30, 2016 from $43.7 million in the three months ended September 30, 2015. This increase is due primarily to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, redevelopment properties, Assembly Row and Pike & Rose, and the acquisition of the Shops at Sunset Place property in October 2015.
Gain on Sale of Real Estate
The $4.9 million gain on sale of real estate for the three months ended September 30, 2016 is due to the reversal of the unused portion of the warranty reserve for condominium units at Santana Row, as the statutorily mandated latent construction defect period ended in third quarter 2016 and no further claims have been filed.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$585,712	$538,612	$47,100	8.7%
Other property income	8,559	9,364	(805)	(8.6)%
Mortgage interest income	3,211	3,529	(318)	(9.0)%
Total property revenue	597,482	551,505	45,977	8.3%
Rental expenses	118,385	108,501	9,884	9.1%
Real estate taxes	71,164	62,865	8,299	13.2%
Total property expenses	189,549	171,366	18,183	10.6%
Property operating income	407,933	380,139	27,794	7.3%
Other interest income	285	109	176	161.5%
Income from real estate partnerships	41	986	(945)	(95.8)%
Interest expense	(71,143)	(69,346)	(1,797)	2.6%
Early extinguishment of debt	—	(19,072)	19,072	(100.0)%
General and administrative expense	(25,278)	(27,526)	2,248	(8.2)%
Depreciation and amortization	(145,137)	(128,373)	(16,764)	13.1%
Total other, net	(241,232)	(243,222)	1,990	(0.8)%
Income from continuing operations	166,701	136,917	29,784	21.8%
Gain on sale of real estate and change in control of interests	32,458	11,509	20,949	182.0%
Net income	199,159	148,426	50,733	34.2%
Net income attributable to noncontrolling interests	(7,286)	(6,161)	(1,125)	18.3%
Net income attributable to the Trust	$191,873	$142,265	$49,608	34.9%

Property Revenues
Total property revenue increased $46.0 million, or 8.3%, to $597.5 million in the nine months ended September 30, 2016 compared to $551.5 million in the nine months ended September 30, 2015. The percentage occupied at our shopping centers decreased to 93.1% at September 30, 2016 compared to 95.1% at September 30, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $47.1 million, or 8.7%, to $585.7 million in the nine months ended September 30, 2016 compared to $538.6 million in the nine months ended September 30, 2015 due primarily to the following:

•	an increase of $16.6 million attributable to properties acquired in 2015 and 2016,

•	an increase of $11.1 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $9.6 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015 and early 2016,

•
an increase of $7.7 million at redevelopment properties due primarily to the lease-up of The Point at Plaza El Segundo, as well as four of our other retail redevelopments, partially offset by lower occupancy as we start redeveloping centers, and

•
an increase of $6.7 million at same-center properties due primarily to higher rental rates of approximately $10.8 million, higher recoveries of $1.2 million primarily the net result of higher real estate tax expense and lower snow removal expense, partially offset by lower occupancy of approximately $3.3 million, and lower percentage rent of $1.3 million.

partially offset by

•	a decrease of $4.3 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other Property Income
Other property income decreased $0.8 million, or 8.6%, to $8.6 million in the nine months ended September 30, 2016 compared to $9.4 million in the nine months ended September 30, 2015. The decrease is primarily due to a decrease in management fee income as we no longer earn fees on the former Clarion joint venture properties.
Property Expenses
Total property expenses increased $18.2 million, or 10.6%, to $189.5 million in the nine months ended September 30, 2016 compared to $171.4 million in the nine months ended September 30, 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $9.9 million, or 9.1%, to $118.4 million in the nine months ended September 30, 2016 compared to $108.5 million in the nine months ended September 30, 2015. This increase is primarily due to the following:

•	an increase of $5.4 million attributable to properties acquired in 2015 and 2016,

•	an increase of $2.4 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $2.2 million from Assembly Row and Pike & Rose as portions of both projects opened throughout 2015 and early 2016,

•	an increase of $1.8 million at redevelopment properties due primarily to the lease-up of several of our retail redevelopments, and

•	an increase of $1.0 million in bad debt expense due to the 2015 reversal of the valuation allowance remaining on a mortgage note receivable which was repaid in full in August 2015, partially offset by

•	a decrease of $1.8 million at same-center properties primarily attributable to lower snow removal costs, and

•	a decrease of $1.0 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.9% in the nine months ended September 30, 2016 from 19.8% in the nine months ended September 30, 2015.
Real Estate Taxes
Real estate tax expense increased $8.3 million, or 13.2%, to $71.2 million in the nine months ended September 30, 2016 compared to $62.9 million in the nine months ended September 30, 2015 due primarily to the following:

•	an increase of $3.1 million due to higher assessments at same-center properties,

•	an increase of $2.2 million from properties acquired in 2015 and 2016,

•	an increase of $1.4 million due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $1.3 million related to Assembly Row and Pike & Rose, and

•	an increase of $0.9 million from redevelopment properties,
partially offset by

•	a decrease of $0.7 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Property Operating Income
Property operating income increased $27.8 million, or 7.3%, to $407.9 million in the nine months ended September 30, 2016 compared to $380.1 million in the nine months ended September 30, 2015. This increase is primarily due to growth in earnings at same-center and redevelopment properties, properties acquired in 2015, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and portions of Assembly Row and Pike & Rose opening through 2015 and early 2016, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Income From Real Estate Partnerships
The decrease in income from real estate partnerships is the result of our obtaining control of the six Clarion joint venture properties on January 13, 2016 (see discussion in Note 3 to the consolidated financial statements). Prior to this transaction, the properties were accounted for under the equity method of accounting.
Interest Expense
Interest expense increased $1.8 million, or 2.6%, to $71.1 million in the nine months ended September 30, 2016 compared to $69.3 million in the nine months ended September 30, 2015. This increase is due primarily to the following:

•	an increase of $7.3 million due to higher borrowings, and

•	a decrease of $1.5 million in capitalized interest due primarily to the opening of Phase I of Assembly Row and Pike & Rose, partially offset by capitalized interest on current redevelopment projects.
partially offset by

•	a decrease of $6.9 million due to a lower overall weighted average borrowing rate,
Gross interest costs were $83.8 million and $83.5 million in the nine months ended September 30, 2016 and 2015, respectively. Capitalized interest was $12.7 million and $14.1 million in the nine months ended September 30, 2016 and 2015, respectively.
Early Extinguishment of Debt
The $19.1 million of early extinguishment of debt in the nine months ended September 30, 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes in the second quarter of 2015, partially offset by the related write-off of unamortized premium and debt fees.
General and Administrative Expense
General and administrative expenses decreased $2.2 million, or 8.2%, to $25.3 million for the nine months ended September 30, 2016, compared to $27.5 million in the nine months ended September 30, 2015.  The decrease is primarily due to lower transaction and incentive compensation costs.
Depreciation and Amortization
Depreciation and amortization expense increased $16.8 million, or 13.1%, to $145.1 million in the nine months ended September 30, 2016 from $128.4 million in the nine months ended September 30, 2015. This increase is due primarily the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, Assembly Row and Pike & Rose, properties acquired in 2015, and redevelopment properties.
Gain on Sale of Real Estate and Change in Control of Interests
The $32.5 million gain on sale of real estate and change in control of interests is primarily the result of our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties (see discussion in Note 3 to the consolidated financial statements). The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain of $25.7 million upon obtaining the controlling interest. The nine months ended September 30, 2016 also included a $1.8 million gain related to the May 2016 sale of a building in Coconut Grove, Florida by an unconsolidated joint venture (our share of the gain, net of noncontrolling interests, was $0.5 million) and a $4.9 million gain due to the reversal of the warranty reserve for condominium units at Santana Row, as the statutorily mandated latent construction defect period ended in third quarter 2016 and no further claims have been filed.
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
At September 30, 2016, we had cash and cash equivalents of $101.3 million and no outstanding balance on our unsecured revolving credit facility. On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2016, we had the capacity to issue up to $42.4 million in common shares under our ATM equity program.
For the nine months ended September 30, 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $251.5 million, the weighted average amount of borrowings outstanding was $103.3 million and the weighted average interest rate, before amortization of debt fees, was 1.3%. On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, for net cash proceeds of $149.3 million. On July 12, 2016, we issued $250.0 million of fixed rate senior unsecured notes that mature on August 1, 2046 and bear interest at 3.625% for net proceeds after issuance discounts, underwriting fees, and other costs of $241.8 million. We also repaid the $9.4 million unsecured Escondido municipal bonds on October 1, 2016. For the remainder of 2016, we have no further debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$288,972	$261,150
Cash used in investing activities	(438,417)	(286,479)
Cash provided by (used in) financing activities	229,680	(9,758)
Increase (decrease) in cash and cash equivalents	80,235	(35,087)
Cash and cash equivalents, beginning of year	21,046	47,951
Cash and cash equivalents, end of period	$101,281	$12,864

Net cash provided by operating activities increased $27.8 million to $289.0 million during the nine months ended September 30, 2016 from $261.2 million during the nine months ended September 30, 2015. The increase was primarily attributable to higher net income before certain non-cash items, timing of interest payments, and timing of payments from tenants, partially offset by higher escrow account balances.
Net cash used in investing activities increased $151.9 million to $438.4 million during the nine months ended September 30, 2016 from $286.5 million during the nine months ended September 30, 2015. The increase was primarily attributable to:

•	a $95.1 million increase in capital investments and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row, and other current redevelopments,

•	$45.8 million in proceeds from the sale of our Houston Street property in April 2015, and

•
a $14.0 million increase in acquisitions of real estate primarily due to the January 2016 acquisition of Clarion's 70% interest in our unconsolidated real estate partnership, partially offset by the 2015 acquisitions of San Antonio Center and CocoWalk.

Net cash provided by financing activities increased $239.4 million to $229.7 million during the nine months ended September 30, 2016 from $9.8 million used during the nine months ended September 30, 2015. The increase was primarily attributable to:

•	the April 2015 redemption of $200 million of senior notes with a make-whole premium of $19.2 million in April 2015,

•
a $198.9 million increase in net proceeds from the issuance of common shares as we issued 1.0 million common shares at $149.43 per share in an underwritten public offering on March 7, 2016, and we sold 1.0 million common shares under our ATM equity program at a weighted average price of $155.48 during the nine months ended September 30, 2016, compared to 0.8 million shares at a weighted average price of $134.21 in the nine months ended September 30, 2015, and

•
a $123.1 million decrease in repayment of mortgages, capital leases, and notes payable due to the payoff of $34.4 million of mortgage loans on April 1, 2016, compared to the payoff of six mortgages totaling $147.0 million in August 2015.

partially offset by

•
$241.8 million in net proceeds from the issuance of 3.625% senior notes in July 2016, compared to $456.2 million in net proceeds from the re-opening of the 4.5% senior notes in March 2015 and the issuance of 2.55% senior notes in September 2015,

•	a $53.5 million increase in net repayments in 2016 on our revolving credit facility,

•	a $19.3 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$13.0 million acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2016:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2016	Stated Interest Rate as of September 30, 2016	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Plaza El Segundo	Acquired	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	42,797	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,852	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,395	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	68,960	5.62%	September 1, 2020
29th Place	Acquired	4,604	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	73,133	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,650	5.36%	January 15, 2031
Subtotal		467,596
Net unamortized premium and debt issuance costs		5,894
Total mortgages payable		473,490
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,320	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds)	9,400	9,400	0.61%	October 1, 2016
Revolving credit facility (2)	800,000	—	LIBOR + 0.825%	April 20, 2020
Subtotal		289,720
Net unamortized debt issuance costs		(1,231)
Total notes payable		288,489

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		1,994,200
Net unamortized premium and debt issuance costs		(18,212)
Total senior notes and debentures		1,975,988
Capital lease obligations
Various		71,597	Various	Various through 2106
Total debt and capital lease obligations		$2,809,564
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2016 was $251.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.3%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2016, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2016:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2016	$9,432		$1,267	$11	$10,710
2017	457		222,469	34	222,960
2018	275,507		15,477	37	$291,021
2019	561		25,006	42	25,609
2020	150,623	(1)	$64,687	46	$215,356
Thereafter	1,847,340		138,690	71,427	2,057,457
	$2,283,920		$467,596	$71,597	$2,823,113	(2)
_____________________

1)	As of September 30, 2016, there was no outstanding balance under our $800.0 million revolving credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium and debt issuance costs on mortgage loans, notes payable, and senior notes as of September 30, 2016.

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
As of September 30, 2016, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2016, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$61,198	$54,550	$199,159	$148,426
Net income attributable to noncontrolling interests	(2,221)	(2,103)	(7,286)	(6,161)
Gain on sale of real estate and change in control of interests, net	(4,706)	—	(31,133)	(11,509)
Depreciation and amortization of real estate assets	42,779	38,603	126,806	113,613
Amortization of initial direct costs of leases	4,260	3,689	12,729	10,805
Funds from operations	101,310	94,739	300,275	255,174
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	750	879	2,397	2,520
Income attributable to unvested shares	(263)	(325)	(826)	(899)
Funds from operations available for common shareholders (1)	$101,661	$95,157	$301,440	256,389
Weighted average number of common shares, diluted (2)	72,254	70,115	71,642	69,761

Funds from operations available for common shareholders, per diluted share (1)	$1.41	$1.36	$4.21	$3.68
_____________________

(1)
If the $19.1 million early extinguishment of debt charge incurred in the second quarter of 2015 was excluded, our FFO available for common shareholders for the nine months ended September 30, 2015 would have been $275.4 million and FFO available for common shareholders, per diluted share would have been $3.95.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2016, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2016, we had $2.7 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $200.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $235.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2016, we had $9.4 million of variable rate debt outstanding which was repaid at par on October 1, 2016.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended September 30, 2016, we redeemed 4,968 downREIT operating partnership units for common shares.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

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

FEDERAL REALTY INVESTMENT TRUST

November 2, 2016	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

November 2, 2016	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
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

10.36	Severance Agreement between the Trust and Daniel Guglielmone dated August 15, 2016 (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

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