Form 10-K
period 2016-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2017-02-13
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2016 was $11.8 billion.
The number of Registrant’s common shares outstanding on February 8, 2017 was 72,105,659.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2016 annual meeting of shareholders to be held in May 2017 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.6 million square feet. In total, the real estate projects were 94.4% leased and 93.3% occupied at December 31, 2016. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 49 consecutive years.
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

•	developing local and regional market expertise in order to capitalize on market and retailing trends;

•	leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants;

•	providing exceptional customer service; and

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
Employees
At February 8, 2017, we had 312 full-time employees and 17 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. We currently are experiencing higher levels of anchor vacancy and expect this will persist over the next few years while we are actively releasing vacant space, and in some cases, redeveloping the shopping center. Our anchor tenant space is currently 97.1% leased and 96.3% occupied. We also have seen an overall decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.
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
As of December 31, 2016, we had approximately $2.8 billion of debt outstanding. Of that outstanding debt, approximately $466.3 million was secured by all or a portion of nine of our real estate projects and approximately $71.6 million represented capital lease obligations on four of our properties. All of our debt outstanding as of December 31, 2016 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2016, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms
Our credit worthiness is rated by nationally recognized credit rating agencies. The credit ratings assigned are based on our operating performance, liquidity and leverage ratios, financial condition and prospects, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit rating can affect the amount of capital we access, as well as the terms of certain existing and future financing we obtain. Since we depend on debt financing to fund the growth of our business, an adverse change in our credit rating, including actual changes in outlook, or even the initiation of review of our credit rating that could result in an adverse change, could have a material adverse effect on us.

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
During 2016, construction continued on the development of Phase II at both Assembly Row and Pike & Rose. At Santana Row, we continue our on-going redevelopment efforts, completed construction of a new 234,500 square foot office building that is pre-leased to Splunk Inc., and are also proceeding with construction of an eight story 284,000 square foot office building, which will include 29,000 square feet of retail space and 1,300 parking spaces. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	delivery of residential product (both rental units and for sale condominium units) into uncertain residential environments may result in lower rents or sale prices than underwritten;

•	substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects, including public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	failure or inability of partners to perform on hotel joint ventures;

•	the third-party developer of office or other buildings may not deliver or may encounter delays in delivering space as planned;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

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
Of our approximately $2.8 billion of debt outstanding as of December 31, 2016, approximately $275.0 million bears interest at variable rates which is effectively fixed at 2.62% through two interest rate swap agreements. We have an $800.0 million revolving credit facility, on which no balance is outstanding at December 31, 2016, that bears interest at LIBOR plus 82.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2016, we held nine predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, we have entered into a joint venture agreement related to the hotel component of Phase II of our Pike & Rose and Assembly Row development projects. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2016, we held the controlling interests in all of our existing co-investments (except the hotel investments discussed above), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda and recently issued standards that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2016, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.6 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single property accounted for over 10% of our 2016 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2016, we had approximately 2,900 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 3.1% of our annualized base rent as of December 31, 2016. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 96 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2016.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	20	4,394,000	19.4%
California	14	4,137,000	18.3%
Virginia	16	3,735,000	16.5%
Pennsylvania(1)	10	2,300,000	10.2%
Massachusetts	9	2,052,000	9.1%
New Jersey	6	1,721,000	7.6%
Florida	4	1,355,000	6.0%
New York	6	1,248,000	5.5%
Illinois	4	753,000	3.3%
Connecticut	3	397,000	1.7%
Michigan	1	217,000	1.0%
District of Columbia	2	168,000	0.7%
North Carolina	1	153,000	0.7%
Total	96	22,630,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $29.9 million secured by multiple buildings in Manayunk, Pennsylvania.
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

Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2016, represented approximately 6.6% of total rental income.
The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2016 for each of the 10 years beginning with 2017 and after 2026 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2016.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2017	1,365,000	7%	$39,813,000	7%
2018	2,789,000	13%	69,380,000	12%
2019	2,814,000	13%	70,995,000	12%
2020	2,209,000	11%	58,764,000	10%
2021	2,522,000	12%	71,346,000	13%
2022	2,476,000	12%	58,671,000	10%
2023	1,027,000	5%	32,492,000	6%
2024	1,111,000	5%	33,493,000	6%
2025	1,329,000	6%	38,095,000	7%
2026	843,000	4%	28,029,000	5%
Thereafter	2,566,000	12%	65,336,000	12%
Total	21,051,000	100%	$566,414,000	100%
Lease Rollovers
For 2016, we signed leases for a total of 1,688,000 square feet of retail space including 1,473,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 26% on a straight-line basis. New leases for comparable spaces were signed for 543,000 square feet at an average rental increase of 24% on a cash basis and 40% on a straight-line basis. Renewals for comparable spaces were signed for 930,000 square feet at an average rental increase of 7% on a cash basis and 17% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $66.47 per square foot for new leases and $10.28 per square foot for renewals in 2016.
For 2015, we signed leases for a total of 1,593,000 square feet of retail space including 1,405,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 17% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 547,000 square feet at an average rental increase of 22% on a cash basis and 35% on a straight-line basis. Renewals for comparable spaces were signed for 859,000 square feet at an average rental increase of 14% on a cash basis and 24% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $60.98 per square foot for new leases and $8.79 for renewal leases in 2015.
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

Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year and expect the volume for 2017 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2016. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	105,000	$44.41	81%	Shreve & Co.
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$44.18	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$27.37	91%	Sprouts Rite Aid Orchard Supply Hardware
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	439,000	$18.17	100%	Home Depot Michaels Pak-N-Save Target Nordstrom Rack Ashley Furniture Ulta
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$24.59	98%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	23,000	$42.27	100%
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	180,000	$33.98	91%	Marshalls La La Land DSW L.A. Fitness
Kings Court Los Gatos, CA 95032(4)(6)	1960	1998	79,000	$32.03	100%	Lunardi's Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$41.51	99%	Gap Banana Republic Anthropologie
Plaza El Segundo / The Point El Segundo, CA 90245(5)(8)	2006-2007, 2016	2011/2013	494,000	$43.26	96%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods Container Store
San Antonio Center Mountain View, CA 94040(4)(5)(6)	1958, 1964-1965, 1974-1975, 1995-1997	2015	376,000	$13.36	95%	Kohl's Walmart Trader Joe's 24 Hour Fitness Jo-Ann Stores
Santana Row San Jose, CA 95128(4)	2002, 2009, 2016	1997	888,000	49.81	99%	H&M Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia Splunk, Inc.
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	95%
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$76.01	94%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Center San Jose, CA 95129	1960-1966	2004	638,000	$17.96	96%	Nike Factory Target Walmart Neighborhood Market Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack J. Crew Gap Factory Store

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	266,000	$13.36	94%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013	95,000	$28.42	97%	Stop & Shop Equinox
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$70.15	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$29.01	100%	Marshalls DSW Maggiano's Nordstrom Rack
Sam's Park & Shop Washington, DC 20008	1930	1995	49,000	$45.16	86%	Petco
Florida
CocoWalk Coconut Grove, FL 33133(5)(11)	1990/1994, 1922-1973	2015/2016	222,000	$36.24	78%	Cinepolis Theaters Gap Youfit Health Club
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	196,000	$16.11	91%	Winn Dixie CVS
The Shops at Sunset Place South Miami, FL 33143(5)(8)	1999	2015	523,000	$21.43	84%	AMC Theaters L.A. Fitness Barnes & Noble GameTime Restoration Hardware Outlet
Tower Shops Davie, FL 33324	1989	2011/2014	414,000	$21.80	99%	Ulta Best Buy DSW Old Navy Ross Dress for Less TJ Maxx Trader Joe's
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$22.14	88%	Binny's Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	316,000	$12.67	99%	Bed, Bath & Beyond Petsmart Buy Buy Baby Michaels
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.85	98%	Mariano's Fresh Market Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$11.55	85%	Jewel Osco
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	534,000	$49.20	95%	Apple Computer Barnes & Noble Equinox Giant Food Landmark Theather
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	97%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	325,000	$40.09	97%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market Saks Fifth Avenue Off 5th Ulta
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	97%
Courthouse Center Rockville, MD 20852	1975	1997	35,000	$23.31	66%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$35.30	99%	Micro Center Ross Dress For Less TJ Maxx Trader Joe's

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Free State Shopping Center Bowie, MD 20715(12)	1970	2007	265,000	$18.51	90%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$27.51	94%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$19.56	100%	Aldi Dick's Sporting Goods
Laurel Laurel, MD 20707	1956	1986	389,000	$21.71	86%	L.A. Fitness Giant Food Marshalls
Montrose Crossing Rockville, MD 20852(5)(8)	1960-1979, 1996, 2011	2011/2013	364,000	$25.74	92%	A.C. Moore Giant Food Barnes & Noble Marshalls Value City Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$14.44	100%	Micro Center Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014	1982/2007/ 2012	251,000	$43.63	100%	iPic Theater Gap/Gap Kids Sport & Health Nike Bank of America
Pike & Rose Residential North Bethesda, MD 20852(10)	2014, 2016	1982/2007	493 units	N/A	96%
Plaza Del Mercado Silver Spring, MD 20906(12)	1969	2004	105,000	$30.91	91%	CVS Aldi
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	267,000	$23.37	95%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)(7)	2006-2007	2006/2007	187,000	$27.46	92%	CVS Gold's Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(8)	1960	1971	282 units	N/A	97%
THE AVENUE at White Marsh Baltimore, MD 21236(6)(8)	1997	2007	311,000	$24.27	99%	AMC Loews Old Navy Barnes & Noble A.C. Moore Ulta
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$49.25	96%
White Marsh Other Baltimore, MD 21236	1985	2007	73,000	$31.49	97%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$22.06	96%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	83,000	$97.30	98%	CVS Balducci's
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014	2005-2011/ 2013	761,000	$23.45	94%	AMC Theaters LEGOLAND Discovery Center Saks Fifth Avenue Off 5th Nike Factory J. Crew Legal on the Mystic Bed, Bath & Beyond TJ Maxx
Atlantic Plaza North Reading, MA 01864(12)	1960	2004	123,000	$16.25	92%	Stop & Shop
Campus Plaza Bridgewater, MA 02324(12)	1970	2004	116,000	$15.26	98%	Roche Brothers Burlington Coat Factory

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Chelsea Commons Chelsea, MA 02150(8)	1962-1969, 2008	2006-2008	222,000	$12.01	100%	Sav-A-Lot Home Depot Planet Fitness
Chelsea Commons Residential Chelsea, MA 02150	2013	2008	56 units	N/A	96%
Dedham Plaza Dedham, MA 02026	1959	1993/2016	241,000	$16.50	94%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$47.15	95%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.31	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$17.72	100%	HomeGoods TJ Maxx Big Y Foods
Saugus Plaza Saugus, MA 01906	1976	1996	169,000	$12.22	100%	Super Stop & Shop Kmart
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$12.04	100%	Bed, Bath & Beyond Best Buy Kroger DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	422,000	$20.13	68%	Barnes & Noble AMC Lowes Ulta
Brook 35 Sea Grit, NJ 08750(5)(6)(8)	1986, 2004	2014	98,000	$35.25	100%	Ann Taylor Banana Republic Coach Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$15.81	97%	Whole Foods Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)(7)	1975	2003	530,000	$24.25	98%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite Nordstrom Rack REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(6)(8)	1988, 1993 & 2007	2014	192,000	$44.77	100%	Lululemon Brooks Brothers Anthropologie Pottery Barn J. Crew Banana Republic Williams-Sonoma
Troy Parsippany-Troy, NJ 07054	1966	1980	211,000	$28.57	67%	L.A. Fitness
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$31.81	99%	Island of Gold Modell's AMC Loews Kohl's Michaels
Greenlawn Plaza Greenlawn, NY 11743 (12)	1975, 2004	2006	106,000	$17.63	94%	Greenlawn Farms Tuesday Morning
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$28.80	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	279,000	$25.74	99%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels Ulta
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$27.69	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	251,000	$26.58	95%	Dick's Sporting Goods Marshalls Macy's Backstage Field & Stream

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
North Carolina
Eastgate Crossing Chapel Hill, NC 27514	1963	1986	153,000	$24.25	94%	Stein Mart Trader Joe's Ulta
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	265,000	$15.55	93%	Acme Markets Kohl's Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	295,000	$24.47	100%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	156,000	$21.57	98%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)(7)	1958	1980	127,000	$17.82	98%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$16.79	98%	Marshalls Redner's Warehouse Market
Lawrence Park Broomall, PA 19008	1972	1980	364,000	$20.58	96%	Acme Markets TJ Maxx HomeGoods Brightwood Career Institute
Northeast Philadelphia, PA 19114	1959	1983	288,000	$12.57	87%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.86	89%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	211,000	$19.09	96%	Home Goods Marshalls Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	251,000	$27.48	100%	DSW Bed, Bath & Beyond Giant Food Old Navy
Virginia
29th Place Charlottesville, VA 22091(8)	1975-2001	2007	169,000	$17.80	97%	HomeGoods DSW Stein Mart Staples
Barcoft Plaza Falls Church, VA 22041(12)	1963, 1972, 1990, & 2000	2006/2007/ 2016	115,000	$24.52	90%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905	1958	1985	498,000	$26.36	98%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta Nike
Falls Plaza Falls Church, VA 22046	1960-1962	1967/1972	144,000	$34.88	97%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	260,000	$27.24	91%	Stein Mart Giant Food L.A. Fitness
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$46.61	98%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.09	92%	Giant Food Pier 1 Imports Office Depot Petsmart

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(6)	1966, 1972,1987 & 2001	2003/2006	569,000	$17.76	97%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold's Gym Staples DSW
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$38.98	100%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$24.87	98%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	299,000	$39.25	83%	Harris Teeter Bed, Bath & Beyond DSW TJ Maxx
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	164,000	$45.06	100%	DSW Staples TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.87	88%	Talbots L.A. Mart Total Wine & More
Tyson's Station Falls Church, VA 22043	1954	1978	49,000	$44.63	95%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)(7)	1940, 2006-2009	1995	266,000	$37.59	89%	AMC Loews Carlyle Grand Café Harris Teeter
Willow Lawn Richmond, VA 23230	1957	1983	462,000	$18.64	92%	Kroger Old Navy Ross Dress For Less Staples DSW
Total All Regions—Retail(9)			22,630,000	$26.91	94%
Total All Regions—Residential			1,867 units		96%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.

(2)
Average base rent is calculated as the aggregate, annualized in-place contractual (defined as cash basis excluding rent abatements) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces.

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

(7)	All or a portion of this property is subject to a capital lease obligation.

(8)	All or a portion of this property is encumbered by a mortgage loan.

(9)	Aggregate information is calculated on a GLA weighted-average basis.

(10)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(11)	This property includes partial interests in eight buildings in addition to our initial acquisition. See further discussion in Note 3 to the Financial Statements.

(12)
On January 13, 2016, we acquired the 70% controlling interest in these properties and now own the properties 100%. The year acquired reflects the year we first acquired an equity interest in the property.

ITEM 3.    LEGAL PROCEEDINGS
In November 2016, we were included as a defendant in a class action lawsuit related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. We were not named as a defendant in the litigation prior to the certification of the defendant class. In December 2015, the towing company defendant reached a settlement with the plaintiff class that resulted in a $22 million judgment being entered against them. After the judgment was entered, the Circuit Court for Montgomery County, Maryland certified a defendant class of approximately 600 property owners, including us. We believe this is the first time a Maryland court has certified a defendant class that has resulted in a complete denial of due process to the members of that class and together with the others, filed a Writ of Mandamus challenging the certification of the defendant class. The hearing of the Writ by the Court of Appeals is discretionary. Because of the specific facts and circumstances of our contractual relationship with the towing company, we do not believe we should have been included in the defendant class nor do we believe we should have any liability in this matter. We are currently pursuing all available legal remedies and intend to vigorously defend ourselves in the matter, including defenses based on the total lack of due process afforded to us to present our unique facts and circumstances. We believe our potential loss in this matter ranges from $0 to an undetermined share of the $22 million judgment. The judgment does not provide any guidance for how the judgment amount is to be shared amongst the defendant class.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2016
Fourth quarter	$148.74	$136.98	$0.980
Third quarter	$170.35	$153.93	$0.980
Second quarter	$165.55	$149.75	$0.940
First quarter	$158.96	$144.82	$0.940
2015
Fourth quarter	$149.96	$135.60	$0.940
Third quarter	$139.05	$124.96	$0.940
Second quarter	$149.20	$127.84	$0.870
First quarter	$150.27	$135.74	$0.870
On February 8, 2017, there were 2,706 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 49 consecutive years.
Our total annual dividends paid per common share for 2016 and 2015 were $3.80 per share and $3.55 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2017 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2016	2015
Ordinary dividend	$3.800	$3.515
Capital gain	—	0.035
	$3.800	$3.550
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2011, and ending December 31, 2016, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2016, there were no redemptions of operating partnership units. All other equity securities sold by us during 2016 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2016, 18,537 restricted common shares were forfeited by former employees.
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

	Year Ended December 31,
	2016		2015		2014		2013		2012
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$786,583		$727,812		$666,322		$620,089		$580,114
Property operating income(1)	$547,979		$510,595		$474,167		$446,959		$426,721
Operating income	$320,995		$300,154		$271,037		$254,161		$253,862
Income from continuing operations	$226,425		$190,094		$167,888		$137,811		$142,972
Gain on sale of real estate and change in control of interests	$32,458		$28,330		$4,401		$28,855		$11,860
Net income	$258,883		$218,424		$172,289		$167,608		$156,232
Net income attributable to the Trust	$249,910		$210,219		$164,535		$162,681		$151,925
Net income available for common shareholders	$249,369		$209,678		$163,994		$162,140		$151,384
Net cash provided by operating activities	$419,254		$359,835		$346,130		$314,498		$296,633
Net cash used in investing activities	$(590,221)		$(353,763)		$(396,150)		$(345,198)		$(273,558)
Net cash provided by (used in) financing activities	$173,289		$(32,977)		$9,044		$82,639		$(53,893)
Dividends declared on common shares	274,402		250,388		224,190		$198,965		$182,813
Weighted average number of common shares outstanding:
Basic	70,877		68,797		67,322		65,331		63,881
Diluted	71,049		68,981		67,492		65,483		64,056
Earnings per common share, basic:
Continuing operations	$3.07		$2.63		$2.35		$2.01		$2.15
Discontinued operations	—		—		—		0.38		0.02
Gain on sale of real estate and change in control of interests, net	0.44		0.41		0.07		0.08		0.19
Total	$3.51		$3.04		$2.42		$2.47		$2.36
Earnings per common share, diluted:
Continuing operations	$3.06		$2.62		$2.34		$2.00		$2.14
Discontinued operations	—		—		—		0.38		0.02
Gain on sale of real estate and change in control of interests, net	0.44		0.41		0.07		0.08		0.19
Total	$3.50		$3.03		$2.41		$2.46		$2.35
Dividends declared per common share	$3.84		$3.62		$3.30		$3.02		$2.84
Other Data:
Funds from operations available to common shareholders(2)	$406,359		$352,857		$327,597		$289,938		$277,237
EBITDA(3)	$547,088		$504,696		$447,495		$446,555		$410,918
Adjusted EBITDA(3)	$514,630		$476,366		$443,094		$417,700		$399,058
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)	4.8	x	3.9	x	3.5	x	3.3	x	3.3
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)	4.5	x	3.6	x	3.5	x	3.1	x	3.2

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$6,759,073	$6,064,406	$5,608,998	$5,149,463	$4,779,674
Total assets	$5,423,279	$4,896,559	$4,534,237	$4,208,727	$3,890,315
Mortgages payable and capital lease obligations	$542,707	$552,704	$633,955	$659,329	$831,022
Notes payable	$279,151	$341,961	$288,339	$298,736	$297,125
Senior notes and debentures	$1,976,594	$1,732,551	$1,474,749	$1,353,229	$1,072,204
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity	$2,075,835	$1,781,931	$1,692,556	$1,471,297	$1,310,593
Number of common shares outstanding	71,996	69,493	68,606	66,701	64,815

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

The reconciliation of operating income to property operating income is as follows:

	2016	2015	2014	2013	2012
	(In thousands)
Operating income	$320,995	$300,154	$271,037	$254,161	$253,862
General and administrative	33,399	35,645	32,316	31,970	31,158
Depreciation and amortization	193,585	174,796	170,814	160,828	141,701
Property operating income	$547,979	$510,595	$474,167	$446,959	$426,721

(2)
Funds from operations ("FFO") is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	2016	2015	2014	2013	2012
	(In thousands)
Net income	$258,883	$218,424	$172,289	$167,608	$156,232
Net income attributable to noncontrolling interests	(8,973)	(8,205)	(7,754)	(4,927)	(4,307)
Gain on sale of real estate and change in control of interests, net	(31,133)	(28,330)	(4,401)	(28,855)	(11,860)
Depreciation and amortization of real estate assets	169,198	154,232	154,060	146,377	127,124
Amortization of initial direct costs of leases	16,875	15,026	12,391	10,694	10,935
Funds from operations	404,850	351,147	326,585	290,897	278,124
Dividends on preferred shares	(541)	(541)	(541)	(541)	(541)
Income attributable to operating partnership units	3,145	3,398	3,027	888	943
Income attributable to unvested shares	(1,095)	(1,147)	(1,474)	(1,306)	(1,289)
Funds from operations available for common shareholders	$406,359	$352,857	$327,597	$289,938	$277,237

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
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2016	2015	2014	2013	2012
	(In thousands)
Net income	$258,883	$218,424	$172,289	$167,608	$156,232
Depreciation and amortization	193,585	174,796	170,814	161,099	142,039
Interest expense	94,994	92,553	93,941	104,977	113,336
Early extinguishment of debt	—	19,072	10,545	13,304	—
Other interest income	(374)	(149)	(94)	(433)	(689)
EBITDA	547,088	504,696	447,495	446,555	410,918
Gain on sale of real estate and change in control of interests	(32,458)	(28,330)	(4,401)	(28,855)	(11,860)
Adjusted EBITDA	$514,630	$476,366	$443,094	$417,700	$399,058

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $19.1 million, $10.5 million, and $13.3 million early extinguishment of debt charge from fixed charges in 2015, 2014, and 2013, respectively, the ratio of EBITDA and adjusted EBITDA to combined fixed charges and preferred share dividends is 4.5x and 4.3x, respectively, for 2015, 3.9x and 3.8x, respectively, for 2014, and 3.7x and 3.4x, respectively for 2013.
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

Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects comprising approximately 22.6 million square feet. In total, the real estate projects were 94.4% leased and 93.3% occupied at December 31, 2016. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 49 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2016 and 2015, our allowance for doubtful accounts was $11.9 million and $11.7 million, respectively. Historically, we have recognized bad debt expense between 0.3% and 1.3% of rental income and it was 0.3% in 2016. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $7.9 million.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2016 and 2015, accounts receivable includes approximately $80.6 million and $72.7 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
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
Land, buildings and real estate under development are recorded at cost. We calculate depreciation using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and major improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $420 million and $9 million, respectively, for 2016 and $232 million and $8 million, respectively, for 2015. We capitalized external and internal costs related to other property improvements of $61 million and $3 million, respectively, for 2016 and $42 million and $2 million, respectively, for 2015. We capitalized external and internal costs related to leasing activities of $13 million and $6 million, respectively, for 2016 and $17 million and $6 million, respectively, for 2015. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $8 million, $2 million, and $6 million, for 2016 and $7 million, $1 million, and $6 million for 2015. Total capitalized costs were $511 million and $307 million for 2016 and 2015, respectively.

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
2016 Property Acquisitions and Disposition
On January 13, 2016, we acquired our partner's 70% interest in our joint venture arrangement (the "Partnership") with affiliates of a discretionary fund created and advised by Clarion Partners ("Clarion") for $153.7 million, which included the payment of $130 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties, and effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016, and included in "general and administrative expenses" on the consolidated statements of comprehensive income in 2016 and 2015.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.5 million.
On July 26, 2016, we acquired an additional building in the Coconut Grove neighborhood of Miami, Florida for $5.9 million through our CocoWalk LLC entity. We incurred $0.2 million in acquisition costs which are included in "general and administrative expenses" in 2016.
On November 7, 2016, we acquired a building adjacent to our Barcroft Plaza property for $5.3 million, and incurred $0.1 million of acquisition costs which are included in "general and administrative expenses" in 2016.
Subsequent Event - 2017 Property Acquisition
On February 1, 2017, we acquired a leasehold interest in Hastings Ranch Plaza, a 274,000 square foot shopping center in Pasadena, California for $29.5 million.
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
On November 4, 2016 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2016, we issued 206,400 common shares under our ATM equity program at a weighted average price per share of $141.16 for net cash proceeds of $28.7 million and paid $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2016, we issued 1,156,571 common shares under our ATM equity program at a weighted average price per share of $152.92 for net cash proceeds of $174.8 million and paid $1.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2016, we had the capacity to issue up to $370.9 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continued to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in number of tenants available to fill anchor spaces. We believe the locations of our centers and diverse tenant base partially mitigates any negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2016, no single tenant accounted for more than 3.1% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $188 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row. In 2016, we completed and opened our $113 million six story building with 234,500 square feet of office space and 670 parking spaces that was pre-leased to Splunk Inc. We are also proceeding with an eight story 284,000 square foot office building which will include 29,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 and $215 million and to deliver in 2019. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term multi-phased mixed-use development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2016 is approximately $541 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,840 residential units, and a 170 room hotel. The first phase consists of approximately 331,000 square feet of retail space and 98,000 square feet of office space (both owned by the Trust) and 445 residential units owned by AvalonBay Communities (AvalonBay Communities has exercised their purchase option for the land related to the residential buildings, which is expected to close in 2017). The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. The retail and office space in Phase I are fully delivered and are 100% leased. Total costs for Phase I of Assembly Row are $196 million.
We are also proceeding with development of Phase II of Assembly Row which will include 161,000 square feet of retail space, a 159 room boutique hotel and 447 residential units. The hotel will be owned and operated by a joint venture in which we are a partner. Total expected costs range from $270 million to $285 million and delivery is expected in 2017/2018. Phase II will also include 122 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option, which was exercised and is expected to close in 2017. Partners HealthCare commenced construction on this new building in September 2014 and during the second quarter of 2016, started relocating its employees to Assembly Row.

We invested $153 million in Assembly Row in 2016 and expect to invest between $140 million and $165 million in Assembly Row in 2017, net of public funding.
Our Pike & Rose project in North Bethesda, MD, a long-term multi-phased mixed-use development project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose includes 493 residential units, 159,000 square feet of retail space and 80,000 square feet of office space. Phase I reached stabilized physical occupancy in the fourth quarter of 2016. Total costs for Phase I of Pike & Rose range from $265 million to $270 million.
Additionally, we are proceeding with development of Phase II of Pike & Rose. Phase II will include approximately 216,000 square feet of retail space, a 177 room select-service hotel and 272 residential units. Total expected costs range from $200 million to $207 million and delivery is expected in 2017/2018. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II will also include 99 for-sale condominium units with an expected cost of $53 million to $58 million.
We invested $100 million in Pike & Rose in 2016 and expect to invest between $105 million and $130 million in Pike & Rose in 2017.
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
At December 31, 2016, the leasable square feet in our properties was 93.3% occupied and 94.4% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the year ended December 31, 2016 and the comparison of 2016 and 2015, all or a portion of 76 properties were considered same-center and 17 properties were considered redevelopment or expansion. For the year ended December 31, 2016, three properties or portions of properties were moved from same-center to redevelopment and one property was moved from redevelopment to same-center, compared to the designations as of December 31, 2015. For the year ended December 31, 2015 and the comparison of 2015 and 2014, all or a portion of 77 properties were considered same-center and 14 properties were considered redevelopment or expansion. For the year ended December 31, 2015, three properties were moved from acquisition to same-center, three properties were moved from same-center to redevelopment, two properties were removed from same-center as they were sold during 2015, and one property was moved from redevelopment to same-center, compared to the designations as of December 31, 2014. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$786,583	$727,812	$58,771	8.1%
Other property income	11,015	11,810	(795)	(6.7)%
Mortgage interest income	3,993	4,390	(397)	(9.0)%
Total property revenue	801,591	744,012	57,579	7.7%
Rental expenses	158,326	147,593	10,733	7.3%
Real estate taxes	95,286	85,824	9,462	11.0%
Total property expenses	253,612	233,417	20,195	8.7%
Property operating income (1)	547,979	510,595	37,384	7.3%
General and administrative expense	(33,399)	(35,645)	2,246	(6.3)%
Depreciation and amortization	(193,585)	(174,796)	(18,789)	10.7%
Operating income	320,995	300,154	20,841	6.9%
Other interest income	374	149	225	151.0%
Income from real estate partnerships	50	1,416	(1,366)	(96.5)%
Interest expense	(94,994)	(92,553)	(2,441)	2.6%
Early extinguishment of debt	—	(19,072)	19,072	(100.0)%
Total other, net	(94,570)	(110,060)	15,490	(14.1)%
Income from continuing operations	226,425	190,094	36,331	19.1%
Gain on sale of real estate and change in control of interests	32,458	28,330	4,128	14.6%
Net income	258,883	218,424	40,459	18.5%
Net income attributable to noncontrolling interests	(8,973)	(8,205)	(768)	9.4%
Net income attributable to the Trust	$249,910	$210,219	$39,691	18.9%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

Property Revenues
Total property revenue increased $57.6 million, or 7.7%, to $801.6 million in 2016 compared to $744.0 million in 2015. The percentage occupied at our shopping centers decreased to 93.3% at December 31, 2016 compared to 93.5% at December 31, 2015. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $58.8 million, or 8.1%, to $786.6 million in 2016 compared to $727.8 million in 2015 due primarily to the following:

•	an increase of $16.9 million attributable to properties acquired in 2015 and 2016,

•	an increase of $15.3 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $11.7 million from Assembly Row and Pike & Rose as portions of both projects opened in 2015 and early 2016,

•
an increase of $10.6 million at redevelopment properties due primarily to the lease-up of The Point at Plaza El Segundo, as well as six of our other retail redevelopments, and the opening of the new office building at Santana Row, partially offset by lower occupancy as we start redeveloping centers, and

•
an increase of $9.5 million at same-center properties due primarily to higher rental rates of approximately $12.8 million, higher recoveries of $1.8 million primarily the net result of higher real estate tax expense offset by lower snow removal expense, partially offset by lower average occupancy of approximately $4.7 million, partially offset by,

•	a decrease of $4.8 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other Property Income
Other property income decreased $0.8 million, or 6.7%, to $11.0 million in 2016 compared to $11.8 million in 2015. The decrease is primarily due to a decrease in fee income as we no longer earn fees on the former Clarion joint venture properties.
Property Expenses
Total property expenses increased $20.2 million, or 8.7%, to $253.6 million in 2016 compared to $233.4 million in 2015. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $10.7 million, or 7.3%, to $158.3 million in 2016 compared to $147.6 million in 2015. This increase is primarily due to the following:

•	an increase of $6.1 million related to properties acquired in 2015 and 2016,

•	an increase of $3.2 million from the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $2.0 million related to Assembly Row and Pike & Rose, as portions of both projects opened in 2015 and early 2016,

•	an increase of $2.0 million at redevelopment properties,
partially offset by

•	a decrease of $1.9 million in repairs and maintenance expenses at same-center properties primarily due to lower snow removal costs, and

•	a decrease of $1.1 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased slightly to 19.9% for the year ended December 31, 2016 from 20.0% for the year ended December 31, 2015.
Real Estate Taxes
Real estate tax expense increased $9.5 million, or 11.0% to $95.3 million in 2016 compared to $85.8 million in 2015 due primarily to the following:

•	an increase of $4.2 million at same-center properties due to higher assessments,

•	an increase of $2.2 million from properties acquired in 2015 and 2016,

•	an increase of $1.9 million due to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $1.1 million from redevelopment properties, and

•	an increase of $0.8 million related to Assembly Row and Pike & Rose, partially offset by

•	a decrease of $0.8 million due to the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Property Operating Income
Property operating income increased $37.4 million, or 7.3%, to $548.0 million in 2016 compared to $510.6 million in 2015. This increase is primarily due to growth in earnings at same-center and redevelopment properties, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, portions of Assembly Row and Pike & Rose opening in 2015 and early 2016, and properties acquired in 2015, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.

Other Operating Expenses

General and Administrative Expense
General and administrative expense decreased $2.2 million, or 6.3%, to $33.4 million in 2016 from $35.6 million in 2015. This decrease is primarily due lower transaction costs, partially offset by higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $18.8 million, or 10.7%, to $193.6 million in 2016 from $174.8 million in 2015. This increase is due primarily to the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, Assembly Row and Pike & Rose, depreciation on redevelopment related assets, and properties acquired in 2015.
Operating Income
Operating income increased $20.8 million, or 6.9%, to $321.0 million in 2016 compared to $300.2 million in 2015. This increase is primarily due to properties acquired in 2015, portions of Assembly Row and Pike & Rose opening in 2015 and early 2016, growth in earnings at redevelopment and same-center properties, and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, partially offset by the sale of our Houston Street and Courtyard Shops properties in April 2015 and November 2015, respectively.
Other
Interest Expense
Interest expense increased $2.4 million, or 2.6%, to $95.0 million in 2016 compared to $92.6 million in 2015. This increase is due primarily to an increase of $8.6 million due to higher borrowings, partially offset by a decrease of $6.2 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $113.0 million and $110.7 million in 2016 and 2015, respectively. Capitalized interest was $18.0 million and $18.1 million in 2016 and 2015, respectively.
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

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

			Change
	2015	2014	Dollars	%
	(Dollar amounts in thousands)
Rental income	$727,812	$666,322	$61,490	9.2%
Other property income	11,810	14,758	(2,948)	(20.0)%
Mortgage interest income	4,390	5,010	(620)	(12.4)%
Total property revenue	744,012	686,090	57,922	8.4%
Rental expenses	147,593	135,417	12,176	9.0%
Real estate taxes	85,824	76,506	9,318	12.2%
Total property expenses	233,417	211,923	21,494	10.1%
Property operating income (1)	510,595	474,167	36,428	7.7%
General and administrative expenses	(35,645)	(32,316)	(3,329)	10.3%
Depreciation and amortization	(174,796)	(170,814)	(3,982)	2.3%
Operating income	300,154	271,037	29,117	10.7%
Other interest income	149	94	55	58.5%
Income from real estate partnerships	1,416	1,243	173	13.9%
Interest expense	(92,553)	(93,941)	1,388	(1.5)%
Early extinguishment of debt	(19,072)	(10,545)	(8,527)	80.9%
Total other, net	(110,060)	(103,149)	(6,911)	6.7%
Income from continuing operations	190,094	167,888	22,206	13.2%
Gain on sale of real estate	28,330	4,401	23,929	543.7%
Net income	218,424	172,289	46,135	26.8%
Net income attributable to noncontrolling interests	(8,205)	(7,754)	(451)	5.8%
Net income attributable to the Trust	$210,219	$164,535	$45,684	27.8%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

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
Other Operating Expense
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
Operating Income
Operating income increased $29.1 million, or 10.7%, to $300.2 million in 2015 compared to $271.0 million in 2014. This increase is primarily due to growth in earnings at our same-center and redevelopment properties, portions of Assembly Row and Pike & Rose opening beginning in second quarter 2014, and properties acquired in 2015 and 2014, partially offset by higher personnel related costs.
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
At December 31, 2016, we had $23.4 million of cash and cash equivalents and no outstanding balance on our revolving credit facility. On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan that matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2016, we had the capacity to issue up to $370.9 million in common shares under our ATM equity program.

For 2016, the maximum amount of borrowings outstanding under our revolving credit facility was $251.5 million, the weighted average amount of borrowings outstanding was $77.3 million and the weighted average interest rate, before amortization of debt fees, was 1.3%. On March 7, 2016 we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for net cash proceeds of $149.3 million. On July 12, 2016, we issued $250.0 million of fixed rate senior unsecured notes that mature on August 1, 2046 and bear interest at 3.625%. The notes were offered at 97.756% of the principal amount with a yield to maturity of 3.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were $241.8 million. During 2017, we have $216.7 million of debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of construction on Phase II at both Assembly Row and Pike & Rose, construction of our next phase of Santana Row, and our redevelopment pipeline. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$419,254	$359,835
Cash used in investing activities	(590,221)	(353,763)
Cash provided by (used in) financing activities	173,289	(32,977)
Increase (decrease) in cash and cash equivalents	2,322	(26,905)
Cash and cash equivalents, beginning of year	21,046	47,951
Cash and cash equivalents, end of year	$23,368	$21,046

Net cash provided by operating activities increased $59.4 million to $419.3 million during 2016 from $359.8 million during 2015. The increase was primarily attributable to higher net income before certain non-cash items, timing of payments from tenants, and the timing of interest payments and other operating costs.
Net cash used in investing activities increased $236.5 million to $590.2 million during 2016 from $353.8 million during 2015. The increase in net cash used was primarily attributable to:

•	$150.7 million increase in capital investments and leasing costs as we continue to invest in Assembly Row, Pike & Rose, Santana Row, and other current redevelopments, and

•	$97.4 million decrease in proceeds from the sale of real estate, as we sold both Houston Street and Courtyard Shops in 2015, partially offset by

•	$11.4 million decrease in acquisitions of real estate.

Net cash provided by financing activities increased $206.3 million to $173.3 million provided during 2016 from $33.0 million used in 2015. The increase was primarily attributable to:

•	the April 2015 redemption of $200.0 million of senior notes with a make-whole premium of $19.2 million,

•
a $218.2 million increase in net proceeds from the issuance of common shares as we issued 1.0 million common shares at $149.43 per share in an underwritten public offering in March 2016, and we sold 1.2 million common shares under our ATM equity program at a weighted average price of $152.92 during 2016 compared to 0.8 million shares at a weighted average price of $135.01 during 2015, and

•
a $131.8 million decrease in repayment of mortgages, capital leases and notes payable due to the payoff of $34.4 million of mortgage loans on April 1, 2016, compared to the payoff of seven mortgages totaling $165.1 million in 2015.

partially offset by

•
$241.8 million in net proceeds from the issuance of 3.625% senior notes in July 2016, compared to $456.2 million in net proceeds from the re-opening of the 4.50% senior notes in March 2015 and the issuance of 2.55% senior notes in September 2015,

•	a $110.4 million increase in net repayments on our revolving credit facility,

•	a $24.4 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$13.0 million acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2016:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$3,953,012	$328,834	$498,118	$622,547	$2,503,513
Capital lease obligations (principal and interest)	177,232	5,797	11,600	11,600	148,235
Variable rate debt (principal only)(2)	—	—	—	—	—
Operating leases	185,345	2,070	6,195	6,382	170,698
Real estate commitments	70,070	2,570	—	—	67,500
Development, redevelopment, and capital improvement obligations	429,246	351,972	77,274	—	—
Contractual operating obligations	47,769	18,382	19,839	9,488	60
Hotel joint venture obligations (3)	16,092	12,873	3,219	—	—
Total contractual obligations	$4,878,766	$722,498	$616,245	$650,017	$2,890,006
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Variable rate debt includes our revolving credit facility, which currently has no balance outstanding and bears interest at LIBOR plus 0.825%.

(3)	Amounts include our share of our hotel joint venture construction related obligations.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated liability upon exercise of the put option would range from approximately $89 million to $93 million.

(b) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2016, a total of 763,797 operating partnership units are outstanding.
(c) The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from approximately $9 million to $10 million.
(d) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from approximately $21 million to $24 million. Also, we exercised our option to acquire the preferred interest of a member in our Plaza El Segundo partnership for $4.9 million. The transaction is expected to close in 2018.
(e) Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from $10 million to $11 million.
(f) At December 31, 2016, we had letters of credit outstanding of approximately $1.3 million.
Off-Balance Sheet Arrangements
Other than the items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2016 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2016:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2016	Stated Interest Rate as of December 31, 2016	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Plaza El Segundo	Acquired	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	42,536	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,792	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,283	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	68,634	5.62%	September 1, 2020
29th Place	Acquired	4,553	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	72,726	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,576	5.36%	January 15, 2031
Subtotal		466,305
Net unamortized premium and debt issuance costs		4,812
Total mortgages payable		471,117
Notes payable
Unsecured fixed rate
Term Loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,247	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	—	LIBOR + 0.825%	April 20, 2020
Subtotal		280,247
Net unamortized debt issuance cost		(1,096)
Total notes payable		279,151
Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		1,994,200
Net unamortized (discount)/premium and debt issuance costs		(17,606)
Total senior notes and debentures		1,976,594
Capital lease obligations
Various		71,590	Various	Various through 2106
Total debt and capital lease obligations		$2,798,452
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during 2016 was $251.5 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.30%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2016, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2016:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2017	$462		$222,445	$38	$222,945
2018	275,513	(1)	15,477	37	291,027
2019	567		25,006	42	25,615
2020	150,629	(2)	64,687	46	215,362
2021	250,700		5,984	51	256,735
Thereafter	1,596,576		132,706	71,376	1,800,658
	$2,274,447		$466,305	$71,590	$2,812,342	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2016, there was no outstanding balance under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium/(discount) and debt issuance costs on certain mortgage loans, notes payable, and senior notes as of December 31, 2016.

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
As of December 31, 2016, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings in 2016, 2015 and 2014, and we do not anticipate it will have a significant effect in the future.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.

Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains and losses on the sale of real estate, and impairment write-downs of depreciable real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income	$258,883	$218,424	$172,289
Net income attributable to noncontrolling interests	(8,973)	(8,205)	(7,754)
Gain on sale of real estate and change in control of interests, net	(31,133)	(28,330)	(4,401)
Depreciation and amortization of real estate assets	169,198	154,232	154,060
Amortization of initial direct costs of leases	16,875	15,026	12,391
Funds from operations	404,850	351,147	326,585
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	3,145	3,398	3,027
Income attributable to unvested shares	(1,095)	(1,147)	(1,474)
Funds from operations available for common shareholders (1)	$406,359	$352,857	$327,597
Weighted average number of common shares, diluted (2)	71,869	69,920	68,410

Funds from operations available for common shareholders, per diluted share (1)	$5.65	$5.05	$4.79
_____________________

(1)
If the $19.1 million and the $10.5 million early extinguishment of debt charge incurred in 2015 and 2014, respectively, was excluded, our FFO available for common shareholders for 2015 and 2014 would have been $371.9 million and $338.1 million, respectively, and FFO available for common shareholders, per diluted share would have been $5.32 and $4.94, respectively.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2016, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2016, we had $2.7 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2016 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $176.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2016 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $205.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2016, we had no variable rate debt outstanding.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

(b) See Exhibit Index

(c) Not Applicable

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 13, 2017.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 13, 2017
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President-Chief Financial	February 13, 2017
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 13, 2017
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 13, 2017
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 13, 2017
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 13, 2017
Kristin Gamble

/S/ ELIZABETH I. HOLLAND	Trustee	February 13, 2017
Elizabeth I. Holland

/S/ GAIL P. STEINEL	Trustee	February 13, 2017
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 13, 2017
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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2016.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Realty Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Trust as of and for the year ended December 31, 2016 and our report dated February 13, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Arlington, Virginia
February 13, 2017

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2017 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Arlington, Virginia
February 13, 2017

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,226,918 and $1,192,336 of consolidated variable interest entities, respectively)	$6,125,957	$5,630,771
Construction-in-progress	599,260	433,635
Assets held for sale	33,856	—
	6,759,073	6,064,406
Less accumulated depreciation and amortization (including $209,239 and $176,057 of consolidated variable interest entities, respectively)	(1,729,234)	(1,574,041)
Net real estate	5,029,839	4,490,365
Cash and cash equivalents	23,368	21,046
Accounts and notes receivable, net	116,749	110,402
Mortgage notes receivable, net	29,904	41,618
Investment in real estate partnerships	14,864	41,546
Prepaid expenses and other assets	208,555	191,582
TOTAL ASSETS	$5,423,279	$4,896,559
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $439,120 and $448,315 of consolidated variable interest entities, respectively)	$471,117	$481,084
Capital lease obligations	71,590	71,620
Notes payable	279,151	341,961
Senior notes and debentures	1,976,594	1,732,551
Accounts payable and accrued expenses	201,756	146,532
Dividends payable	71,440	66,338
Security deposits payable	16,285	15,439
Other liabilities and deferred credits	115,817	121,787
Total liabilities	3,203,750	2,977,312
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	143,694	137,316
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 71,995,897 and 69,493,392 shares issued and outstanding, respectively	722	696
Additional paid-in capital	2,718,325	2,381,867
Accumulated dividends in excess of net income	(749,734)	(724,701)
Accumulated other comprehensive loss	(2,577)	(4,110)
Total shareholders’ equity of the Trust	1,976,733	1,663,749
Noncontrolling interests	99,102	118,182
Total shareholders’ equity	2,075,835	1,781,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,423,279	$4,896,559

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
REVENUE
Rental income	$786,583	$727,812	$666,322
Other property income	11,015	11,810	14,758
Mortgage interest income	3,993	4,390	5,010
Total revenue	801,591	744,012	686,090
EXPENSES
Rental expenses	158,326	147,593	135,417
Real estate taxes	95,286	85,824	76,506
General and administrative	33,399	35,645	32,316
Depreciation and amortization	193,585	174,796	170,814
Total operating expenses	480,596	443,858	415,053
OPERATING INCOME	320,995	300,154	271,037
Other interest income	374	149	94
Interest expense	(94,994)	(92,553)	(93,941)
Early extinguishment of debt	—	(19,072)	(10,545)
Income from real estate partnerships	50	1,416	1,243
INCOME FROM CONTINUING OPERATIONS	226,425	190,094	167,888
Gain on sale of real estate and change in control of interests	32,458	28,330	4,401
NET INCOME	258,883	218,424	172,289
Net income attributable to noncontrolling interests	(8,973)	(8,205)	(7,754)
NET INCOME ATTRIBUTABLE TO THE TRUST	249,910	210,219	164,535
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$249,369	$209,678	$163,994
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$3.07	$2.63	$2.35
Gain on sale of real estate and change in control of interests, net	0.44	0.41	0.07
	$3.51	$3.04	$2.42
Weighted average number of common shares, basic	70,877	68,797	67,322
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$3.06	$2.62	$2.34
Gain on sale of real estate and change in control of interests, net	0.44	0.41	0.07
	$3.50	$3.03	$2.41
Weighted average number of common shares, diluted	71,049	68,981	67,492

NET INCOME	$258,883	$218,424	$172,289
Other comprehensive income (loss) - change in value of interest rate swaps	1,533	(595)	(2,098)
COMPREHENSIVE INCOME	260,416	217,829	170,191
Comprehensive income attributable to noncontrolling interests	(8,973)	(8,205)	(7,754)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$251,443	$209,624	$162,437

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2013	399,896	$9,997	66,701,422	$667	$2,062,708	$(623,795)	$(1,417)	$23,137	1,471,297
Net income, excluding $3,452 attributable to redeemable noncontrolling interests	—	—	—	—	—	164,535	—	4,302	168,837
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(2,098)	—	(2,098)
Dividends declared to common shareholders	—	—	—	—	—	(224,190)	—	—	(224,190)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,620)	(4,620)
Common shares issued	—	—	1,768,703	18	213,562	—	—	—	213,580
Exercise of stock options	—	—	29,218	1	2,261	—	—	—	2,262
Shares issued under dividend reinvestment plan	—	—	18,705	—	2,168	—	—	—	2,168
Share-based compensation expense, net of forfeitures	—	—	117,647	1	12,940	—	—	—	12,941
Shares withheld for employee taxes	—	—	(29,912)	—	(3,335)	—	—	—	(3,335)
Redemption of OP units	—	—	—	—	(49)	—	—	(14)	(63)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	65,350	65,350
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,032)	—	—	—	(9,032)
BALANCE AT DECEMBER 31, 2014	399,896	9,997	68,605,783	687	2,281,223	(683,991)	(3,515)	88,155	1,692,556
Net income, excluding $3,423 attributable to redeemable noncontrolling interests	—	—	—	—	—	210,219	—	4,782	215,001
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(595)	—	(595)
Dividends declared to common shareholders	—	—	—	—	—	(250,388)	—	—	(250,388)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,269)	(5,269)
Common shares issued	—	—	813,548	8	108,537	—	—	—	108,545
Exercise of stock options	—	—	29,940	—	1,991	—	—	—	1,991
Shares issued under dividend reinvestment plan	—	—	16,524	—	2,296	—	—	—	2,296
Share-based compensation expense, net of forfeitures	—	—	52,213	1	12,073	—	—	—	12,074
Shares withheld for employee taxes	—	—	(64,227)		(9,211)	—	—	—	(9,211)
Conversion and redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	34,737	34,737
Adjustment to redeemable noncontrolling interests	—	—	—	—	(19,114)	—	—	—	(19,114)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	$1,781,931
Net income, excluding $2,713 attributable to redeemable noncontrolling interests	—	—	—	—	—	249,910	—	6,260	256,170
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	1,533	—	1,533
Dividends declared to common shareholders	—	—	—	—	—	(274,402)	—	—	(274,402)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(7,546)	(7,546)
Common shares issued	—	—	2,156,671	21	324,170	—	—	—	324,191
Exercise of stock options	—	—	55,365	1	4,541	—	—	—	4,542
Shares issued under dividend reinvestment plan	—	—	15,619	—	2,387	—	—	—	2,387
Share-based compensation expense, net of forfeitures	—	—	134,913	2	11,225	—	—	—	11,227
Shares withheld for employee taxes	—	—	(30,671)	—	(4,451)	—	—	—	(4,451)
Conversion and redemption of OP units	—	—	170,608	2	18,677	—	—	(18,679)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	885	885
Adjustment to redeemable noncontrolling interests	—	—	—	—	(20,091)	—	—	—	(20,091)
BALANCE AT DECEMBER 31, 2016	399,896	$9,997	71,995,897	$722	$2,718,325	$(749,734)	$(2,577)	$99,102	$2,075,835
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES
Net income	$258,883	$218,424	$172,289
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	193,585	174,796	170,814
Gain on sale of real estate and change in control of interests	(32,458)	(28,330)	(4,401)
Early extinguishment of debt	—	19,072	10,545
Income from real estate partnerships	(50)	(1,416)	(1,243)
Other, net	(89)	177	733
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	1,868	(9,200)	(3,063)
Increase in prepaid expenses and other assets	(5,241)	(7,422)	(4,222)
Increase (decrease) in accounts payable and accrued expenses	4,759	(9,995)	4,253
(Decrease) increase in security deposits and other liabilities	(2,003)	3,729	425
Net cash provided by operating activities	419,254	359,835	346,130
INVESTING ACTIVITIES
Acquisition of real estate	(142,958)	(154,313)	(9,154)
Capital expenditures - development and redevelopment	(379,720)	(236,437)	(314,654)
Capital expenditures - other	(57,560)	(46,096)	(46,304)
Proceeds from sale of real estate	—	97,422	10,406
Investment in real estate partnerships	(7,220)	(2,802)	(6,731)
Distribution from real estate partnership in excess of earnings	3,910	512	565
Leasing costs	(18,299)	(22,382)	(35,286)
Repayment of mortgage and other notes receivable, net	11,626	10,333	5,008
Net cash used in investing activities	(590,221)	(353,763)	(396,150)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, net of costs	(56,916)	53,500	—
Issuance of senior notes, net of costs	241,795	456,151	244,579
Redemption and retirement of senior notes	—	(219,228)	(134,240)
Repayment of mortgages, capital leases, notes, and other payables	(49,559)	(181,315)	(94,422)
Issuance of common shares, net of costs	329,103	110,855	216,155
Dividends paid to common and preferred shareholders	(267,694)	(243,314)	(215,216)
Distributions to and redemptions of noncontrolling interests	(10,422)	(9,626)	(7,812)
Redemption of redeemable noncontrolling interests	(13,018)	—	—
Net cash provided by (used in) financing activities	173,289	(32,977)	9,044
Increase (decrease) in cash and cash equivalents	2,322	(26,905)	(40,976)
Cash and cash equivalents at beginning of year	21,046	47,951	88,927
Cash and cash equivalents at end of year	$23,368	$21,046	$47,951

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2016, 2015 and 2014

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2016, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 96 predominantly retail real estate projects.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2016 and 2015, our allowance for doubtful accounts was $11.9 million and $11.7 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2016 and 2015, accounts receivable include approximately $80.6 million and $72.7 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2016, 2015 and 2014, real estate depreciation expense was $173.2 million, $156.5 million and $155.7 million, respectively, including amounts from real estate sold and assets under capital lease obligations.
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
Transaction costs related to the acquisition of a business, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of comprehensive income. The acquisition of an operating shopping center typically qualifies as a business. For asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost. See "Recently Issued Accounting Pronouncements" for further discussion.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2016, we had $19.7 million in excess of the FDIC insured limit.
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
Debt Issuance Costs
Costs related to the issuance of debt instruments are deferred and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Effective January 1, 2016, we adopted ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs," and ASU 2015-15 "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," which impacts the balance sheet presentation of debt issuance costs. See "Recently Adopted Accounting Pronouncements" for further discussion.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt; within the next twelve months, we expect to reclassify an estimated $2.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2016, 2015 or 2014, and we do not anticipate it will have a significant effect in the future.
See Note 8 for additional disclosures relating to our two existing interest rate swap agreements.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. We receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2016 and 2015.
Mortgage notes receivable are recorded at cost, net of any valuation adjustments. Interest income is accrued as earned. Mortgage notes receivable are considered past due based on the contractual terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable based on various factors which may include payment history, expected fair value of the collateral securing the loan, internal and external credit information and/or economic trends. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the mortgage note receivable to the present value of expected future cash flows. Since our loans are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.
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
Variable Interest Entities
Effective January 1, 2016, we adopted ASU 2015-02, "Amendments to the Consolidation Analysis," as further discussed in "Recently Adopted Accounting Pronouncements." Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
We have evaluated our investments in shopping center related ventures and identified 14 entities that meet the criteria of a VIE in which we hold a variable interest (including 10 entities newly deemed to be a VIE under ASU 2015-02, effective January 1, 2016).  For each of these entities we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities.  As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. As of December 31, 2016, net real estate assets and mortgage payables related to variable interest entities included in our consolidated balance sheet are approximately $1.0 billion and $439.1 million, respectively.
In addition, our equity method investment in the Pike & Rose hotel joint venture is now considered a variable interest in a VIE under ASU 2015- 02 effective January 1, 2016.  As we do not control the activities that most significantly impact the economic performance of the joint venture, we are not the primary beneficiary and do not consolidate.  As of December 31, 2016 our investment in the joint venture and maximum exposure to loss was $13.5 million, which is our total required contribution to complete construction of the hotel.
We have also evaluated our mortgage notes receivable investments and determined that the entities obligated under the mortgage notes are not VIEs.  Our equity method investment and mortgage notes receivable balances are presented separately in our consolidated balance sheets.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2016	2015
	(In thousands)
Beginning balance	$137,316	$119,053
Net income	2,713	3,423
Distributions & Redemptions	(16,426)	(4,286)
Contributions	—	12
Change in redemption value	20,091	19,114
Ending balance	$143,694	$137,316

On February 12, 2016, we acquired the 10% noncontrolling interest in the partnership that owns our Hollywood Blvd project for $13.0 million, bringing our ownership interest to 100%.
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2012. As of December 31, 2016 and 2015, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
Recently Adopted Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, which modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. We adopted the standard effective January 1, 2016, and as a result, partnerships controlling ten properties (previously consolidated as voting interest entities) are now considered to be variable interest entities.  As we have the obligation to absorb losses and the right to receive benefits and control the activities that most significantly impact the economic performance of these entities, we are the primary beneficiary and we will continue to consolidate each of these entities. Net real estate assets of $566.1 million and mortgage payables of $194.9 million were included in our consolidated balance sheet at January 1, 2016 for these newly classified variable interest entities. In addition, our equity method investment in the Pike & Rose hotel joint venture is now considered a variable interest in a variable interest entity. As we do not control the activities that most significantly impact the economic performance of the joint venture, we are not the primary beneficiary and do not consolidate. Our investment in the joint venture was $6.6 million at January 1, 2016, and our maximum exposure to loss is approximately $13.5 million.
In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, rather than classified as an asset. Recognition and measurement of debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, which allows an entity to present the costs related to securing a line-of credit arrangement as an asset, regardless of whether there are any outstanding borrowings. We adopted the standards effective January 1, 2016 and have adjusted our balance sheet presentation in both periods to reflect the net debt issuance costs as a reduction of the respective liability. The adoption resulted in a $15.2 million decrease to total assets and liabilities at December 31, 2015, for this reclassification. Debt issuance costs related to our revolving credit facility continue to be classified as an asset and are included in "prepaids and other assets" in our consolidated balance sheets.

Recently Issued Accounting Pronouncements
In May 2014, the the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP and replaces it with a core revenue recognition principle, that an entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and creates a five-step model for revenue recognition in accordance with this principle. ASU 2014-09 also requires new disclosures in both interim and annual reporting periods. The guidance in ASU 2014-09 does not apply to contracts within the scope of ASC 840, Leases. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. ASU 2014-09, including all of the various ASUs noted above clarifying the revenue recognition guidance, are effective for us in the first quarter of 2018. While we are still completing the assessment of the impact of this standard to our consolidated financial statements, we believe the majority of our revenue falls outside of the scope of this guidance.We intend to implement the standard retrospectively with the cumulative effect recognized in retained earnings at the date of initial application.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. ASU 2016-09 is effective for us in the first quarter of 2017. We plan on accounting for forfeitures as they occur, and we do not expect the adoption will have a material effect on our financial position or results of operations.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows. Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations but rather asset acquisitions. While there are various differences between the accounting for an asset acquisition and a business combination, we expect the largest impact will be that transaction costs are capitalized for asset acquisitions rather than currently expensed when they are considered business combinations. Based on acquisitions in the past several years, transactions costs for a single shopping center acquisition have typically ranged from $0.2 to $2.4 million with significantly higher transaction costs expected for an acquisition of a larger portfolio. The new guidance will be applied prospectively to any transactions occurring in the period of adoption. ASU 2017-01 is effective January 1, 2019, however, we expect to early adopt this standard in 2017.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$113,016	$110,675	$114,912
Interest capitalized	(18,022)	(18,122)	(20,971)
Interest expense	$94,994	$92,553	$93,941
Cash paid for interest, net of amounts capitalized	$90,185	$116,335	$100,011
Cash paid for income taxes	$296	$274	$278
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$34,385	$89,516	$68,282
DownREIT operating partnership units redeemed for common shares	$18,679	$4,114	$—
DownREIT operating partnership units issued with acquisition	$—	$7,742	$65,348
Mortgage loans refinanced	$—	$—	$64,205
Repayment of note payable with public funding/related construction-in-progress offset	$—	$—	$10,000
Shares issued under dividend reinvestment plan	$2,017	$1,977	$1,855
See Note 3 for additional disclosures relating to the Clarion Partners, San Antonio Center, CocoWalk, and The Shops at Sunset Place acquisitions.
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2016
Retail and mixed-use properties	$6,621,170	$(1,677,938)	$449,896
Retail properties under capital leases	127,359	(42,308)	71,590
Residential	10,544	(8,988)	21,221
	$6,759,073	$(1,729,234)	$542,707
December 31, 2015
Retail and mixed-use properties	$5,929,569	$(1,526,934)	$459,454
Retail properties under capital leases	124,590	(38,509)	71,620
Residential	10,247	(8,598)	21,630
	$6,064,406	$(1,574,041)	$552,704
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row, Pike & Rose, Congressional Plaza and Chelsea Commons. The residential property investment is our investment in Rollingwood Apartments.
2016 Property Acquisitions and Disposition
On January 13, 2016, we acquired our partner's 70% interest in our joint venture arrangement (the "Partnership") with affiliates of a discretionary fund created and advised by Clarion Partners ("Clarion") for $153.7 million, which included the payment of $130.0 million of cash and the assumption of mortgage loans totaling $34.4 million. As a result of the transaction, we gained control of the six underlying properties, and effective January 13, 2016, have consolidated the properties. We also recognized a gain on acquisition of the controlling interest of $25.7 million related to the difference between the carrying value and fair value of the previously held equity interest. Approximately $7.3 million and $4.9 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. We incurred $0.2 million of acquisition costs, of which $0.1 million were incurred in 2016, and included in "general and administrative expenses" on the consolidated statements of comprehensive income in 2016 and 2015.
On May 12, 2016, an unconsolidated joint venture that we hold an interest in sold a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.5 million.
On July 26, 2016, we acquired an additional building in the Coconut Grove neighborhood of Miami, Florida for $5.9 million through our CocoWalk LLC entity. We incurred $0.2 million in acquisition costs which are included in "general and administrative expenses" in 2016.
On November 7, 2016, we acquired a building adjacent to our Barcroft Plaza property for $5.3 million, and incurred $0.1 million of acquisition costs which are included in "general and administrative expenses" in 2016.
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
On February 25, 2015, we acquired the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury for $8.8 million. As this noncontrolling interest was mandatorily redeemable, it was classified as a liability until it was settled in February 2015.
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
Assets held for sale
We lease three parcels of land at our Assembly Row property to two ground lessees. During 2016, both lessees exercised purchase options under the related ground leases. We expect the related sale transactions to close in 2017. The total cost basis of the related land is $33.9 million and is included in "assets held for sale" on our consolidated balance sheet as of December 31, 2016.

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2016 and 2015, we had two and three mortgage notes receivable, respectively, with aggregate carrying amounts of $29.9 million and $41.6 million, respectively, and a weighted average interest rate of 9.9% and 9.0%, respectively. The loans were secured by first mortgages on retail buildings. Under the terms of the two remaining mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.

NOTE 5—REAL ESTATE PARTNERSHIPS
As of December 31, 2015, we had a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by Clarion Partners (“Clarion”). We owned 30% of the equity in the Partnership and Clarion owned 70%. We held a general partnership interest, however, Clarion also held a general partnership interest and had substantive participating rights. We could not make significant decisions without Clarion’s approval. Accordingly, we accounted for our interest in the Partnership using the equity method. As of December 31, 2015, the Partnership owned six retail real estate properties. We were the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees was eliminated in consolidation. We also had the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership were similar to accounting policies followed by the Trust. On January 13, 2016, we acquired Clarion's 70% interest in the partnership, as further discussed in Note 3.
The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2015	2014

OPERATING RESULTS
Revenue	$17,405	$18,329
Expenses
Other operating expenses	5,992	5,948
Depreciation and amortization	4,974	5,678
Interest expense	2,062	2,759
Total expenses	13,028	14,385
Net income before gain on sale of real estate	4,377	3,944
Gain on sale of real estate	—	14,507
Net income	$4,377	$18,451
Our share of net income from real estate partnership before gain on sale of real estate	$1,557	$1,423
Our share of gain on sale of real estate	$—	$4,401

December 31,
2015
(In thousands)
BALANCE SHEETS
Real estate, net	$146,906
Cash	2,690
Other assets	5,495
Total assets	$155,091
Mortgages payable	$34,385
Other liabilities	3,554
Partners’ capital	117,152
Total liabilities and partners’ capital	$155,091
Our share of unconsolidated debt	$10,316
Our investment in real estate partnership	$31,745

In 2014, the Partnership repaid $22.4 million of mortgage loans at par, which were funded by capital contributions totaling $22.4 million, of which our contribution was $6.7 million.
On July 24, 2014, the Partnership sold the fee interest in Pleasant Shops in Weymouth, Massachusetts for a sales price of $34.3 million, resulting in a gain on sale of $14.5 million. Our share of the gain was $4.4 million. The partners received distributions totaling $32.8 million as a result of the sale, of which our distribution was $10.4 million.

NOTE 6—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $45.3 million and $39.4 million and accumulated amortization of $28.1 million and $22.9 million at December 31, 2016 and 2015, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $138.3 million and $133.4 million and accumulated amortization of $48.9 million and $40.7 million at December 31, 2016 and 2015, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the consolidated statements of comprehensive income. Rental income included amortization from acquired above market leases of $6.7 million, $4.4 million and $3.4 million in 2016, 2015 and 2014, respectively and amortization from acquired below market leases of $8.5 million, $7.1 million and $5.8 million in 2016, 2015 and 2014, respectively. The remaining weighted-average amortization period as of December 31, 2016, is 4.7 years and 19.5 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2017	$4,468	$7,538
2018	3,013	6,345
2019	1,718	5,951
2020	1,356	4,993
2021	1,136	4,377
Thereafter	5,551	60,122
	$17,242	$89,326

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2016 and 2015:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2016	2015	December 31, 2016	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
Plaza El Segundo	$175,000	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	42,536	43,557	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	10,792	11,024	6.38%	March 1, 2018
Rollingwood Apartments	21,283	21,716	5.54%	May 1, 2019
The Shops at Sunset Place	68,634	70,542	5.62%	September 1, 2020
29th Place	4,553	4,753	5.91%	January 31, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	72,726	74,329	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	6,576	6,868	5.36%	January 15, 2031
Subtotal	466,305	471,994
Net unamortized premium and debt issuance costs	4,812	9,090
Total mortgages payable	471,117	481,084
Notes payable
Escondido (municipal bonds)	—	9,400		October 1, 2016
Revolving credit facility	—	53,500	LIBOR + 0.825%	April 20, 2020
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	5,247	5,700	11.31%	Various through 2028
Subtotal	280,247	343,600
Net unamortized debt issuance costs	(1,096)	(1,639)
Total notes payable	279,151	341,961
Senior notes and debentures
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
3.625% notes	250,000	—	3.625%	August 1, 2046
Subtotal	1,994,200	1,744,200
Net unamortized (discount)/premium and debt issuance costs	(17,606)	(11,649)
Total senior notes and debentures	1,976,594	1,732,551
Capital lease obligations
Various	71,590	71,620	Various	Various through 2106
Total debt and capital lease obligations	$2,798,452	$2,627,216
On January 13, 2016, in connection with the acquisition of our partner's 70% interest in our unconsolidated real estate partnership, we assumed interest only mortgage loans with a face amount of $34.4 million and a fair value of $34.7 million. These mortgage loans had a weighted average interest rate of 5.95% and were repaid at par on April 1, 2016.
On April 20, 2016, we upsized our $600.0 million revolving credit facility to $800.0 million and extended the maturity date to April 20, 2020, subject to two six-month extensions at our option. Under the amended credit facility, the spread over LIBOR is 82.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. The revolving credit facility requires an annual facility fee of $1.0 million. During 2016, 2015 and 2014, the maximum amount of borrowings outstanding under our revolving credit facility was $251.5 million, $324.0 million and $79.5 million, respectively. The weighted average amount of borrowings outstanding was $77.3 million, $109.7 million and $12.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.3%, 1.1% and 1.1%, respectively. At December 31, 2016, our revolving credit facility had no balance outstanding, and had $53.5 million outstanding at December 31, 2015.

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
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2016, we were in compliance with all loan covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2016 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2017	$222,445	$462		$—	$222,907
2018	15,477	275,513	(1)	—	290,990
2019	25,006	567		—	25,573
2020	64,687	629	(2)	150,000	215,316
2021	5,984	700		250,000	256,684
Thereafter	132,706	2,376		1,594,200	1,729,282
	$466,305	$280,247		$1,994,200	$2,740,752	(3)
 _____________________

(1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

(2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2016, there was no outstanding balance under this credit facility.

(3)
The total debt maturities differ from the total reported on the consolidated balance sheet as of December 31, 2016 due to the unamortized premium/(discount) and debt issuance costs on certain mortgages payable, notes payable, and senior notes.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2016, are as follows:

(In thousands)
Year ending December 31,
2017	$5,797
2018	5,800
2019	5,800
2020	5,800
2021	5,800
Thereafter	148,235
177,232
Less amount representing interest	(105,642)
Present value	$71,590

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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$750,268	$760,260	$823,045	$833,931
Senior notes and debentures	$1,976,594	$2,015,973	$1,732,551	$1,786,758

As of December 31, 2016, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2016 and 2015, was a liability of $2.6 million and $4.1 million, respectively, and are included in "accounts payable and accrued expenses" on our consolidated balance sheets. The value of our interest rate swaps increased $1.5 million and decreased $0.6 million (including $3.5 million and $4.3 million respectively, reclassified from other comprehensive loss to earnings) for 2016 and 2015, respectively. These changes in value are included in "accumulated other comprehensive income/loss." A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,577	$—	$2,577	$—	$4,110	$—	$4,110

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
In November 2016, we were included as a defendant in a class action lawsuit related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. We were not named as a defendant in the litigation prior to the certification of the defendant class. In December 2015, the towing company defendant reached a settlement with the plaintiff class that resulted in a $22 million judgment being entered against them. After the judgment was entered, the Circuit Court for Montgomery County, Maryland certified a defendant class of approximately 600 property owners, including us. We believe this is the first time a Maryland court has certified a defendant class that has resulted in a complete denial of due process to the members of that class and together with others in the defendant class, filed a Writ of Mandamus challenging the certification of the defendant class. The hearing of the Writ by the Court of Appeals is discretionary. Because of the specific facts and circumstances of our contractual relationship with the towing company, we do not believe we should have been included in the defendant class nor do we believe we should have any liability in this matter. We are currently pursuing all available legal remedies and intend to vigorously defend ourselves in the matter, including defenses based on the total lack of due process afforded to us to present our unique facts and circumstances. We believe our potential loss in this matter ranges from $0 to an undetermined share of the $22 million judgment. The judgment does not provide any guidance for how the judgment amount is to be shared amongst the defendant class.
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
We reserve for estimated losses, if any, associated with warranties given to a buyer at the time real estate is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and require significant judgment. If changes in facts and circumstances indicate that warranty reserves are understated, we will accrue additional reserves at such time a liability has been incurred and the costs can be reasonably estimated. Warranty reserves are released once the legal liability period has expired or all related work has been substantially completed. During 2016, the legal liability period relating to our latent defect warranty on condominiums sold at Santana Row expired. Upon expiration, we released the remaining $4.9 million warranty reserve which is included in "gain on sale of real estate and change in control of interests" in the consolidated statement of comprehensive income for the year ended December 31, 2016.
At December 31, 2016 and 2015, our reserves for warranties and general liability costs were $2.8 million and $7.7 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2016 and 2015, we made payments from these reserves of $2.0 million and $1.8 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2016, we had letters of credit outstanding of approximately $1.3 million.
As of December 31, 2016 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $445.3 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2016:

(In thousands)
Year ending December 31,
2017	$2,070
2018	3,021
2019	3,174
2020	3,187
2021	3,195
Thereafter	170,698
$185,345
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from approximately $89 million to $93 million.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from approximately $9 million to $10 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from approximately $21 million to $24 million. Also, we exercised our option to acquire the preferred interest of a member in our Plaza El Segundo partnership for $4.9 million. The transaction is expected to close in 2018.
Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2016, our estimated maximum liability upon exercise of the put option would range from $10 million to $11 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 763,797 downREIT operating partnership units are outstanding which have a total fair value of $108.5 million, based on our closing stock price on December 31, 2016.
On February 12, 2016, we acquired the 10% noncontrolling interest of a partnership which owns a project in southern California for $13.0 million, bringing our ownership interest to 100%.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2016, 2015 and 2014, 15,619 shares, 16,524 shares and 18,705 shares, respectively, were issued under the Plan.
As of December 31, 2016, 2015, and 2014, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On March 7, 2016, we issued 1.0 million common shares at $149.43 per share, in an underwritten public offering, for cash proceeds of $149.3 million, net of expenses.
On November 4, 2016, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2016, we issued 1,156,571 common shares at a weighted average price per share of $152.92 for net cash proceeds of $174.8 million and paid $1.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2015, we issued 813,414 common shares at a weighted average price per share of $135.01 for net cash proceeds of $108.5 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2016, we had the capacity to issue up to $370.9 million in common shares under our ATM equity program.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2016		2015		2014
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$3.840	$3.800	$3.620	$3.550	$3.300	$3.210
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2016	2015	2014
Common shares
Ordinary dividend	$3.800	$3.515	$3.178
Capital gain	—	0.035	0.032
	$3.800	$3.550	$3.210
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.354	$1.340	$1.340
Capital gain	—	0.014	0.014
	$1.354	$1.354	$1.354
On November 2, 2016, the Trustees declared a quarterly cash dividend of $0.98 per common share, payable January 17, 2017 to common shareholders of record on January 3, 2017.
NOTE 12—OPERATING LEASES
At December 31, 2016, our 96 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 2,900 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 3.1% of annualized base rent.
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
As of December 31, 2016, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2017	$542,941
2018	488,668
2019	427,595
2020	365,231
2021	297,953
Thereafter	1,681,024
$3,803,412

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Minimum rents
Retail and commercial	$549,552	$509,825	$472,602
Residential	49,465	42,797	36,099
Cost reimbursement	158,042	148,110	135,592
Percentage rent	10,977	11,911	10,169
Other	18,547	15,169	11,860
Total rental income	$786,583	$727,812	$666,322

Minimum rents include the following:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Straight-line rents	$8.1	$7.6	$5.1
Net amortization of above and below market leases	$1.8	$2.7	$2.4
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Repairs and maintenance	$64,942	$62,420	$55,444
Utilities	24,968	23,003	20,499
Management fees and costs	20,823	18,639	17,416
Payroll	13,832	12,673	11,554
Marketing	8,520	9,046	9,532
Insurance	7,758	7,875	6,462
Ground rent	2,561	2,540	1,952
Bad debt expense	2,375	1,168	2,021
Other operating	12,547	10,229	10,537
Total rental expenses	$158,326	$147,593	$135,417

NOTE 14—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Grants of common shares and options	$11,227	$12,074	$12,941
Capitalized share-based compensation	(1,310)	(868)	(1,188)
Share-based compensation expense	$9,917	$11,206	$11,753
As of December 31, 2016, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our

2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
Option awards under both plans are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under these plans generally vest over three to seven years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2015 and 2014.
The following table provides a summary of the weighted-average assumption used to value options granted in 2016:

Volatility	18.8%
Expected dividend yield	2.8%
Expected term (in years)	6.0
Risk free interest rate	1.5%
The following table provides a summary of option activity for 2016:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	313,802	$60.93
Granted	682	152.34
Exercised	(55,365)	82.03
Forfeited or expired	—	—
Outstanding at December 31, 2016	259,119	$56.66	1.7	$22,148
Exercisable at December 31, 2016	258,437	$56.41	1.7	$22,148
The weighted-average grant-date fair value of options granted during 2016 was $19.52 per share. The total cash received from options exercised during 2016, 2015 and 2014 was $4.5 million, $2.0 million and $2.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.2 million, $2.1 million and $1.1 million, respectively.
The following table provides a summary of restricted share activity for 2016:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2015	177,214	$118.68
Granted	153,450	152.70
Vested	(94,774)	116.62
Forfeited	(18,537)	129.08
Unvested at December 31, 2016	217,353	$142.70
The weighted-average grant-date fair value of stock awarded in 2016, 2015 and 2014 was $152.70, $141.08 and $111.45, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2016, 2015 and 2014, was $13.8 million, $26.1 million and $12.1 million, respectively.
As of December 31, 2016, there was $15.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 7.4 years with a weighted-average period of 2.5 years.

Subsequent to December 31, 2016, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 3, 2017	4,751	Shares	Immediate	Trustees
February 7, 2017	101,009	Restricted shares	3-4 years	Officers and key employees

NOTE 15—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $18,000 for 2016 and 2015, and $17,500 for 2014. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2016, 2015 and 2014 was approximately $602,000, $504,000 and $442,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2016 and 2015, we are liable to participants for approximately $10.5 million and $9.7 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 16—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2016 and 2015, we had 0.2 million weighted average unvested shares outstanding, respectively, and in 2014, we had 0.3 million which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options in 2016, 2015, or 2014. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$226,425	$190,094	$167,888
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(7,648)	(8,205)	(7,754)
Less: Earnings allocated to unvested shares	(702)	(797)	(1,003)
Income from continuing operations available for common shareholders	217,534	180,551	158,590
Gain on sale of real estate and change in control of interests, net	31,133	28,330	4,401
Net income available for common shareholders, basic and diluted	$248,667	$208,881	$162,991
DENOMINATOR
Weighted average common shares outstanding—basic	70,877	68,797	67,322
Effect of dilutive securities:
Stock options	172	184	170
Weighted average common shares outstanding—diluted	71,049	68,981	67,492

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$3.07	$2.63	$2.35
Gain on sale of real estate and change in control of interests, net	0.44	0.41	0.07
	$3.51	$3.04	$2.42
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$3.06	$2.62	$2.34
Gain on sale of real estate and change in control of interests, net	0.44	0.41	0.07
	$3.50	$3.03	$2.41
Income from continuing operations attributable to the Trust	$218,777	$181,889	$160,134

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Revenue	$198,344	$197,981	$201,157	$204,109
Operating income	$76,922	$80,135	$80,461	$83,477
Net income(1)	$79,063	$58,898	$61,198	$59,724
Net income attributable to the Trust(1)	$76,955	$55,941	$58,977	$58,037
Net income available for common shareholders(1)	$76,820	$55,806	$58,841	$57,902
Earnings per common share—basic(1)	$1.10	$0.79	$0.82	$0.81
Earnings per common share—diluted(1)	$1.10	$0.78	$0.82	$0.80
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2015
Revenue	$184,792	$181,461	$185,252	$192,507
Operating income	$72,122	$76,201	$75,917	$75,914
Net income(1)	$48,203	$45,673	$54,550	$69,998
Net income attributable to the Trust(1)	$46,186	$43,632	$52,447	$67,954
Net income available for common shareholders(1)	$46,051	$43,497	$52,311	$67,819
Earnings per common share—basic(1)	$0.67	$0.63	$0.75	$0.98
Earnings per common share—diluted(1)	$0.67	$0.63	$0.75	$0.97

(1)
First quarter 2016 includes a $25.7 million gain on change in control of interests from our Clarion Partners acquisition as further discussed in Note 3. Third quarter 2016 includes a $4.9 million gain on sale from the reversal of our warranty reserve on condominiums sold at Santana Row as further discussed in Note 9. Second and fourth quarter 2015 include an $11.5 million and $16.8 million gain on sale, respectively, from our Houston Street and Courtyard Shops properties as further discussed in Note 3.

NOTE 18—SUBSEQUENT EVENTS

On January 12, 2017, we exercised our purchase option on non-controlling interests in San Antonio Center for $2.6 million of cash and 44,195 of downREIT operating partnership units.

On February 1, 2017, we acquired a leasehold interest in Hastings Ranch Plaza, a 274,000 square foot shopping center in Pasadena, California for $29.5 million.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA		$11,685	$9,181	$15,243	$11,685	$24,424	$36,109	$16,232	1908/1965	10/23/1997	35 years
29TH PLACE (Virginia)	VA	4,514	10,211	18,863	11,730	10,195	30,609	40,804	10,522	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA		2,432	12,346	11,013	2,432	23,359	25,791	18,269	1953	1/12/1988	35 years
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)	MA		93,252	34,196	500,278	94,552	533,174	627,726	36,044	2005, 2012-2014	2005-2013	35 years
ATLANTIC PLAZA (Massachusetts)	MA		6,293	17,109	1,780	6,293	18,889	25,182	885	1960	1/13/2016	35 years
BALA CYNWYD (Pennsylvania)	PA		3,565	14,466	22,502	2,581	37,952	40,533	18,950	1955	9/22/1993	35 years
BARCROFT PLAZA (Virginia)	VA		12,617	29,603	630	12,617	30,233	42,850	984	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	35 years
BARRACKS ROAD (Virginia)	VA		4,363	16,459	42,978	4,363	59,437	63,800	39,882	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD		46,579	35,406	144,090	44,880	181,195	226,075	67,697	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ		—	24,715	45,437	3,945	66,207	70,152	45,645	1958	12/28/1989	35 years
BRISTOL PLAZA (Connecticut)	CT		3,856	15,959	10,963	3,856	26,922	30,778	16,623	1959	9/22/1995	35 years
BROOK 35 (New Jersey)	NJ	11,242	7,128	38,355	1,635	7,128	39,990	47,118	4,070	1986/2004	1/1/2014	35 years
CAMPUS PLAZA (Massachusetts)	MA		16,710	13,412	265	16,710	13,677	30,387	611	1970	1/13/2016	35 years
CHELSEA COMMONS (Massachusetts)	MA	6,328	9,417	19,466	13,958	9,396	33,445	42,841	7,486	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	35 years
COCOWALK (Florida)	FL		33,160	71,001	2,716	32,504	74,373	106,877	4,276	1990/1994, 1922-1973	5/4/15, 7/1/15, 12/16/15, & 7/26/16	35 years
COLORADO BLVD (California)	CA		5,262	4,071	10,032	5,262	14,103	19,365	10,262	1905-1988	12/31/96 & 8/14/98	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
CONGRESSIONAL PLAZA (Maryland)	MD		2,793	7,424	90,748	1,020	99,945	100,965	50,640	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD		1,750	1,869	1,286	1,750	3,155	4,905	1,793	1975	12/17/1997	35 years
CROSSROADS (Illinois)	IL		4,635	11,611	15,879	4,635	27,490	32,125	15,719	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA		27,245	54,575	7,679	27,245	62,254	89,499	19,516	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	35 years
DARIEN (Connecticut)	CT		29,809	18,302	810	29,809	19,112	48,921	2,424	1920-2009	4/3/2013	35 years
DEDHAM PLAZA (Massachusetts)	MA		14,834	12,918	10,564	14,834	23,482	38,316	14,734	1959	12/31/93 & 12/14/16	35 years
DEL MAR VILLAGE (Florida)	FL		15,624	41,712	5,252	15,587	47,001	62,588	18,573	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	35 years
EAST BAY BRIDGE (California)	CA		29,079	138,035	10,487	29,079	148,522	177,601	19,797	1994-2001, 2011/2012	12/21/2012	35 years
EASTGATE CROSSING (North Carolina)	NC		1,608	5,775	23,647	1,608	29,422	31,030	18,859	1963	12/18/1986	35 years
ELLISBURG (New Jersey)	NJ		4,028	11,309	19,112	4,013	30,436	34,449	19,374	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA		19,117	15,829	12,402	19,117	28,231	47,348	14,590	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA		1,798	1,270	10,900	1,819	12,149	13,968	8,287	1960/1962	9/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD		10,216	17,895	39,531	10,216	57,426	67,642	40,896	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)	IL		9,252	9,544	17,995	9,252	27,539	36,791	18,537	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA		1,345	3,943	11,604	1,345	15,547	16,892	5,424	1957	4/25/1980	35 years
FREE STATE SHOPPING CENTER (Maryland)	MD		18,581	41,658	3,739	18,581	45,397	63,978	1,864	1970	1/13/2016	35 years
FRESH MEADOWS (New York)	NY		24,625	25,255	36,465	24,633	61,712	86,345	35,528	1946-1949	12/5/1997	35 years
FRIENDSHIP CENTER (District of Columbia)	DC		12,696	20,803	4,071	12,696	24,874	37,570	10,909	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD		7,701	5,271	13,929	5,973	20,928	26,901	17,291	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL		2,677	4,829	6,089	2,677	10,918	13,595	7,016	1958	7/28/1994	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
GOVERNOR PLAZA (Maryland)	MD		2,068	4,905	20,401	2,068	25,306	27,374	19,389	1963	10/1/1985	35 years
GRAHAM PARK PLAZA (Virginia)	VA		1,237	15,096	18,523	1,169	33,687	34,856	27,137	1971	7/21/1983	35 years
GRATIOT PLAZA (Michigan)	MI		525	1,601	17,694	525	19,295	19,820	16,620	1964	3/29/1973	25.75 years
GREENLAWN PLAZA (New York)	NY		10,590	20,869	213	10,590	21,082	31,672	875	1975/2004	1/13/2016	35 years
GREENWICH AVENUE (Connecticut)	CT		7,484	5,444	1,199	7,484	6,643	14,127	3,980	1968	4/12/1995	35 years
HAUPPAUGE (New York)	NY		8,791	15,262	4,577	8,419	20,211	28,630	10,977	1963	8/6/1998	35 years
HERMOSA AVENUE (California)	CA		1,116	280	4,459	1,368	4,487	5,855	3,129	1922	9/17/1997	35 years
HOLLYWOOD BLVD (California)	CA		8,300	16,920	21,502	8,370	38,352	46,722	13,294	1929/1991	3/22/99 & 6/18/99	35 years
HUNTINGTON (New York)	NY		12,195	16,008	18,372	12,195	34,380	46,575	14,516	1962	12/12/88, 10/26/07, & 11/24/15	35 years
HUNTINGTON SQUARE (New York)	NY		—	10,075	2,101	—	12,176	12,176	2,777	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA		4,308	10,026	2,453	4,308	12,479	16,787	8,505	1991	4/15/1994	35 years
KINGS COURT (California)	CA		—	10,714	952	—	11,666	11,666	8,331	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	11,759	75	13,787	13,862	7,992	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA		720	2,974	18,236	720	21,210	21,930	14,439	1966	1/31/1985	35 years
LAUREL (Maryland)	MD		7,458	22,525	25,986	7,464	48,505	55,969	35,839	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA		5,723	7,160	20,117	5,734	27,266	33,000	24,029	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA		8,184	10,722	17,120	8,184	27,842	36,026	13,920	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA		79,382	19,247	49,410	79,269	68,770	148,039	19,737	1960-2008	8/24/2006	35 years
MELVILLE MALL (New York)	NY		35,622	32,882	15,370	35,622	48,252	83,874	10,403	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,618	28,684	48,028	44,258	28,717	92,253	120,970	37,484	1975	10/14/2003	25 - 35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
MONTROSE CROSSING (Maryland)	MD	72,726	48,624	91,819	13,772	48,624	105,591	154,215	20,987	1960s, 1970s, 1996 & 2011	12/27/11, 12/19/13	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA		10,068	33,501	40,545	10,230	73,884	84,114	31,396	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	35 years
NORTH DARTMOUTH (Massachusetts)	MA		9,366	—	2	9,366	2	9,368	—	2004	8/24/2006
NORTHEAST (Pennsylvania)	PA		1,152	10,596	16,482	1,153	27,077	28,230	19,721	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL		2,782	8,604	5,638	2,628	14,396	17,024	8,106	1989	4/27/1994	35 years
OLD KEENE MILL (Virginia)	VA		638	998	5,625	638	6,623	7,261	5,159	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA		3,420	2,765	30,571	3,420	33,336	36,756	20,065	1962, 1997-1998	10/22/1997	35 years
PAN AM (Virginia)	VA		8,694	12,929	7,262	8,695	20,190	28,885	14,504	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA		—	2,955	95,154	—	98,109	98,109	42,881	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD		2,800	6,461	21,677	2,800	28,138	30,938	22,232	1963	10/1/1985	35 years
PIKE & ROSE (Maryland)	MD		31,471	10,335	427,582	26,199	443,189	469,388	13,498	1963 & 2012-2014	5/18/82, 10/26/07, & 7/31/12	50 years
PIKE 7 PLAZA (Virginia)	VA		14,970	22,799	4,564	14,914	27,419	42,333	15,818	1968	3/31/1997 & 7/8/2015	35 years
PLAZA DEL MERCADO (Maryland)	MD		10,305	21,553	10,558	10,305	32,111	42,416	853	1969	1/13/2016	35 years
PLAZA EL SEGUNDO/THE POINT (California)	CA	176,209	62,127	153,556	63,039	64,463	214,259	278,722	32,104	2006/2007/2016	12/30/11, 6/14/13, 7/26/13 & 12/27/13	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA		3,319	8,457	6,504	3,319	14,961	18,280	9,386	1967	12/23/1994	35 years
QUINCE ORCHARD (Maryland)	MD		3,197	7,949	26,927	2,928	35,145	38,073	17,738	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,474	—	8,092	41,924	—	50,016	50,016	14,806	2005 - 2007	2006 - 2007	50 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
ROLLINGWOOD APTS. (Maryland)	MD	21,221	552	2,246	7,746	572	9,972	10,544	8,988	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC		4,840	6,319	1,585	4,840	7,904	12,744	4,925	1930	12/1/1995	35 years
SAN ANTONIO CENTER (California)	CA		39,920	32,466	1,114	39,920	33,580	73,500	3,206	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015	35 years
SANTANA ROW (California)	CA		66,682	7,502	732,733	57,578	749,339	806,917	166,872	1999-2006, 2009, 2011, 2014, 2016	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	40 - 50 years
SAUGUS PLAZA (Massachusetts)	MA		4,383	8,291	2,583	4,383	10,874	15,257	6,274	1976	10/1/1996	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	52,436	20,682	72,432	12,961	20,685	85,390	106,075	28,432	1997	3/8/2007	35 years
THE GROVE AT SHREWSBURY (New Jersey)	NJ	54,212	18,016	103,115	2,625	18,021	105,735	123,756	10,395	1988/1993/2007	1/1/2014 & 10/6/14	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD		4,441	12,849	170	4,441	13,019	17,460	4,447	2005 - 2006	3/8/2007	35 years
THE SHOPS AT SUNSET PLACE (Florida)	FL	72,229	64,499	50,853	5,425	64,499	56,278	120,777	3,697	1999	10/1/2015	35 years
THIRD STREET PROMENADE (California)	CA		22,645	12,709	43,693	25,125	53,922	79,047	31,389	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA		7,170	10,518	4,019	7,280	14,427	21,707	8,465	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL		29,940	43,390	22,840	29,962	66,208	96,170	13,142	1989	1/19/11 & 6/13/14	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA		1,282	12,285	1,575	1,470	13,672	15,142	4,659	1969	6/29/2006	35 years
TROY (New Jersey)	NJ		3,126	5,193	26,770	4,501	30,588	35,089	20,415	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA		388	453	3,782	475	4,148	4,623	3,583	1954	1/17/1978	17 years
VILLAGE AT SHIRLINGTON (Virginia)	VA	6,591	9,761	14,808	38,650	4,234	58,985	63,219	24,877	1940, 2006-2009	12/21/1995	35 years
WESTGATE CENTER (California)	CA		6,319	107,284	35,823	6,319	143,107	149,426	42,865	1960-1966	3/31/2004	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2016 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
WHITE MARSH PLAZA (Maryland)	MD		3,478	21,413	337	3,478	21,750	25,228	7,932	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD		34,281	1,843	8,432	34,311	10,245	44,556	752	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD		9,111	1,061	9,484	9,111	10,545	19,656	8,484	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA		1,499	6,643	21,954	1,499	28,597	30,096	25,190	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA		3,192	7,723	82,479	7,790	85,604	93,394	55,812	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA		8,055	13,759	21,001	8,055	34,760	42,815	21,597	1948	10/29/1996	35 years
TOTALS		$542,707	$1,305,525	$2,055,800	$3,397,748	$1,294,800	$5,464,273	$6,759,073	$1,729,234

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2016 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2013	$5,149,463
Additions during period
Acquisitions	174,328
Improvements	329,674
Deduction during period—dispositions and retirements of property and transfer to joint venture	(44,467)
Balance, December 31, 2014	5,608,998
Additions during period
Acquisitions	291,726
Improvements	281,471
Deduction during period—dispositions and retirements of property	(117,789)
Balance, December 31, 2015	6,064,406
Additions during period
Acquisitions	229,296
Improvements	483,932
Deduction during period—dispositions and retirements of property	(18,561)
Balance, December 31, 2016	$6,759,073
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $6.0 billion as of December 31, 2016.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2016
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2013	$1,350,471
Additions during period—depreciation and amortization expense	155,662
Deductions during period—dispositions and retirements of property	(39,083)
Balance, December 31, 2014	1,467,050
Additions during period—depreciation and amortization expense	156,513
Deductions during period—dispositions and retirements of property	(49,522)
Balance, December 31, 2015	1,574,041
Additions during period—depreciation and amortization expense	173,244
Deductions during period—dispositions and retirements of property	(18,051)
Balance, December 31, 2016	$1,729,234

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2016 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,654	$20,654 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
				$—	$29,904	$29,904	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $29.9 million as of December 31, 2016.

(2)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2016 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2013	$55,155
Deductions during period:
Collection and satisfaction of loans	(4,778)
Amortization of discount	611
Balance, December 31, 2014	50,988
Additions during period:
Issuance of loans	368
Deductions during period:
Collection and satisfaction of loans	(10,692)
Amortization of discount	954
Balance, December 31, 2015	41,618
Deductions during period:
Collection and satisfaction of loans	(11,714)
Balance, December 31, 2016	$29,904

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, and November 2, 2016.

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

10.27
Revised Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.28
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.32
First Amendment to the Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference

10.33
Second Amendment to Term Loan Agreement, dated as of August 28, 2014, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on September 2, 2014 and incorporated herein by reference)

10.34
Second Amendment to Credit Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.35
Third Amendment to Term Loan Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.36
Severance Agreement between the Trust and Daniel Guglielmone dated August 15, 2016 (previously filed as Exhibit 10.36 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-07533 and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

3