Form 10-Q
period 2017-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2017-05-03
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on April 28, 2017 was 72,238,754.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,235,147 and $1,226,918 of consolidated variable interest entities, respectively)	$6,294,142	$6,125,957
Construction-in-progress	687,356	599,260
Asset held for sale	33,856	33,856
	7,015,354	6,759,073
Less accumulated depreciation and amortization (including $217,449 and $209,239 of consolidated variable interest entities, respectively)	(1,766,239)	(1,729,234)
Net real estate	5,249,115	5,029,839
Cash and cash equivalents	20,112	23,368
Accounts and notes receivable, net	115,775	116,749
Mortgage notes receivable, net	29,904	29,904
Investment in real estate partnerships	14,540	14,864
Prepaid expenses and other assets	226,754	208,555
TOTAL ASSETS	$5,656,200	$5,423,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $436,494 and $439,120 of consolidated variable interest entities, respectively)	$468,284	$471,117
Capital lease obligations	71,582	71,590
Notes payable	496,311	279,151
Senior notes and debentures	1,977,192	1,976,594
Accounts payable and accrued expenses	191,901	201,756
Dividends payable	71,647	71,440
Security deposits payable	16,499	16,285
Other liabilities and deferred credits	144,979	115,817
Total liabilities	3,438,395	3,203,750
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	141,003	143,694
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 72,236,981 and 71,995,897 shares issued and outstanding, respectively	725	722
Additional paid-in capital	2,736,921	2,718,325
Accumulated dividends in excess of net income	(764,458)	(749,734)
Accumulated other comprehensive loss	(1,493)	(2,577)
Total shareholders’ equity of the Trust	1,981,692	1,976,733
Noncontrolling interests	95,110	99,102
Total shareholders’ equity	2,076,802	2,075,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,656,200	$5,423,279

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
REVENUE
Rental income	$204,447	$195,308
Other property income	2,190	2,312
Mortgage interest income	752	724
Total revenue	207,389	198,344
EXPENSES
Rental expenses	41,109	42,819
Real estate taxes	25,090	22,794
General and administrative	8,267	8,010
Depreciation and amortization	51,379	47,799
Total operating expenses	125,845	121,422
OPERATING INCOME	81,544	76,922
Other interest income	106	103
Interest expense	(23,758)	(23,729)
Income from real estate partnerships	—	41
INCOME FROM CONTINUING OPERATIONS	57,892	53,337
Gain on sale of real estate and change in control of interests	178	25,726
NET INCOME	58,070	79,063
Net income attributable to noncontrolling interests	(1,880)	(2,108)
NET INCOME ATTRIBUTABLE TO THE TRUST	56,190	76,955
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$56,055	$76,820
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.78	$0.73
Gain on sale of real estate and change in control of interests, net	—	0.37
	$0.78	$1.10
Weighted average number of common shares, basic	71,862	69,771
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.78	$0.73
Gain on sale of real estate and change in control of interests, net	—	0.37
	$0.78	$1.10
Weighted average number of common shares, diluted	72,005	69,957

COMPREHENSIVE INCOME	$59,154	$76,288

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$57,274	$74,180

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2017
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2016	399,896	$9,997	71,995,897	$722	$2,718,325	$(749,734)	$(2,577)	$99,102	$2,075,835
January 1, 2017 adoption of new accounting standard - See Note 2	—	—	—	—	83	(83)	—	—	—
Net income, excluding $806 attributable to redeemable noncontrolling interests	—	—	—	—	—	56,190	—	1,074	57,264
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	1,084	—	1,084
Dividends declared to common shareholders	—	—	—	—	—	(70,696)	—	—	(70,696)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,482)	(1,482)
Common shares issued	—	—	98,674	1	13,414	—	—	—	13,415
Exercise of stock options	—	—	52,307	1	3,830	—	—	—	3,831
Shares issued under dividend reinvestment plan	—	—	4,660	—	654	—	—	—	654
Share-based compensation expense, net of forfeitures	—	—	105,824	1	3,548	—	—	—	3,549
Shares withheld for employee taxes	—	—	(28,411)	—	(4,061)	—	—	—	(4,061)
Conversion and redemption of OP units	—	—	8,030	—	951	—	—	(951)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	114	114
Purchase of noncontrolling interest	—	—	—	—	177	—	—	(2,747)	(2,570)
BALANCE AT MARCH 31, 2017	399,896	$9,997	72,236,981	$725	$2,736,921	$(764,458)	$(1,493)	$95,110	$2,076,802

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$58,070	$79,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,379	47,799
Gain on sale of real estate and change in control of interests	(178)	(25,726)
Income from real estate partnerships	—	(41)
Other, net	(1,524)	698
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	4,390	(836)
Decrease in prepaid expenses and other assets	297	1,181
Increase in accounts payable and accrued expenses	4,359	5,066
Increase (decrease) in security deposits and other liabilities	4,273	(2,325)
Net cash provided by operating activities	121,066	104,879
INVESTING ACTIVITIES
Acquisition of real estate	(140,222)	(129,776)
Capital expenditures - development and redevelopment	(119,084)	(55,554)
Capital expenditures - other	(16,366)	(12,377)
Proceeds from sale of real estate partnership interests	622	—
Investment in real estate partnerships	(118)	(697)
Leasing costs	(3,113)	(3,285)
Repayment of mortgage and other notes receivable, net	5	2
Net cash used in investing activities	(278,276)	(201,687)
FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility	217,000	(500)
Repayment of mortgages and capital leases	(1,567)	(1,423)
Issuance of common shares, net of costs	17,359	181,757
Dividends paid to common and preferred shareholders	(70,117)	(64,884)
Shares withheld for employee taxes	(4,061)	(4,353)
Distributions to and redemptions of noncontrolling interests, net	(4,660)	(2,096)
Redemption of redeemable noncontrolling interests	—	(13,023)
Net cash provided by financing activities	153,954	95,478
Decrease in cash and cash equivalents	(3,256)	(1,330)
Cash and cash equivalents at beginning of year	23,368	21,046
Cash and cash equivalents at end of period	$20,112	$19,716

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2017
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 98 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2016 amounts have been reclassified to conform to current period presentation.
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
Recently Issued Accounting Pronouncements
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." ASU 2017-05 clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and also clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an insubstance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all of the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained. Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized. ASU 2017-05 is effective for us in the first quarter of 2018, and we are currently assessing the impact of this standard to our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. Additionally, ASU 2016-09 requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a "financing activity" rather than an "operating activity," as was done previously on the Statement of Cash Flows. We adopted this standard effective January 1, 2017, and as a result, we are now accounting for forfeitures as they occur, and have recorded the cumulative impact on the adoption date as a $0.1 million adjustment to additional paid in capital and retained earnings. The amount reclassified from "operating activities" to "financing activities" for shares withheld for employee taxes was $4.4 million.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations but rather asset acquisitions. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact will be that transaction costs are capitalized for asset acquisitions rather than expensed when they were considered business combinations. Based on acquisitions in the past several years, transaction costs for a single shopping center acquisition have typically ranged from $0.2 million to $2.4 million with significantly higher transaction costs expected for an acquisition of a larger portfolio. We adopted this standard effective January 1, 2017, and are applying the new guidance prospectively. Our acquisitions in first quarter 2017 (further discussed in Note 3 below) both qualified as asset acquisitions and consequently, all transaction costs were capitalized.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$29,209	$27,559
Interest capitalized	(5,451)	(3,830)
Interest expense	$23,758	$23,729
Cash paid for interest, net of amounts capitalized	$25,089	$20,635
Cash paid for income taxes	$197	$141
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$—	$34,385
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$5,918	$—
DownREIT operating partnership units redeemed for common shares	$951	$4,281
Shares issued under dividend reinvestment plan	$541	$537

NOTE 3—REAL ESTATE
On February 1, 2017, we acquired a leasehold interest in Hastings Ranch Plaza, a 274,000 square foot shopping center in Pasadena, California for $29.5 million. The land is subject to a long-term ground lease that expires on April 30, 2054. Approximately $21.5 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $15.2 million of net assets acquired were allocated to lease liabilities and included in other liabilities.
On March 31, 2017, we acquired the fee interest in Riverpoint Center, a 211,000 square foot shopping center in the Lincoln Park neighborhood of Chicago, Illinois for $107.0 million. Approximately $1.0 million and $12.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
Assets Held for Sale
We lease three parcels of land at our Assembly Row property to two ground lessees. During 2016, both lessees exercised purchase options under the related ground leases. The sale transaction related to one of the land parcels was completed on April 4, 2017 for a sales price of $36.0 million and the gain was approximately $18 million. We expect the other two sale transactions to close in the second quarter of 2017. The total cost basis of the related land at March 31, 2017 was $33.9 million, and is included in "assets held for sale" on our consolidated balance sheets.

NOTE 4—DEBT
During the three months ended March 31, 2017, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $217.0 million, the weighted average borrowings outstanding was $93.4 million, and the weighted average interest rate, before amortization of debt fees, was 1.6%. At March 31, 2017, the outstanding balance was $217.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2017, we were in compliance with all debt covenants.

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

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$964,595	$975,520	$750,268	$760,260
Senior notes and debentures	$1,977,192	$2,020,304	$1,976,594	$2,015,973

As of March 31, 2017, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $1.3 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2017, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2017 was a liability of $1.5 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three months ended March 31, 2017, the change in valuation on our interest rate swaps resulted in a $1.1 million decrease in our derivative liability (including $0.6 million reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,493	$—	$1,493	$—	$2,577	$—	$2,577

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 799,962 downREIT operating partnership units are outstanding which have a total fair value of $106.8 million, based on our closing stock price on March 31, 2017.
On January 12, 2017, we exercised our purchase option on non-controlling interests in San Antonio Center for $2.6 million of cash and 44,195 of downREIT operating partnership units.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2017		2016
	Declared	Paid	Declared	Paid
Common shares	$0.980	$0.980	$0.940	$0.940
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2017, we issued 98,658 common shares at a weighted average price per share of $137.90 for net cash proceeds of $13.4 million and paid $0.1 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Minimum rents
Retail and commercial	$142,143	$134,586
Residential	13,503	11,449
Cost reimbursement	41,518	41,802
Percentage rents	2,823	3,069
Other	4,460	4,402
Total rental income	$204,447	$195,308

Minimum rents include the following:

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Straight-line rents	$3.6	$2.0
Amortization of above market leases	$(1.4)	$(1.9)
Amortization of below market leases	$2.5	$2.2

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Grants of common shares and options	$3,549	$3,529
Capitalized share-based compensation	(317)	(302)
Share-based compensation expense	$3,232	$3,227

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2017 and 2016, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2017 and 2016. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$57,892	$53,337
Less: Preferred share dividends	(135)	(135)
Less: Income from continuing operations attributable to noncontrolling interests	(1,772)	(2,108)
Less: Earnings allocated to unvested shares	(235)	(236)
Income from continuing operations available for common shareholders	55,750	50,858
Gain on sale of real estate and change in control of interests, net	70	25,726
Net income available for common shareholders, basic and diluted	$55,820	$76,584
DENOMINATOR
Weighted average common shares outstanding—basic	71,862	69,771
Stock options	143	186
Weighted average common shares outstanding—diluted	72,005	69,957

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.78	$0.73
Gain on sale of real estate and change in control of interests, net	—	0.37
	$0.78	$1.10
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.78	$0.73
Gain on sale of real estate and change in control of interests, net	—	0.37
	$0.78	$1.10
Income from continuing operations attributable to the Trust	$56,120	$51,229

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2017.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 98 predominantly retail real estate projects comprising approximately 23.1 million square feet. In total, the real estate projects were 94.6% leased and 93.1% occupied at March 31, 2017.
2017 Significant Property Acquisitions & Disposition
On February 1, 2017, we acquired a leasehold interest in Hastings Ranch Plaza, a 274,000 square foot shopping center in Pasadena, California for $29.5 million. The land is subject to a long-term ground lease that expires on April 30, 2054. Approximately $21.5 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $15.2 million of net assets acquired were allocated to lease liabilities and included in other liabilities.
On March 31, 2017, we acquired the fee interest in Riverpoint Center, a 211,000 square foot shopping center in the Lincoln Park neighborhood of Chicago, Illinois for $107.0 million. Approximately $1.0 million and $12.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On April 4, 2017, the sale transaction related to the purchase option on our Partners HealthCare ground lease closed at our Assembly Row property in Somerville, Massachusetts. The sales price was $36.0 million, and the gain was approximately $18 million.
2017 Significant Equity Transactions
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2017, we issued 98,658 common shares at a weighted average price per share of $137.90 for net cash proceeds of $13.4 million and paid $0.1 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $104 million and $2 million, respectively, for the three months ended March 31, 2017, and $68 million and $2 million, respectively, for the three months ended March 31, 2016. We capitalized external and internal costs related to other property improvements of $12 million and $1 million, respectively, for the three months ended March 31, 2017, and $8 million and $1 million for the three months ended March 31, 2016. We capitalized external and internal costs related to leasing activities of $2 million and $2 million, respectively, for the three months ended March 31, 2017, and $2 million and $1 million, respectively, for the three months ended March 31, 2016. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, respectively, for the three months ended March 31, 2017, and $2 million, less than $1 million, and $1 million, respectively, for the three months ended March 31, 2016. Total capitalized costs were $122 million and $82 million for the three months ended March 31, 2017 and 2016, respectively.
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
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen a recent uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2017, no single tenant accounted for more than 3.0% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $198 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are proceeding with an eight story 284,000 square foot office building which will include 29,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 million and $215 million and to deliver in 2019. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in our long-term multi-phased mixed-use development projects at Assembly Row in Somerville, Massachusetts and Pike & Rose in North Bethesda, Maryland which we expect to be involved in over the coming years.
Construction of Phase II of Assembly Row which will include 161,000 square feet of retail space, a 159 room boutique hotel and 447 residential units is underway. The hotel will be owned and operated by a joint venture in which we are a partner. Total expected costs range from $280 million to $295 million and delivery is expected in 2017/2018. Phase II will also include 122 for-sale condominium units with an expected total cost of $70 million to $75 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement includes a purchase option, which was exercised and the related sale closed on April 4, 2017.
Construction of Phase II of Pike & Rose is also underway. Phase II will include approximately 216,000 square feet of retail space, a 177 room select-service hotel and 272 residential units. Total expected costs range from $200 million to $207 million and delivery is expected in 2017/2018. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II will also include 99 for-sale condominium units with an expected cost of $53 million to $58 million.

Including costs incurred in the first three months of 2017, we expect to invest between $270 million and $300 million at Assembly Row and Pike & Rose in 2017, net of public funding.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through new or assumed mortgages and property sales.
At March 31, 2017, the leasable square feet in our properties was 94.6% leased and 93.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2017, we signed leases for a total of 592,000 square feet of retail space including 524,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 288,000 square feet at an average rental increase of 17% on a cash basis and 31% on a straight-line basis. Renewals for comparable spaces were signed for 235,000 square feet at an average rental increase of 5% on a cash basis and 14% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $66.67 per square foot for new leases and $1.89 per square foot for renewals for the three months ended March 31, 2017.
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
The leases signed in 2017 generally become effective over the following two years though some may not become effective until 2020 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year, and expect that volume for 2017 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three months ended March 31, 2017, all or a portion of 79 properties were considered same-center and 15 were considered redevelopment or expansion. For the three months ended March 31, 2017, one property and one portion of a property were moved from redevelopment to same-center, compared to the designations as of December 31, 2016. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2017 AND 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$204,447	$195,308	$9,139	4.7%
Other property income	2,190	2,312	(122)	(5.3)%
Mortgage interest income	752	724	28	3.9%
Total property revenue	207,389	198,344	9,045	4.6%
Rental expenses	41,109	42,819	(1,710)	(4.0)%
Real estate taxes	25,090	22,794	2,296	10.1%
Total property expenses	66,199	65,613	586	0.9%
Property operating income (1)	141,190	132,731	8,459	6.4%
General and administrative expense	(8,267)	(8,010)	(257)	3.2%
Depreciation and amortization	(51,379)	(47,799)	(3,580)	7.5%
Operating Income	81,544	76,922	4,622	6.0%
Other interest income	106	103	3	2.9%
Income from real estate partnerships	—	41	(41)	(100.0)%
Interest expense	(23,758)	(23,729)	(29)	0.1%
Total other, net	(23,652)	(23,585)	(67)	0.3%
Income from continuing operations	57,892	53,337	4,555	8.5%
Gain on sale of real estate and change in control of interests	178	25,726	(25,548)	(99.3)%
Net income	58,070	79,063	(20,993)	(26.6)%
Net income attributable to noncontrolling interests	(1,880)	(2,108)	228	(10.8)%
Net income attributable to the Trust	$56,190	$76,955	$(20,765)	(27.0)%

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

Property Revenues
Total property revenue increased $9.0 million, or 4.6%, to $207.4 million in the three months ended March 31, 2017 compared to $198.3 million in the three months ended March 31, 2016. The percentage occupied at our shopping centers increased to 93.1% at March 31, 2017 compared to 92.7% at March 31, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $9.1 million, or 4.7%, to $204.4 million in the three months ended March 31, 2017 compared to $195.3 million in the three months ended March 31, 2016 due primarily to the following:

•
an increase of $5.0 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of three of our other retail redevelopments, and the lease-up of the new residential building at Congressional Plaza throughout 2016,

•	an increase of $1.5 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units at Pike & Rose,

•	an increase of $1.2 million from the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016,

•	an increase of $0.8 million at same-center properties due primarily to higher rental rates of approximately $2.0 million, partially offset by lower recoveries of $1.0 million primarily the net result of lower snow removal expense partially offset by higher real estate tax expense, and lower average occupancy of approximately $0.3 million, and

•	an increase of $0.8 million from 2017 and late 2016 acquisitions, primarily related to Hastings Ranch Plaza.
Property Expenses
Total property expenses increased $0.6 million, or 0.9%, to $66.2 million in the three months ended March 31, 2017 compared to $65.6 million in the three months ended March 31, 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.7 million, or 4.0%, to $41.1 million in the three months ended March 31, 2017 compared to $42.8 million in the three months ended March 31, 2016. This decrease is primarily due to the following:

•	a decrease of $2.0 million at same-center properties primarily due to lower snow removal costs and lower bad debt expense, partially offset by

•	an increase of $0.3 million from the acquisitions in 2017 and 2016.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.9% in the three months ended March 31, 2017 from 21.7% in the three months ended March 31, 2016.
Real Estate Taxes
Real estate tax expense increased $2.3 million, or 10.1%, to $25.1 million in the three months ended March 31, 2017 compared to $22.8 million in the three months ended March 31, 2016 due primarily to:

•	an increase of $1.0 million due primarily to higher assessments at same-center properties,

•	an increase of $0.6 million from Assembly Row and Pike & Rose,

•	an increase of $0.5 million from redevelopment properties, primarily related to our new office building at Santana Row, and

•	an increase of $0.2 million from the acquisitions of Hastings Ranch Plaza in February 2017 and six previously unconsolidated Clarion joint venture properties in January 2016.
Property Operating Income
Property operating income increased $8.5 million, or 6.4%, to $141.2 million in the three months ended March 31, 2017 compared to $132.7 million in the three months ended March 31, 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, Assembly Row and Pike & Rose, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and the acquisition of Hastings Ranch Plaza in February 2017.
Other Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased $3.6 million, or 7.5%, to $51.4 million in the three months ended March 31, 2017 from $47.8 million in the three months ended March 31, 2016. This increase is primarily due to redevelopment properties (largely the new office building at Santana Row), Assembly Row, and Pike & Rose.
Operating Income
Operating income increased $4.6 million, or 6.0%, to $81.5 million in the three months ended March 31, 2017 compared to $76.9 million in the three months ended March 31, 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and earnings growth at Assembly Row and Pike & Rose.

Other
Interest Expense
Interest expense increased to $23.8 million in the three months ended March 31, 2017 compared to $23.7 million in the three months ended March 31, 2016. This increase is due primarily to the following:

•	an increase of $1.2 million due to higher borrowings primarily attributable to the 3.625% senior notes issued in July 2016, and

•	an increase of $0.4 million due to a higher overall weighted average borrowing rate, partially offset by

•	an increase of $1.6 million in capitalized interest.
Gross interest costs were $29.2 million and $27.6 million in the three months ended March 31, 2017 and 2016, respectively. Capitalized interest was $5.5 million and $3.8 million in the three months ended March 31, 2017 and 2016, respectively.
Gain on Sale of Real Estate and Change in Control of Interests
The $0.2 million gain on sale of real estate for the three months ended March 31, 2017 is the result of the sale of a building in Coconut Grove, Florida.
The $25.7 million gain on change in control of interests for the three months ended March 31, 2016 is the result of our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties. The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain on obtaining the controlling interest.

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
At March 31, 2017, we had cash and cash equivalents of $20.1 million and $217.0 million of borrowings outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.
For the three months ended March 31, 2017, the maximum amount of borrowings outstanding under our revolving credit facility was $217.0 million, the weighted average amount of borrowings outstanding was $93.4 million and the weighted average interest rate, before amortization of debt fees, was 1.6%. For the remainder of 2017, we have $217.3 million of mortgage debt maturing which we expect to refinance primarily with new mortgage loans on Plaza El Segundo and The Grove at Shrewsbury. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike &

Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of construction on Phase II at both Assembly Row and Pike & Rose, the construction of our next phase of Santana Row, and our redevelopment pipeline. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash provided by operating activities	$121,066	$104,879
Cash used in investing activities	(278,276)	(201,687)
Cash provided by financing activities	153,954	95,478
Decrease in cash and cash equivalents	(3,256)	(1,330)
Cash and cash equivalents, beginning of year	23,368	21,046
Cash and cash equivalents, end of period	$20,112	$19,716

Net cash provided by operating activities increased $16.2 million to $121.1 million during the three months ended March 31, 2017 from $104.9 million during the three months ended March 31, 2016. The increase was primarily attributable to higher net income before certain non-cash items and timing of payments from tenants.
Net cash used in investing activities increased $76.6 million to $278.3 million during the three months ended March 31, 2017 from $201.7 million during the three months ended March 31, 2016. The increase was primarily attributable to:

•	a $67.3 million increase in capital investments and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row, and other current redevelopments, and

•	a $10.4 million increase in acquisitions of real estate.
Net cash provided by financing activities increased $58.5 million to $154.0 million during the three months ended March 31, 2017 from $95.5 million during the three months ended March 31, 2016. The increase was primarily attributable to:

•	$217.0 million in net borrowings in 2017 on our revolving credit facility, and

•	$13.0 million 2016 acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California, partially offset by

•
a $164.4 million decrease in net proceeds from the issuance of common shares primarily due to our March 2016 issuance of 1.0 million common shares at $149.43 per share in an underwritten public offering,

•	a $5.2 million increase in dividends paid to shareholders due to an increase in the dividend rate and an increased number of shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2017:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2017	Stated Interest Rate as of March 31, 2017	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Plaza El Segundo	Acquired	$175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	42,272	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,732	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,165	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	68,124	5.62%	September 1, 2020
29th Place	Acquired	4,501	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	72,314	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,500	5.36%	January 15, 2031
Subtotal		464,813
Net unamortized premium and debt issuance costs		3,471
Total mortgages payable		468,284
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,271	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	217,000	LIBOR + 0.825%	April 20, 2020
Subtotal		497,271
Net unamortized debt issuance costs		(960)
Total notes payable		496,311

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	450,000	450,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		1,994,200
Net unamortized discount and debt issuance costs		(17,008)
Total senior notes and debentures		1,977,192
Capital lease obligations
Various		71,582	Various	Various through 2106
Total debt and capital lease obligations		$3,013,369
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2017 was $217.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.6%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2017, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2017:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2017	$486		$220,953	$30	$221,469
2018	275,513	(1)	15,477	37	291,027
2019	567		25,006	42	$25,615
2020	367,629	(2)	64,687	46	432,362
2021	250,700		$5,984	51	$256,735
Thereafter	1,596,576		132,706	71,376	1,800,658
	$2,491,471		$464,813	$71,582	$3,027,866	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of March 31, 2017, there was $217.0 million outstanding under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium/(discount) and debt issuance costs on mortgage loans, notes payable, and senior notes as of March 31, 2017.

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
As of March 31, 2017, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2017, and we do not anticipate it will have a significant effect in the future.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$58,070	$79,063
Net income attributable to noncontrolling interests	(1,880)	(2,108)
Gain on sale of real estate and change in control of interests, net	(70)	(25,726)
Depreciation and amortization of real estate assets	44,682	41,728
Amortization of initial direct costs of leases	4,684	4,204
Funds from operations	105,486	97,161
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	784	855
Income attributable to unvested shares	(340)	(292)
Funds from operations available for common shareholders	$105,795	$97,589
Weighted average number of common shares, diluted (1)	72,805	70,867

Funds from operations available for common shareholders, per diluted share	$1.45	$1.38
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2017, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2017, we had $2.7 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $174.2 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $202.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2017, we had $217.0 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $2.2 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $2.2 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2016.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2016 filed with the SEC on February 13, 2017. These factors include, but are not limited to, the following:

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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended March 31, 2017, we redeemed 8,030 downREIT operating partnership units for common shares.

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

FEDERAL REALTY INVESTMENT TRUST

May 3, 2017	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

May 3, 2017	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, and November 2, 2016 (previously filed as Exhibit 3.2 to the 2016 10-K (File No. 1-07533) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.20% Notes due 2017; 5.95% Notes due 2014 and the 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; and 3.625% Notes due 2046 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.2
Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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

10.25
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

10.26
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
10.27
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.28
Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.31
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference)

10.32
Second Amendment to Term Loan Agreement, dated as of August 28, 2014, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on September 2, 2014 and incorporated herein by reference)

10.33
Second Amendment to Credit Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.34
Third Amendment to Term Loan Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.35
Severance Agreement between the Trust and Daniel Guglielmone dated August 15, 2016 previously filed as Exhibit 10.36 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-07533 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.