Form 10-Q
period 2017-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2017-08-02
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 28, 2017 was 72,255,197.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although Federal Realty Investment Trust (the "Trust") believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,265,976 and $1,226,918 of consolidated variable interest entities, respectively)	$6,371,714	$6,125,957
Construction-in-progress	719,713	599,260
Asset held for sale	—	33,856
	7,091,427	6,759,073
Less accumulated depreciation and amortization (including $226,193 and $209,239 of consolidated variable interest entities, respectively)	(1,808,326)	(1,729,234)
Net real estate	5,283,101	5,029,839
Cash and cash equivalents	96,326	23,368
Accounts and notes receivable, net	168,996	116,749
Mortgage notes receivable, net	30,429	29,904
Investment in real estate partnerships	13,973	14,864
Prepaid expenses and other assets	210,678	208,555
TOTAL ASSETS	$5,803,503	$5,423,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $383,304 and $439,120 of consolidated variable interest entities, respectively)	$414,891	$471,117
Capital lease obligations	71,573	71,590
Notes payable	279,316	279,151
Senior notes and debentures	2,377,208	1,976,594
Accounts payable and accrued expenses	190,459	201,756
Dividends payable	71,714	71,440
Security deposits payable	16,618	16,285
Other liabilities and deferred credits	143,002	115,817
Total liabilities	3,564,781	3,203,750
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	152,045	143,694
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 72,251,477 and 71,995,897 shares issued and outstanding, respectively	725	722
Additional paid-in capital	2,741,803	2,718,325
Accumulated dividends in excess of net income	(759,058)	(749,734)
Accumulated other comprehensive loss	(1,100)	(2,577)
Total shareholders’ equity of the Trust	1,992,367	1,976,733
Noncontrolling interests	94,310	99,102
Total shareholders’ equity	2,086,677	2,075,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,803,503	$5,423,279

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
REVENUE
Rental income	$204,246	$192,935	$408,693	$388,243
Other property income	3,068	3,488	5,258	5,800
Mortgage interest income	735	1,558	1,487	2,282
Total revenue	208,049	197,981	415,438	396,325
EXPENSES
Rental expenses	37,128	36,978	78,237	79,797
Real estate taxes	26,522	23,397	51,612	46,191
General and administrative	8,643	9,036	16,910	17,046
Depreciation and amortization	52,666	48,435	104,045	96,234
Total operating expenses	124,959	117,846	250,804	239,268
OPERATING INCOME	83,090	80,135	164,634	157,057
Other interest income	68	77	174	180
Interest expense	(23,907)	(23,101)	(47,665)	(46,830)
(Loss) income from real estate partnerships	(114)	—	(114)	41
INCOME FROM CONTINUING OPERATIONS	59,137	57,111	117,029	110,448
Gain on sale of real estate and change in control of interests, net	18,996	1,787	19,174	27,513
NET INCOME	78,133	58,898	136,203	137,961
Net income attributable to noncontrolling interests	(1,842)	(2,957)	(3,722)	(5,065)
NET INCOME ATTRIBUTABLE TO THE TRUST	76,291	55,941	132,481	132,896
Dividends on preferred shares	(135)	(135)	(271)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$76,156	$55,806	$132,210	$132,625
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.79	$0.78	$1.57	$1.50
Gain on sale of real estate and change in control of interests, net	0.26	0.01	0.26	0.38
	$1.05	$0.79	$1.83	$1.88
Weighted average number of common shares, basic	72,001	70,797	71,928	70,270
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.79	$0.77	$1.57	$1.50
Gain on sale of real estate and change in control of interests, net	0.26	0.01	0.26	0.38
	$1.05	$0.78	$1.83	$1.88
Weighted average number of common shares, diluted	72,124	70,974	72,061	70,451

COMPREHENSIVE INCOME	$78,526	$58,490	$137,680	$134,778

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$76,684	$55,533	$133,958	$129,713

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2017
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2016	399,896	$9,997	71,995,897	$722	$2,718,325	$(749,734)	$(2,577)	$99,102	$2,075,835
January 1, 2017 adoption of new accounting standard - See Note 2	—	—	—	—	83	(83)	—	—	—
Net income, excluding $1,704 attributable to redeemable noncontrolling interests	—	—	—	—	—	132,481	—	2,018	134,499
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	1,477	—	1,477
Dividends declared to common shareholders	—	—	—	—	—	(141,451)	—	—	(141,451)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(3,310)	(3,310)
Common shares issued	—	—	98,695	1	13,341	—	—	—	13,342
Exercise of stock options	—	—	52,307	1	3,830	—	—	—	3,831
Shares issued under dividend reinvestment plan	—	—	9,140	—	1,253	—	—	—	1,253
Share-based compensation expense, net of forfeitures	—	—	103,941	1	6,456	—	—	—	6,457
Shares withheld for employee taxes	—	—	(28,533)	—	(4,077)	—	—	—	(4,077)
Conversion and redemption of OP units	—	—	20,030	—	2,569	—	—	(2,569)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,547	4,547
Purchase of noncontrolling interest	—	—	—	—	23	—	—	(5,478)	(5,455)
BALANCE AT JUNE 30, 2017	399,896	$9,997	72,251,477	$725	$2,741,803	$(759,058)	$(1,100)	$94,310	$2,086,677

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$136,203	$137,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,045	96,234
Gain on sale of real estate and change in control of interests, net	(19,174)	(27,513)
Loss (income) from real estate partnerships	114	(41)
Other, net	(2,934)	278
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	3,467	935
Decrease (increase) in prepaid expenses and other assets	13,767	(1,075)
Increase in accounts payable and accrued expenses	1,568	432
Increase (decrease) in security deposits and other liabilities	4,773	(3,604)
Net cash provided by operating activities	241,829	203,607
INVESTING ACTIVITIES
Acquisition of real estate	(168,345)	(129,770)
Capital expenditures - development and redevelopment	(229,198)	(142,091)
Capital expenditures - other	(33,622)	(23,594)
Proceeds from sale of real estate and real estate partnership interests	46,731	—
Investment in real estate partnerships	(430)	(2,064)
Distribution from real estate partnership in excess of earnings	1,672	3,800
Leasing costs	(6,273)	(7,188)
(Issuance) repayment of mortgage and other notes receivable, net	(514)	5
Net cash used in investing activities	(389,979)	(300,902)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	—	41,500
Issuance of senior notes, net of costs	399,410	—
Repayment of mortgages and capital leases	(53,924)	(37,233)
Issuance of common shares, net of costs	17,390	245,221
Dividends paid to common and preferred shareholders	(140,447)	(131,076)
Shares withheld for employee taxes	(4,077)	(4,371)
Contributions from noncontrolling interests	13,068	80
Distributions to and redemptions of noncontrolling interests	(10,312)	(19,250)
Net cash provided by financing activities	221,108	94,871
Increase (decrease) in cash and cash equivalents	72,958	(2,424)
Cash and cash equivalents at beginning of year	23,368	21,046
Cash and cash equivalents at end of period	$96,326	$18,622

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 99 predominantly retail real estate projects.
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
Revenue Recognition
We are currently under construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Gains or losses on the sale of these condominium units are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” We account for contracted condominium sales under the percentage-of-completion method, based on an evaluation of the criteria specified in ASC Topic 360-20 including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer has made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria have not been met, no profit is recognized. The application of this criteria can be complex and requires us to make assumptions.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 as amended and interpreted by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, supersedes nearly all existing revenue recognition guidance under GAAP and replaces it with a core revenue recognition principle, that an entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and creates a five-step model for revenue recognition in accordance with this principle. While we are still completing the assessment of the impact of these standards to our consolidated financial statements, we believe the majority of our revenue falls outside of the scope of this guidance. However, the new guidance will affect the accounting method related to our gains on condominium sales. Currently, gains on contracted sales are recognized using the percentage-of-completion method, with the gain recognized once certain criteria have been met in advance of legal closing. Under the new guidance, condominium sale gains will be recognized as the condominium units are legally sold, which will typically be upon closing. We intend to implement the new revenue recognition guidance retrospectively with the cumulative effect recognized in retained earnings at the date of initial application.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the awards' fair value, vesting conditions, and the classification of the award as equity or a liability are the same immediately before and after the change. ASU 2017-09 is effective for us in the first quarter of 2018, is applied prospectively to awards granted or modified after the adoption date, and is not expected to have a significant impact to our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations but rather asset acquisitions. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact will be that transaction costs are capitalized for asset acquisitions rather than expensed when they were considered business combinations. Based on acquisitions in the past several years, transaction costs for a single shopping center acquisition have typically ranged from $0.2 million to $2.4 million with significantly higher transaction costs expected for an acquisition of a larger portfolio. We adopted this standard effective January 1, 2017, and are applying the new guidance prospectively. Our acquisitions in the first six months of 2017 (further discussed in Note 3 below) qualified as asset acquisitions and consequently, all transaction costs were capitalized.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$59,304	$54,803
Interest capitalized	(11,639)	(7,973)
Interest expense	$47,665	$46,830
Cash paid for interest, net of amounts capitalized	$47,995	$45,577
Cash paid for income taxes	$341	$250
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans refinanced	$125,000	$—
Mortgage loans assumed with acquisition	$—	$34,385
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$5,918	$—
DownREIT operating partnership units redeemed for common shares	$2,569	$18,164
Shares issued under dividend reinvestment plan	$1,036	$1,047

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
We leased three parcels of land at our Assembly Row property to two ground lessees. During 2016, both lessees exercised purchase options under the related ground leases. The sale transaction related to the purchase option on one of our ground leases was completed on April 4, 2017 for a sales price of $36.0 million. On June 28, 2017, the sale transactions related to the purchase options on our other two ground lease parcels were completed for a total sales price of $17.3 million. The net gain recognized in connection with these transactions was approximately $15.4 million.
On May 19, 2017, we acquired the fee interest in a 71,000 square foot, mixed-use property located in Berkeley, California based on a gross value of $23.9 million. The acquisition was completed through a newly formed entity for which we own a 90% controlling interest. Approximately $0.8 million and $0.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $2.4 million was allocated to noncontrolling interests.
For the three and six months ended June 30, 2017 we recognized a $3.3 million gain, net of $1.7 million of income taxes, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $43.3 million. The closing of the Assembly Row condominium sales is expected to commence in 2018. As of June 30, 2017, no gain has been recognized for contracted condominium sales at Pike & Rose, as not all of the criteria necessary for profit recognition have been met.

NOTE 4—DEBT
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50%

notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as the senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.4 million.
During the three and six months ended June 30, 2017, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $344.0 million, and the weighted average interest rate, before amortization of debt fees, was 1.8%, for both periods. During the three and six months ended June 30, 2017, the weighted average borrowings outstanding were $252.1 million and $173.2 million, respectively. At June 30, 2017, there was no outstanding balance. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2017, we were in compliance with all default related debt covenants.

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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$694,207	$702,636	$750,268	$760,260
Senior notes and debentures	$2,377,208	$2,438,952	$1,976,594	$2,015,973

As of June 30, 2017, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $1.0 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2017, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2017 was a liability of $1.1 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and six months ended June 30, 2017, the change in valuation on our interest rate swaps resulted in a $0.4 million and $1.5 million decrease in our derivative liability, respectively, (including $0.5 million and $1.1 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,100	$—	$1,100	$—	$2,577	$—	$2,577

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 787,962 downREIT operating partnership units are outstanding which have a total fair value of $99.6 million, based on our closing stock price on June 30, 2017.
On January 12, 2017, we exercised our purchase option on non-controlling interests in San Antonio Center for $2.6 million of cash and 44,195 of downREIT operating partnership units.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2017		2016
	Declared	Paid	Declared	Paid
Common shares	$1.960	$1.960	$1.880	$1.880
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the six months ended June 30, 2017, we issued 98,658 common shares at a weighted average price per share of $137.90 for net cash proceeds of $13.4 million and paid $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Minimum rents
Retail and commercial	$144,276	$137,432	$286,419	$272,018
Residential	13,441	12,141	26,944	23,590
Cost reimbursement	39,877	36,637	81,395	78,439
Percentage rents	2,397	2,482	5,220	5,551
Other	4,255	4,243	8,715	8,645
Total rental income	$204,246	$192,935	$408,693	$388,243

Minimum rents include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In millions)
Straight-line rents	$3.8	$2.7	$7.4	$4.7
Amortization of above market leases	$(1.4)	$(1.7)	$(2.8)	$(3.6)
Amortization of below market leases	$2.7	$2.1	$5.2	$4.3

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Grants of common shares and options	$2,908	$2,523	$6,457	$6,052
Capitalized share-based compensation	(381)	(325)	(698)	(627)
Share-based compensation expense	$2,527	$2,198	$5,759	$5,425

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2017 and 2016, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and six months ended June 30, 2017 and 2016. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$59,137	$57,111	$117,029	$110,448
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Income from continuing operations attributable to noncontrolling interests	(1,660)	(1,871)	(3,432)	(3,979)
Less: Earnings allocated to unvested shares	(251)	(156)	(468)	(364)
Income from continuing operations available for common shareholders	57,091	54,949	112,858	105,834
Gain on sale of real estate and change in control of interests, net	18,814	701	18,884	26,427
Net income available for common shareholders, basic and diluted	$75,905	$55,650	$131,742	$132,261
DENOMINATOR
Weighted average common shares outstanding—basic	72,001	70,797	71,928	70,270
Stock options	123	177	133	181
Weighted average common shares outstanding—diluted	72,124	70,974	72,061	70,451

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.79	$0.78	$1.57	$1.50
Gain on sale of real estate and change in control of interests, net	0.26	0.01	0.26	0.38
	$1.05	$0.79	$1.83	$1.88
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.79	$0.77	$1.57	$1.50
Gain on sale of real estate and change in control of interests, net	0.26	0.01	0.26	0.38
	$1.05	$0.78	$1.83	$1.88
Income from continuing operations attributable to the Trust	$57,477	$55,240	$113,597	$106,469

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 99 predominantly retail real estate projects comprising approximately 23.2 million square feet. In total, the real estate projects were 94.5% leased and 93.0% occupied at June 30, 2017.
2017 Significant Property Acquisitions & Dispositions
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
On April 4, 2017 and June 28, 2017, the sale transactions at our Assembly Row property in Somerville, Massachusetts related to the purchase options on our Partners HealthCare and AvalonBay ground lease parcels, respectively, closed. The total sales price was $53.3 million, which resulted in a gain of $15.4 million.
On May 19, 2017, we acquired the fee interest in a 71,000 square foot, mixed-use property located in Berkeley, California based on a gross value of $23.9 million. The acquisition was completed through a newly formed entity for which we own a 90% controlling interest. Approximately $0.8 million and $0.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively. Additionally, approximately $2.4 million was allocated to noncontrolling interests.
2017 Significant Debt and Equity Transactions
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50% notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as our senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.4 million.

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the six months ended June 30, 2017, we issued 98,658 common shares at a weighted average price per share of $137.90 for net cash proceeds of $13.4 million and paid $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $212 million and $4 million, respectively, for the six months ended June 30, 2017, and $161 million and $4 million, respectively, for the six months ended June 30, 2016. We capitalized external and internal costs related to other property improvements of $30 million and $1 million, respectively, for the six months ended June 30, 2017, and $21 million and $1 million for the six months ended June 30, 2016. We capitalized external and internal costs related to leasing activities of $3 million and $3 million, respectively, for the six months ended June 30, 2017, and $4 million and $3 million, respectively, for the six months ended June 30, 2016. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $3 million, for both the six months ended June 30, 2017 and 2016. Total capitalized costs were $254 million and $195 million for the six months ended June 30, 2017 and 2016, respectively.
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
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen a recent uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2017, no single tenant accounted for more than 3.0% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $238 million that we expect to stabilize in the next several years.
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
Construction of Phase II of Assembly Row which will include 161,000 square feet of retail space, a 159 room boutique hotel and 447 residential units is underway. The hotel will be owned and operated by a joint venture in which we are a partner. Total expected costs range from $280 million to $295 million and delivery is expected in 2017/2018. Phase II will also include 122 for-sale condominium units with an expected total cost of $74 million to $79 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement included a purchase option, which was exercised and the related sale closed on April 4, 2017.
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
Including costs incurred in the first six months of 2017, we expect to invest between $270 million and $300 million at Assembly Row and Pike & Rose in 2017, net of public funding.
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
At June 30, 2017, the leasable square feet in our properties was 94.5% leased and 93.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2017, we signed leases for a total of 432,000 square feet of retail space including 398,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 27% on a straight-line basis. New leases for comparable spaces were signed for 162,000 square feet at an average rental increase of 18% on a cash basis and 31% on a straight-line basis. Renewals for comparable spaces were signed for 236,000 square feet at an average rental increase of 12% on a cash basis and 25% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $66.26 per square foot for new leases and $33.13 per square foot for renewals for the three months ended June 30, 2017.
For the six months ended June 30, 2017, we signed leases for a total of 1,024,000 square feet of retail space including 921,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 450,000 square feet at an average rental increase of 18% on a cash basis and 31% on a straight-line basis. Renewals for comparable spaces were signed for 471,000 square feet at an average rental increase of 9% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $66.52 per square foot for new leases and $17.53 per square foot for renewals for the six months ended June 30, 2017.
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
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year, and expect that volume for 2017 will be in line with, or slightly above, our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and six months ended June 30, 2017, all or a portion of 77 and 72 properties, respectively, were considered same-center and 16 and 15 properties, respectively, were considered redevelopment or expansion. For the six months ended June 30, 2017, one property and one portion of a property were moved from redevelopment to same-center, compared to the designations as of December 31, 2016. For the three months ended June 30, 2017, five properties were moved from acquisitions to same-center. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2017 AND 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$204,246	$192,935	$11,311	5.9%
Other property income	3,068	3,488	(420)	(12.0)%
Mortgage interest income	735	1,558	(823)	(52.8)%
Total property revenue	208,049	197,981	10,068	5.1%
Rental expenses	37,128	36,978	150	0.4%
Real estate taxes	26,522	23,397	3,125	13.4%
Total property expenses	63,650	60,375	3,275	5.4%
Property operating income (1)	144,399	137,606	6,793	4.9%
General and administrative expense	(8,643)	(9,036)	393	(4.3)%
Depreciation and amortization	(52,666)	(48,435)	(4,231)	8.7%
Operating Income	83,090	80,135	2,955	3.7%
Other interest income	68	77	(9)	(11.7)%
Loss from real estate partnerships	(114)	—	(114)	(100.0)%
Interest expense	(23,907)	(23,101)	(806)	3.5%
Total other, net	(23,953)	(23,024)	(929)	4.0%
Income from continuing operations	59,137	57,111	2,026	3.5%
Gain on sale of real estate, net	18,996	1,787	17,209	963.0%
Net income	78,133	58,898	19,235	32.7%
Net income attributable to noncontrolling interests	(1,842)	(2,957)	1,115	(37.7)%
Net income attributable to the Trust	$76,291	$55,941	$20,350	36.4%

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

Property Revenues
Total property revenue increased $10.1 million, or 5.1%, to $208.0 million in the three months ended June 30, 2017 compared to $198.0 million in the three months ended June 30, 2016. The percentage occupied at our shopping centers was 93.0% at June 30, 2017 compared to 92.9% at June 30, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $11.3 million, or 5.9%, to $204.2 million in the three months ended June 30, 2017 compared to $192.9 million in the three months ended June 30, 2016 due primarily to the following:

•
an increase of $5.0 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of four of our retail redevelopments, and the lease-up of the new residential building at Congressional Plaza throughout 2016,

•	an increase of $3.1 million from acquisitions, primarily related to Riverpoint Center and Hastings Ranch Plaza,

•	an increase of $1.7 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units at Pike & Rose, and

•
an increase of $1.6 million at same-center properties due primarily to higher real estate tax recoveries of $1.1 million, higher rental rates of approximately $0.8 million, partially offset by lower average occupancy of approximately $0.4 million.

Mortgage Interest Income
Mortgage interest income decreased $0.8 million, or 52.8%, to $0.7 million in the three months ended June 30, 2017 compared to $1.6 million in the three months ended June 30, 2016. This decrease is related to a mortgage note receivable that was repaid in 2016.
Property Expenses
Total property expenses increased $3.3 million, or 5.4%, to $63.7 million in the three months ended June 30, 2017 compared to $60.4 million in the three months ended June 30, 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $0.2 million, or 0.4%, to $37.1 million in the three months ended June 30, 2017 compared to $37.0 million in the three months ended June 30, 2016. This increase is primarily due to the following:

•	an increase of $0.6 million from acquisitions, primarily related to Hastings Ranch Plaza and Riverpoint Center, partially offset by

•	a decrease of $0.3 million from redevelopment and same-center properties primarily due to lower bad debt expense.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 17.9% in the three months ended June 30, 2017 from 18.8% in the three months ended June 30, 2016.
Real Estate Taxes
Real estate tax expense increased $3.1 million, or 13.4%, to $26.5 million in the three months ended June 30, 2017 compared to $23.4 million in the three months ended June 30, 2016 due primarily to:

•	an increase of $2.3 million at same-center and redevelopment properties due primarily to higher assessments, and $0.4 million related to our new office building at Santana Row, and

•	an increase of $0.7 million from acquisitions, primarily related to Riverpoint Center and Hastings Ranch Plaza.
Property Operating Income
Property operating income increased $6.8 million, or 4.9%, to $144.4 million in the three months ended June 30, 2017 compared to $137.6 million in the three months ended June 30, 2016. This increase is primarily due to growth in earnings at redevelopment properties, the acquisitions of Riverpoint Center in March 2017 and Hastings Ranch Plaza in February 2017, and Assembly Row and Pike & Rose (primarily the lease-up of residential units at Pike & Rose).
Other Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased $4.2 million, or 8.7%, to $52.7 million in the three months ended June 30, 2017 from $48.4 million in the three months ended June 30, 2016. This increase is primarily due to redevelopment properties (largely the new office building at Santana Row), 2017 acquisitions, and Assembly Row and Pike & Rose.
Operating Income
Operating income increased $3.0 million, or 3.7%, to $83.1 million in the three months ended June 30, 2017 compared to $80.1 million in the three months ended June 30, 2016. This increase is primarily due to growth in earnings at redevelopment properties, earnings growth at Assembly Row and Pike & Rose, and 2017 acquisitions.
Other
Interest Expense
Interest expense increased $0.8 million, or 3.5%, to $23.9 million in the three months ended June 30, 2017 compared to $23.1 million in the three months ended June 30, 2016. This increase is due primarily to the following:

•	an increase of $3.6 million due to higher borrowings primarily attributable to the 3.625% senior notes issued in July 2016 and higher weighted average borrowings on our revolving credit facility, partially offset by

•	an increase of $2.0 million in capitalized interest, and

•	a decrease of $0.8 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $30.1 million and $27.2 million in the three months ended June 30, 2017 and 2016, respectively. Capitalized interest was $6.2 million and $4.1 million in the three months ended June 30, 2017 and 2016, respectively.
Gain on Sale of Real Estate, Net
The $19.0 million gain on sale of real estate, net for the three months ended June 30, 2017 is primarily due to the following:

•	$15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property, and

•	$3.3 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property.
The $1.8 million gain for the three months ended June 30, 2016 is related to the sale of a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.7 million.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2017 AND 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$408,693	$388,243	$20,450	5.3%
Other property income	5,258	5,800	(542)	(9.3)%
Mortgage interest income	1,487	2,282	(795)	(34.8)%
Total property revenue	415,438	396,325	19,113	4.8%
Rental expenses	78,237	79,797	(1,560)	(2.0)%
Real estate taxes	51,612	46,191	5,421	11.7%
Total property expenses	129,849	125,988	3,861	3.1%
Property operating income (1)	285,589	270,337	15,252	5.6%
General and administrative expense	(16,910)	(17,046)	136	(0.8)%
Depreciation and amortization	(104,045)	(96,234)	(7,811)	8.1%
Operating Income	164,634	157,057	7,577	4.8%
Other interest income	174	180	(6)	(3.3)%
(Loss) income from real estate partnerships	(114)	41	(155)	(378.0)%
Interest expense	(47,665)	(46,830)	(835)	1.8%
Total other, net	(47,605)	(46,609)	(996)	2.1%
Income from continuing operations	117,029	110,448	6,581	6.0%
Gain on sale of real estate and change in control of interests, net	19,174	27,513	(8,339)	(30.3)%
Net income	136,203	137,961	(1,758)	(1.3)%
Net income attributable to noncontrolling interests	(3,722)	(5,065)	1,343	(26.5)%
Net income attributable to the Trust	$132,481	$132,896	$(415)	(0.3)%

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

Property Revenues
Total property revenue increased $19.1 million, or 4.8%, to $415.4 million in the six months ended June 30, 2017 compared to $396.3 million in the six months ended June 30, 2016. The percentage occupied at our shopping centers was 93.0% at June 30, 2017 compared to 92.9% at June 30, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $20.5 million, or 5.3%, to $408.7 million in the six months ended June 30, 2017 compared to $388.2 million in the six months ended June 30, 2016 due primarily to the following:

•
an increase of $9.7 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of three of our retail redevelopments, and the lease-up of the new residential building at Congressional Plaza throughout 2016,

•	an increase of $3.8 million from acquisitions, primarily related to Riverpoint Center and Hastings Ranch Plaza.

•	an increase of $3.2 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units at Pike & Rose,

•
an increase of $2.2 million at same-center properties due primarily to higher rental rates of approximately $2.8 million and higher recoveries of $0.2 million primarily the net result of higher real estate tax assessments, partially offset by lower snow removal expense, and lower average occupancy of approximately $0.6 million, and

•	an increase of $1.8 million from the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016.
Other Property Income
Other property income decreased $0.5 million, or 9.3%, to $5.3 million in the six months ended June 30, 2017 compared to $5.8 million in the six months ended June 30, 2016. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily related to lower lease termination fees at our same-center properties.
Mortgage Interest Income
Mortgage interest income decreased $0.8 million, or 34.8%, to $1.5 million in the six months ended June 30, 2017 compared to $2.3 million in the six months ended June 30, 2016. This decrease is related to a mortgage note receivable that was repaid in 2016.
Property Expenses
Total property expenses increased $3.9 million, or 3.1%, to $129.8 million in the six months ended June 30, 2017 compared to $126.0 million in the six months ended June 30, 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.6 million, or 2.0%, to $78.2 million in the six months ended June 30, 2017 compared to $79.8 million in the six months ended June 30, 2016. This decrease is primarily due to the following:

•	a decrease of $2.0 million at same-center and redevelopment properties primarily due to lower snow removal costs,

•	a decrease of $0.4 million from Assembly Row and Pike & Rose primarily attributable to lower marketing costs, partially offset by

•	an increase of $0.8 million from acquisitions, primarily related to Hastings Ranch Plaza and Riverpoint Center.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.9% in the six months ended June 30, 2017 from 20.3% in the six months ended June 30, 2016.
Real Estate Taxes
Real estate tax expense increased $5.4 million, or 11.7%, to $51.6 million in the six months ended June 30, 2017 compared to $46.2 million in the six months ended June 30, 2016 due primarily to:

•	an increase of $2.8 million at same-center properties due primarily to higher assessments,

•	an increase of $0.9 million from redevelopment properties, primarily related to our new office building at Santana Row,

•	an increase of $0.9 million from acquisitions, primarily related to Riverpoint Center and Hastings Ranch Plaza, and

•	an increase of $0.7 million from Assembly Row and Pike & Rose.
Property Operating Income
Property operating income increased $15.3 million, or 5.6%, to $285.6 million in the six months ended June 30, 2017 compared to $270.3 million in the six months ended June 30, 2016. This increase is primarily due to growth in earnings at redevelopment properties, Assembly Row and Pike & Rose (primarily the lease-up of residential units at Pike & Rose), the acquisitions of Riverpoint Center in March 2017 and Hastings Ranch Plaza in February 2017, and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, partially offset by lower mortgage interest income related to a note receivable that was repaid in 2016.

Other Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million, or 8.1%, to $104.0 million in the six months ended June 30, 2017 from $96.2 million in the six months ended June 30, 2016. This increase is primarily due to redevelopment properties (largely the new office building at Santana Row), Assembly Row and Pike & Rose, and the acquisitions of Riverpoint Center in March 2017 and Hastings Ranch Plaza in February 2017.
Operating Income
Operating income increased $7.6 million, or 4.8%, to $164.6 million in the six months ended June 30, 2017 compared to $157.1 million in the six months ended June 30, 2016. This increase is primarily due to growth in earnings at redevelopment properties, Assembly Row and Pike & Rose, the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and the acquisitions of Riverpoint Center in March 2017 and Hastings Ranch Plaza in February 2017.
Other
Interest Expense
Interest expense increased $0.8 million, or 1.8%, to $47.7 million in the six months ended June 30, 2017 compared to $46.8 million in the six months ended June 30, 2016. This increase is due primarily to the following:

•	an increase of $4.9 million due to higher borrowings primarily attributable to the 3.625% senior notes issued in July 2016 and higher weighted average borrowings on our revolving credit facility, partially offset by

•	an increase of $3.7 million in capitalized interest, and

•	a decrease of $0.4 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $59.3 million and $54.8 million in the six months ended June 30, 2017 and 2016, respectively. Capitalized interest was $11.6 million and $8.0 million in the six months ended June 30, 2017 and 2016, respectively.
Gain on Sale of Real Estate and Change in Control of Interests, Net
The $19.2 million gain on sale of real estate and change in control of interests, net for the six months ended June 30, 2017 is primarily due to the following:

•	$15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts, and

•	$3.3 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property.
The $27.5 million gain on sale of real estate and change in control of interests, net for the six months ended June 30, 2017 is primarily due to the following:

•
$25.7 million gain related to our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties. The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain on obtaining the controlling interest.

•	$1.8 million gain related to the sale of a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.7 million.

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
At June 30, 2017, we had cash and cash equivalents of $96.3 million and no outstanding balance on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of June 30, 2017, we had the capacity to issue up to $357.3 million in common shares under our ATM equity program.
For the six months ended June 30, 2017, the maximum amount of borrowings outstanding under our revolving credit facility was $344.0 million, the weighted average amount of borrowings outstanding was $173.2 million and the weighted average interest rate, before amortization of debt fees, was 1.8%. On June 23, 2017, we issued $300.0 million of 3.25% senior unsecured notes that mature on July 15, 2027, and $100.0 million of 4.50% notes that mature on December 1, 2044 for net proceeds (after net issuance premium, underwriting fees and other costs) of approximately $399.4 million. For the remainder of 2017, we have $42.0 million of mortgage debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2017 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment which is the result of construction on Phase II at both Assembly Row and Pike & Rose, the construction of our next phase of Santana Row, and our redevelopment pipeline. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. In third quarter 2017, we expect to close on an acquisition of an approximately 90% interest in a joint venture that owns six shopping centers and that owns a 25% interest in a seventh shopping center. We expect our initial investment to be funded with assumed debt and approximately $260 million of cash. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash provided by operating activities	$241,829	$203,607
Cash used in investing activities	(389,979)	(300,902)
Cash provided by financing activities	221,108	94,871
Increase (decrease) in cash and cash equivalents	72,958	(2,424)
Cash and cash equivalents, beginning of year	23,368	21,046
Cash and cash equivalents, end of period	$96,326	$18,622

Net cash provided by operating activities increased $38.2 million to $241.8 million during the six months ended June 30, 2017 from $203.6 million during the six months ended June 30, 2016. The increase was primarily attributable to higher net income before certain non-cash items, lower escrow balances, and higher prepaid rent.
Net cash used in investing activities increased $89.1 million to $390.0 million during the six months ended June 30, 2017 from $300.9 million during the six months ended June 30, 2016. The increase was primarily attributable to:

•	a $96.2 million increase in capital investments and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row, and other current redevelopments, and

•	a $38.6 million increase in acquisitions of real estate,
partially offset by

•	$46.7 million in proceeds from the sale of three land parcels at Assembly Row.
Net cash provided by financing activities increased $126.2 million to $221.1 million during the six months ended June 30, 2017 from $94.9 million during the six months ended June 30, 2016. The increase was primarily attributable to:

•
$399.4 million net proceeds from the June 2017 issuance of $300.0 million of 3.25% senior unsecured notes that mature on July 15, 2027 and $100.0 million of 4.50% notes that mature on December 1, 2044,

•	$13.0 million increase in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million repayment of the Plaza El Segundo mortgage loan, and

•
$8.9 million decrease in distributions to and redemptions of noncontrolling interests primarily due to the 2016 acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California, partially offset by

•
a $227.8 million decrease in net proceeds from the issuance of common shares primarily due to our March 2016 issuance of 1.0 million common shares at $149.43 per share in an underwritten public offering, and 0.6 million common shares under our ATM equity program at a weighted average price of $153.24 during the six months ended June 30, 2016, compared to only 0.1 million common shares in 2017,

•	$41.5 million decrease in net borrowings on our revolving credit facility,

•
$16.7 million increase in repayment of mortgages and capital leases due to the $50.0 million pay down of the Plaza El Segundo mortgage loan on June 5, 2017, as compared to the payoff of $34.4 million of mortgage loans on April 1, 2016, and

•	a $9.4 million increase in dividends paid to shareholders due to an increase in the dividend rate and an increased number of shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2017:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2017	Stated Interest Rate as of June 30, 2017	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Grove at Shrewsbury (East)	Acquired	$42,004	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	10,670	6.38%	March 1, 2018
Rollingwood Apartments	24,050	21,053	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	67,628	5.62%	September 1, 2020
29th Place	Acquired	4,449	5.91%	January 31, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	71,898	4.20%	January 10, 2022
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,423	5.36%	January 15, 2031
Subtotal		413,330
Net unamortized premium and debt issuance costs		1,561
Total mortgages payable		414,891
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	5,141	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	—	LIBOR + 0.825%	April 20, 2020
Subtotal		280,141
Net unamortized debt issuance costs		(825)
Total notes payable		279,316

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	300,000	300,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,394,200
Net unamortized discount and debt issuance costs		(16,992)
Total senior notes and debentures		2,377,208
Capital lease obligations
Various		71,573	Various	Various through 2106
Total debt and capital lease obligations		$3,142,988
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2017 was $344.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.8%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2017, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of June 30, 2017, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2017:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2017	$356		$44,470	$21	$44,847
2018	275,513	(1)	15,477	37	291,027
2019	567		25,006	42	$25,615
2020	150,629	(2)	64,687	46	215,362
2021	250,700		$5,984	51	$256,735
Thereafter	1,996,576		257,706	71,376	2,325,658
	$2,674,341		$413,330	$71,573	$3,159,244	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of June 30, 2017, there was no balance outstanding under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium/(discount) and debt issuance costs on mortgage loans, notes payable, and senior notes as of June 30, 2017.

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
As of June 30, 2017, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2017, and we do not anticipate it will have a significant effect in the future.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$78,133	$58,898	$136,203	$137,961
Net income attributable to noncontrolling interests	(1,842)	(2,957)	(3,722)	(5,065)
Gain on sale of real estate and change in control of interests, net	(18,814)	(701)	(18,884)	(26,427)
Depreciation and amortization of real estate assets	45,634	42,299	90,316	84,027
Amortization of initial direct costs of leases	5,066	4,265	9,750	8,469
Funds from operations	108,177	101,804	213,663	198,965
Dividends on preferred shares (1)	—	(135)	—	(271)
Income attributable to operating partnership units	783	792	1,567	1,647
Income attributable to unvested shares	(357)	(264)	(707)	(569)
Funds from operations available for common shareholders	$108,603	$102,197	$214,523	199,772
Weighted average number of common shares, diluted (1)(2)	73,019	71,816	72,956	71,327

Funds from operations available for common shareholders, per diluted share	$1.49	$1.42	$2.94	$2.80
_____________________

(1)
For the three and six months ended June 30, 2017, dividends on preferred stock are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted."

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2017, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2017, we had $3.1 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $221.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $256.4 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. Our $800.0 million revolving credit facility is currently our only variable rate debt and, as of June 30, 2017, there was no amount outstanding.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended June 30, 2017, we redeemed 12,000 downREIT operating partnership units for common shares.
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

FEDERAL REALTY INVESTMENT TRUST

August 2, 2017	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

August 2, 2017	/s/ Daniel Guglielmone
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.