Form 10-Q
period 2017-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2017-11-02
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 27, 2017 was 72,546,870.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,666,691 and $1,226,918 of consolidated variable interest entities, respectively)	$6,758,728	$6,125,957
Construction-in-progress	769,882	599,260
Asset held for sale	—	33,856
	7,528,610	6,759,073
Less accumulated depreciation and amortization (including $236,391 and $209,239 of consolidated variable interest entities, respectively)	(1,828,845)	(1,729,234)
Net real estate	5,699,765	5,029,839
Cash and cash equivalents	22,850	23,368
Accounts and notes receivable, net	200,878	116,749
Mortgage notes receivable, net	30,429	29,904
Investment in real estate partnerships	23,925	14,864
Prepaid expenses and other assets	243,290	208,555
TOTAL ASSETS	$6,221,137	$5,423,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $461,873 and $439,120 of consolidated variable interest entities, respectively)	$493,240	$471,117
Capital lease obligations	71,565	71,590
Notes payable	320,718	279,151
Senior notes and debentures	2,377,939	1,976,594
Accounts payable and accrued expenses	206,441	201,756
Dividends payable	73,466	71,440
Security deposits payable	16,698	16,285
Other liabilities and deferred credits	175,464	115,817
Total liabilities	3,735,531	3,203,750
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	151,815	143,694
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 and 0 shares issued and outstanding, respectively	150,000	—
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 72,542,909 and 71,995,897 shares issued and outstanding, respectively	728	722
Additional paid-in capital	2,773,890	2,718,325
Accumulated dividends in excess of net income	(724,919)	(749,734)
Accumulated other comprehensive loss	(742)	(2,577)
Total shareholders’ equity of the Trust	2,208,954	1,976,733
Noncontrolling interests	124,837	99,102
Total shareholders’ equity	2,333,791	2,075,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,221,137	$5,423,279

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
REVENUE
Rental income	$212,048	$197,469	$620,741	$585,712
Other property income	5,171	2,759	10,429	8,559
Mortgage interest income	734	929	2,221	3,211
Total revenue	217,953	201,157	633,391	597,482
EXPENSES
Rental expenses	41,250	38,588	119,487	118,385
Real estate taxes	27,492	24,973	79,104	71,164
General and administrative	9,103	8,232	26,013	25,278
Depreciation and amortization	55,611	48,903	159,656	145,137
Total operating expenses	133,456	120,696	384,260	359,964
OPERATING INCOME	84,497	80,461	249,131	237,518
Other interest income	79	105	253	285
Interest expense	(26,287)	(24,313)	(73,952)	(71,143)
(Loss) income from real estate partnerships	(182)	—	(296)	41
INCOME FROM CONTINUING OPERATIONS	58,107	56,253	175,136	166,701
Gain on sale of real estate and change in control of interests, net	50,775	4,945	69,949	32,458
NET INCOME	108,882	61,198	245,085	199,159
Net income attributable to noncontrolling interests	(2,105)	(2,221)	(5,827)	(7,286)
NET INCOME ATTRIBUTABLE TO THE TRUST	106,777	58,977	239,258	191,873
Dividends on preferred shares	(177)	(136)	(448)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$106,600	$58,841	$238,810	$191,467
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.47	$0.82	$3.31	$2.70
Weighted average number of common shares	72,091	71,319	71,983	70,626
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.47	$0.82	$3.30	$2.70
Weighted average number of common shares	72,206	71,489	72,110	70,804

COMPREHENSIVE INCOME	$109,240	$63,097	$246,920	$197,875

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$107,135	$60,876	$241,093	$190,589

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2017
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2016	399,896	$9,997	71,995,897	$722	$2,718,325	$(749,734)	$(2,577)	$99,102	$2,075,835
January 1, 2017 adoption of new accounting standard - See Note 2	—	—	—	—	83	(83)	—	—	—
Net income, excluding $2,774 attributable to redeemable noncontrolling interests	—	—	—	—	—	239,258	—	3,053	242,311
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	1,835	—	1,835
Dividends declared to common shareholders	—	—	—	—	—	(213,954)	—	—	(213,954)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,435)	(4,435)
Common shares issued, net	—	—	325,451	4	42,690	—	—	—	42,694
Preferred shares issued, net	6,000	150,000	—	—	(5,027)	—	—	—	144,973
Exercise of stock options	—	—	112,334	1	8,213	—	—	—	8,214
Shares issued under dividend reinvestment plan	—	—	13,521	—	1,809	—	—	—	1,809
Share-based compensation expense, net of forfeitures	—	—	105,291	1	9,401	—	—	—	9,402
Shares withheld for employee taxes	—	—	(29,615)	—	(4,216)	—	—	—	(4,216)
Conversion and redemption of OP units	—	—	20,030	—	2,569	—	—	(2,569)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,264	35,264
Purchase of noncontrolling interest	—	—	—	—	43	—	—	(5,578)	(5,535)
BALANCE AT SEPTEMBER 30, 2017	405,896	$159,997	72,542,909	$728	$2,773,890	$(724,919)	$(742)	$124,837	$2,333,791

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$245,085	$199,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,656	145,137
Gain on sale of real estate and change in control of interests, net	(69,949)	(32,458)
Loss (income) from real estate partnerships	296	(41)
Other, net	(4,821)	556
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(1,565)	(3,604)
Increase in prepaid expenses and other assets	(5,819)	(25,769)
Increase in accounts payable and accrued expenses	13,617	11,164
Increase (decrease) in security deposits and other liabilities	3,138	(736)
Net cash provided by operating activities	339,638	293,408
INVESTING ACTIVITIES
Acquisition of real estate	(436,652)	(135,151)
Capital expenditures - development and redevelopment	(335,666)	(263,606)
Capital expenditures - other	(52,875)	(40,326)
Proceeds from sale of real estate and real estate partnership interests	127,538	—
Investment in real estate partnerships	(502)	(3,494)
Distribution from real estate partnership in excess of earnings	1,672	3,910
Leasing costs	(11,295)	(11,471)
(Issuance) repayment of mortgage and other notes receivable, net	(500)	11,721
Net cash used in investing activities	(708,280)	(438,417)
FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit facility, net of costs	41,500	(53,500)
Issuance of senior notes, net of costs	399,454	241,787
Repayment of mortgages and capital leases	(54,844)	(38,849)
Issuance of common shares, net of costs	51,189	300,040
Issuance of preferred shares, net of costs	145,456	—
Dividends paid to common and preferred shareholders	(210,845)	(197,750)
Shares withheld for employee taxes	(4,216)	(4,436)
Contributions from noncontrolling interests	13,312	302
Distributions to and redemptions of noncontrolling interests	(12,882)	(22,350)
Net cash provided by financing activities	368,124	225,244
(Decrease) increase in cash and cash equivalents	(518)	80,235
Cash and cash equivalents at beginning of year	23,368	21,046
Cash and cash equivalents at end of period	$22,850	$101,281

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.
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

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 as amended and interpreted by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, supersedes nearly all existing revenue recognition guidance under GAAP and replaces it with a core revenue recognition principle, that an entity will recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and creates a five-step model for revenue recognition in accordance with this principle. While we are still completing the assessment of the impact of these standards to our consolidated financial statements, we believe the majority of our revenue falls outside of the scope of this guidance. However, the new guidance will affect the accounting method related to our gains on condominium sales. Currently, gains on contracted sales are recognized using the percentage-of-completion method, with the gain recognized once certain criteria have been met in advance of legal closing (see further discussion in Note 3 to the consolidated financial statements). Under the new guidance, condominium sale gains will be recognized as the condominium units are legally sold, which will typically be upon closing. We intend to implement the new revenue recognition guidance retrospectively with the cumulative effect recognized in retained earnings at the date of initial application.
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
In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations but rather asset acquisitions. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact will be that transaction costs are capitalized for asset acquisitions rather than expensed when they were considered business combinations. Based on acquisitions in the past several years, transaction costs for a single shopping center acquisition have typically ranged from $0.2 million to $2.4 million with significantly higher transaction costs expected for an acquisition of a larger portfolio. We adopted this standard effective January 1, 2017, and are applying the new guidance prospectively. Our acquisitions in the first nine months of 2017 (further discussed in Note 3 below) qualified as asset acquisitions and consequently, all transaction costs were capitalized.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$92,520	$83,803
Interest capitalized	(18,568)	(12,660)
Interest expense	$73,952	$71,143
Cash paid for interest, net of amounts capitalized	$70,486	$66,921
Cash paid for income taxes	$342	$300
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans refinanced	$166,823	$—
Mortgage loans assumed with acquisition	$79,401	$34,385
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$5,918	$—
DownREIT operating partnership units redeemed for common shares	$2,569	$18,679
Shares issued under dividend reinvestment plan	$1,528	$1,523

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
On August 2, 2017, we acquired an approximately 90% interest in a joint venture that owns six shopping centers in Los Angeles County, California based on a gross value of $357 million, including the assumption of $79.4 million of mortgage debt. Approximately $7.8 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $36.2 million of net assets acquired were allocated to lease liabilities and included in other liabilities. Additionally, approximately $30.6 million was allocated to noncontrolling interests. That joint venture also acquired a 24.5% interest in La Alameda, a shopping center in Walnut Park, California for $19.8 million. The property has $41.0 million of mortgage debt, of which the joint venture's share is approximately $10 million. Additional information on the properties is listed below:

Property	City/State	GLA
		(in square feet)
Azalea	South Gate, CA	222,000
Bell Gardens	Bell Gardens, CA	330,000
La Alameda	Walnut Park, CA	245,000
Olivo at Mission Hills (1)	Mission Hills, CA	155,000
Plaza Del Sol	South El Monte, CA	48,000
Plaza Pacoima	Pacoima, CA	204,000
Sylmar Towne Center	Sylmar, CA	148,000
		1,352,000

(1) Property is currently being redeveloped. GLA reflects approximate square footage once the property is open and operating.
The following unaudited pro forma financial data includes the incremental revenues, operating expenses (including approximately $2.8 million and $8.5 million of depreciation and amortization expense for the three and nine months ended September 30, 2017 and 2016, respectively), and interest expense/financing costs related to the properties acquired on August 2, 2017 as if they had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it represent the results of income for future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in millions) (unaudited)

Total revenue	$220.2	$207.3	$649.0	$616.0
Net income available for common shareholders	106.2	57.5	235.9	187.5
On August 25, 2017, we sold our property located at 150 Post Street in San Francisco, California for a sales price of $69.3 million, resulting in a gain of $45.2 million.
On September 25, 2017, we sold our North Lake Commons property in Lake Zurich, Illinois for a sales price of $15.6 million, resulting in a gain of $4.9 million.
For the three and nine months ended September 30, 2017 we recognized a $0.6 million and $3.9 million gain, respectively, net of $0.3 million and $2.0 million of income taxes, respectively, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $59.1 million as of September 30, 2017. The closing of the Assembly Row condominium sales is expected to commence in 2018. As of September 30, 2017, no gain has been recognized for contracted condominium sales at Pike & Rose, as not all of the criteria necessary for profit recognition have been met.

NOTE 4—DEBT
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50% notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as the senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.5 million.
In connection with the acquisition of six shopping centers in Los Angeles County, California on August 2, 2017 (as further discussed in Note 3), we assumed mortgage loans with a face amount of $79.4 million and a fair value of $80.1 million. The mortgage loans are secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(in millions)
Sylmar Towne Center	$17.5	5.39%	June 6, 2021
Plaza Del Sol	8.6	5.23%	December 1, 2021
Azalea	40.0	3.73%	November 1, 2025
Bell Gardens	13.3	4.06%	August 1, 2026
On August 31, 2017, we refinanced the $41.8 million mortgage loan, at par, on The Grove at Shrewsbury (East) at a face amount of $43.6 million. The new mortgage loan bears interest at 3.77% and matures on September 1, 2027.
During the three and nine months ended September 30, 2017, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $281.5 million and $344.0 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 2.1% and 1.9%, respectively. During the three and nine months ended September 30, 2017, the weighted average borrowings outstanding were $172.7 million and $173.0 million, respectively. At September 30, 2017, there was $41.5 million outstanding balance. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2017, we were in compliance with all default related debt covenants.

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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$813,958	$826,012	$750,268	$760,260
Senior notes and debentures	$2,377,939	$2,452,494	$1,976,594	$2,015,973

As of September 30, 2017, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $0.7 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2017, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2017 was a liability of $0.7 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and nine months ended September 30, 2017, the change in valuation on our interest rate swaps resulted in a $0.4 million and $1.8 million decrease in our derivative liability, respectively, (including $0.4 million and $1.5 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$742	$—	$742	$—	$2,577	$—	$2,577

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 787,962 downREIT operating partnership units are outstanding which have a total fair value of $97.9 million, based on our closing stock price on September 30, 2017.
On January 12, 2017, we exercised our purchase option on non-controlling interests in San Antonio Center for $2.6 million of cash and 44,195 of downREIT operating partnership units.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2017		2016
	Declared	Paid	Declared	Paid
Common shares	$2.960	$2.940	$2.860	$2.820
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2017, we issued 226,739 common shares at a weighted average price per share of $131.00 for net cash proceeds of $29.3 million and paid $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2017, we issued 325,397 common shares at a weighted average price per share of $133.09 for net cash proceeds of $42.7 million and paid $0.4 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2017, we had the capacity to issue up to $327.6 million in common shares under our ATM equity program.

On September 29, 2017, we issued 6,000,000 Depository Shares, each representing 1/1000th interest in a 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share, ("Series C Preferred Shares") at the liquidation preference of $25.00 per depository share (or $25,000 per Series C Preferred share) in an underwritten public offering. The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Minimum rents
Retail and commercial	$147,971	$137,009	$434,390	$409,027
Residential	13,837	12,886	40,781	36,476
Cost reimbursement	43,602	40,565	124,997	119,004
Percentage rents	2,304	2,315	7,524	7,866
Other	4,334	4,694	13,049	13,339
Total rental income	$212,048	$197,469	$620,741	$585,712

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Straight-line rents	$3.9	$1.5	$11.3	$6.2
Amortization of above market leases	$(1.6)	$(1.7)	$(4.4)	$(5.3)
Amortization of below market leases	$2.5	$2.2	$7.7	$6.5

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Grants of common shares and options	$2,945	$2,766	$9,402	$8,818
Capitalized share-based compensation	(405)	(375)	(1,103)	(1,002)
Share-based compensation expense	$2,540	$2,391	$8,299	$7,816

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2017 and 2016, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and nine months ended September 30, 2017, and no anti-

dilutive stock options for the thee and nine months ended September 30, 2016. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$58,107	$56,253	$175,136	$166,701
Less: Preferred share dividends	(177)	(136)	(448)	(406)
Less: Income from continuing operations attributable to noncontrolling interests	(2,105)	(1,982)	(5,537)	(5,961)
Less: Earnings allocated to unvested shares	(317)	(170)	(785)	(534)
Income from continuing operations available for common shareholders	55,508	53,965	168,366	159,800
Gain on sale of real estate and change in control of interests, net	50,775	4,706	69,659	31,133
Net income available for common shareholders, basic and diluted	$106,283	$58,671	$238,025	$190,933
DENOMINATOR
Weighted average common shares outstanding—basic	72,091	71,319	71,983	70,626
Stock options	115	170	127	178
Weighted average common shares outstanding—diluted	72,206	71,489	72,110	70,804

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.47	$0.82	$3.31	$2.70
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.47	$0.82	$3.30	$2.70
Income from continuing operations attributable to the Trust	$56,002	$54,271	$169,599	$160,740

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. In total, the real estate projects were 94.9% leased and 93.8% occupied at September 30, 2017.
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
On August 2, 2017, we acquired an approximately 90% interest in a joint venture that owns six shopping centers in Los Angeles County, California based on a gross value of $357 million, including the assumption of $79.4 million of mortgage debt. Approximately $7.8 million of assets acquired were allocated to lease intangibles and included within other assets. Approximately $36.2 million of net assets acquired were allocated to lease liabilities and included in other liabilities. Additionally, approximately $30.6 million was allocated to noncontrolling interests. That joint venture also acquired a 24.5% interest in La Alameda, a shopping center in Walnut Park, California for $19.8 million. The property has $41 million of mortgage debt, of which the joint venture's share is approximately $10 million. Additional information on the properties is listed below:

Property	City/State	GLA
		(in square feet)
Azalea	South Gate, CA	222,000
Bell Gardens	Bell Gardens, CA	330,000
La Alameda	Walnut Park, CA	245,000
Olivo at Mission Hills (1)	Mission Hills, CA	155,000
Plaza Del Sol	South El Monte, CA	48,000
Plaza Pacoima	Pacoima, CA	204,000
Sylmar Towne Center	Sylmar, CA	148,000
		1,352,000

(1) Property is currently being redeveloped. GLA reflects approximate square footage once the property is open and operating.
On August 25, 2017, we sold our property at 150 Post Street in San Francisco, California for a sales price of $69.3 million, resulting in a gain of $45.2 million.
On September 25, 2017, we sold our North Lake Commons property in Lake Zurich, Illinois for a sales price of $15.6 million, resulting in a gain of $4.9 million.
For the three and nine months ended September 30, 2017 we recognized a $0.6 million and $3.9 million gain, respectively, net of $0.3 million and $2.0 million of income taxes, respectively, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $59.1 million. The closing of the Assembly Row condominium sales is expected to commence in 2018. As of September 30, 2017, no gain has been recognized for contracted condominium sales at Pike & Rose, as not all of the criteria necessary for profit recognition have been met.
2017 Significant Debt and Equity Transactions
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50% notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as our senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.5 million.
In connection with the acquisition of six shopping centers in Los Angeles County, California on August 2, 2017 (as further discussed above), we assumed mortgage loans with a face amount of $79.4 million and a fair value of $80.1 million. The mortgage loans are secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(in millions)
Sylmar Towne Center	$17.5	5.39%	June 6, 2021
Plaza Del Sol	8.6	5.23%	December 1, 2021
Azalea	40.0	3.73%	November 1, 2025
Bell Gardens	13.3	4.06%	August 1, 2026
On August 31, 2017, we refinanced the $41.8 million mortgage loan, at par, on The Grove at Shrewsbury (East) at a face amount of $43.6 million. The new mortgage loan bears interest at 3.77% and matures on September 1, 2027.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2017, we issued 226,739 common shares at a weighted average price per share of $131.00 for net cash proceeds of $29.3 million and paid $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30,

2017, we issued 325,397 common shares at a weighted average price per share of $133.09 for net cash proceeds of $42.7 million and paid $0.4 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2017, we had the capacity to issue up to $327.6 million in common shares under our ATM equity program.
On September 29, 2017, we issued 6,000,000 Depository Shares, each representing 1/1000th interest in a 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share, ("Series C Preferred Shares") at the liquidation preference of $25.00 per depository share (or $25,000 per Series C Preferred share) in an underwritten public offering. The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $320 million and $6 million, respectively, for the nine months ended September 30, 2017, and $289 million and $7 million, respectively, for the nine months ended September 30, 2016. We capitalized external and internal costs related to other property improvements of $47 million and $2 million, respectively, for the nine months ended September 30, 2017, and $39 million and $2 million for the nine months ended September 30, 2016. We capitalized external and internal costs related to leasing activities of $6 million and $5 million, respectively, for the nine months ended September 30, 2017, and $7 million and $4 million, respectively, for the nine months ended September 30, 2016. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $2 million, and $5 million, for the nine months ended September 30, 2017, and $6 million, $2 million, and $4 million, respectively, for the nine months ended September 30, 2016. Total capitalized costs were $386 million and $348 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen in 2017, an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2017, no single tenant accounted for more than 2.9% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $242 million that we expect to stabilize in the next several years.

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
Construction of Phase II of Assembly Row which will include 161,000 square feet of retail space, a 158 room boutique hotel and 447 residential units is underway. The hotel will be owned and operated by a joint venture in which we are a partner. Approximately 36,000 square feet of retail space in Phase II has opened in 2017, and in September, the first tenants moved into the new residential building. Total expected costs range from $280 million to $295 million and delivery is expected through 2017 and 2018. Phase II will also include 122 for-sale condominium units with an expected total cost of $74 million to $79 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement included a purchase option, which was exercised and the related sale closed on April 4, 2017.
Construction of Phase II of Pike & Rose is also underway. Phase II will include approximately 216,000 square feet of retail space, a 177 room boutique hotel and 272 residential units. Approximately 102,000 square feet of retail space in Phase II has opened in 2017, and in August, the first tenants moved into the new residential building. Total expected costs range from $200 million to $207 million and delivery is expected through 2017 and 2018. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II will also include 99 for-sale condominium units with an expected cost of $53 million to $58 million.
Including costs incurred in the first nine months of 2017, we expect to invest between $270 million and $300 million at Assembly Row and Pike & Rose in 2017.
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
At September 30, 2017, the leasable square feet in our properties was 94.9% leased and 93.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2017, we signed leases for a total of 424,000 square feet of retail space including 400,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis and 27% on a straight-line basis. New leases for comparable spaces were signed for 165,000 square feet at an average rental increase of 23% on a cash basis and 36% on a straight-line basis. Renewals for comparable spaces were signed for 234,000 square feet at an average rental increase of 8% on a cash basis and 20% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $51.81 per square foot for new leases and $7.89 per square foot for renewals for the three months ended September 30, 2017.
For the nine months ended September 30, 2017, we signed leases for a total of 1,448,000 square feet of retail space including 1,321,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of

13% on a cash basis and 26% on a straight-line basis. New leases for comparable spaces were signed for 615,000 square feet at an average rental increase of 19% on a cash basis and 33% on a straight-line basis. Renewals for comparable spaces were signed for 706,000 square feet at an average rental increase of 9% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $62.57 per square foot for new leases and $14.33 per square foot for renewals for the nine months ended September 30, 2017.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and nine months ended September 30, 2017, all or a portion of 83 and 78 properties, respectively, were considered same-center and 16 and 15 properties, respectively, were considered redevelopment or expansion. For the nine months ended September 30, 2017, one property and one portion of a property were moved from redevelopment to same-center and two properties were removed from same-center as they were sold in the third quarter of 2017, compared to the designations as of December 31, 2016. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$212,048	$197,469	$14,579	7.4%
Other property income	5,171	2,759	2,412	87.4%
Mortgage interest income	734	929	(195)	(21.0)%
Total property revenue	217,953	201,157	16,796	8.3%
Rental expenses	41,250	38,588	2,662	6.9%
Real estate taxes	27,492	24,973	2,519	10.1%
Total property expenses	68,742	63,561	5,181	8.2%
Property operating income (1)	149,211	137,596	11,615	8.4%
General and administrative expense	(9,103)	(8,232)	(871)	10.6%
Depreciation and amortization	(55,611)	(48,903)	(6,708)	13.7%
Operating Income	84,497	80,461	4,036	5.0%
Other interest income	79	105	(26)	(24.8)%
Interest expense	(26,287)	(24,313)	(1,974)	8.1%
Loss from real estate partnerships	(182)	—	(182)	(100.0)%
Total other, net	(26,390)	(24,208)	(2,182)	9.0%
Income from continuing operations	58,107	56,253	1,854	3.3%
Gain on sale of real estate, net	50,775	4,945	45,830	926.8%
Net income	108,882	61,198	47,684	77.9%
Net income attributable to noncontrolling interests	(2,105)	(2,221)	116	(5.2)%
Net income attributable to the Trust	$106,777	$58,977	$47,800	81.0%

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

Property Revenues
Total property revenue increased $16.8 million, or 8.3%, to $218.0 million in the three months ended September 30, 2017 compared to $201.2 million in the three months ended September 30, 2016. The percentage occupied at our shopping centers was 93.8% at September 30, 2017 compared to 93.1% at September 30, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $14.6 million, or 7.4%, to $212.0 million in the three months ended September 30, 2017 compared to $197.5 million in the three months ended September 30, 2016 due primarily to the following:

•	an increase of $7.4 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza,

•
an increase of $3.7 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of two of our retail redevelopments, partially offset by lower occupancy at two of our retail properties in Florida in the beginning stages of redevelopment,

•	an increase of $2.8 million at same-center properties due primarily to higher rental rates of approximately $2.3 million, and

•
an increase of $0.9 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units at Pike & Rose and the opening of the second phase of retail at both properties during 2017, partially offset by lower income from ground lease parcels which were sold in 2017.

Other Property Income
Other property income increased $2.4 million or 87.4% to $5.2 million in the three months ended September 30, 2017 compared to $2.8 million in the three months ended September 30, 2016. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Mortgage Interest Income
Mortgage interest income decreased $0.2 million, or 21.0%, to $0.7 million in the three months ended September 30, 2017 compared to $0.9 million in the three months ended September 30, 2016. This decrease is related to a mortgage note receivable that was repaid in September 2016.
Property Expenses
Total property expenses increased $5.2 million, or 8.2%, to $68.7 million in the three months ended September 30, 2017 compared to $63.6 million in the three months ended September 30, 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.7 million, or 6.9%, to $41.3 million in the three months ended September 30, 2017 compared to $38.6 million in the three months ended September 30, 2016. This increase is primarily due to the following:

•	an increase of $1.5 million from acquisitions, primarily related to six shopping centers acquired in Los Angeles County, California, Hastings Ranch Plaza, and Riverpoint Center,

•	an increase of $0.8 million from Assembly Row and Pike & Rose primarily related to Phase II of both properties, and

•	an increase of $0.5 million from redevelopment and same-center properties primarily due to higher bad debt expense.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.0% in the three months ended September 30, 2017 from 19.3% in the three months ended September 30, 2016.
Real Estate Taxes
Real estate tax expense increased $2.5 million, or 10.1%, to $27.5 million in the three months ended September 30, 2017 compared to $25.0 million in the three months ended September 30, 2016 due primarily to

•	an increase of $1.5 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza, and

•	an increase of $1.2 million at redevelopment and same-center properties due primarily to higher assessments and our new office building at Santana Row.
Property Operating Income
Property operating income increased $11.6 million, or 8.4%, to $149.2 million in the three months ended September 30, 2017 compared to $137.6 million in the three months ended September 30, 2016. This increase is primarily due to growth in earnings at same-center and redevelopment properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and Assembly Row and Pike & Rose.
Other Operating Expenses
General and Administrative
General and administrative expense increased $0.9 million, or 10.6%, to $9.1 million in the three months ended September 30, 2017 from $8.2 million in the three months ended September 30, 2016. This increase is primarily due to higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.7 million, or 13.7%, to $55.6 million in the three months ended September 30, 2017 from $48.9 million in the three months ended September 30, 2016. This increase is primarily due to 2017 acquisitions (primarily the acquisition of six shopping centers in Los Angeles County, California and Riverpoint Center),

redevelopment properties (largely the new office building at Santana Row), same-center properties, and Assembly Row and Pike & Rose.
Operating Income
Operating income increased $4.0 million, or 5.0%, to $84.5 million in the three months ended September 30, 2017 compared to $80.5 million in the three months ended September 30, 2016. This increase is primarily due to growth in earnings at same-center and redevelopment properties, 2017 acquisitions, and earnings growth at Assembly Row and Pike & Rose.
Other
Interest Expense
Interest expense increased $2.0 million, or 8.1%, to $26.3 million in the three months ended September 30, 2017 compared to $24.3 million in the three months ended September 30, 2016. This increase is due primarily to the following:

•
an increase of $6.0 million due to higher borrowings primarily attributable to the $300 million 3.25% senior notes and the reopening of $100 million on the 4.50% senior notes, both issued in June 2017 and higher weighted average borrowings on our revolving credit facility, partially offset by

•	an increase of $2.2 million in capitalized interest, and

•	a decrease of $1.8 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $33.2 million and $29.0 million in the three months ended September 30, 2017 and 2016, respectively. Capitalized interest was $6.9 million and $4.7 million in the three months ended September 30, 2017 and 2016, respectively.
Gain on Sale of Real Estate, Net
The $50.8 million gain on sale of real estate, net for the three months ended September 30, 2017 is primarily due to the following:

•	$45.2 million gain related to the sale of our 150 Post Street property in August 2017,

•	$4.9 million gain related to the sale of our North Lake Commons property in September 2017, and

•	$0.6 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property.
The $4.9 million gain for the three months ended September 30, 2016 is due to the reversal of the unused portion of the warranty reserve for condominium units at Santana Row, as the statutorily mandated latent construction defect period ended in third quarter 2016.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$620,741	$585,712	$35,029	6.0%
Other property income	10,429	8,559	1,870	21.8%
Mortgage interest income	2,221	3,211	(990)	(30.8)%
Total property revenue	633,391	597,482	35,909	6.0%
Rental expenses	119,487	118,385	1,102	0.9%
Real estate taxes	79,104	71,164	7,940	11.2%
Total property expenses	198,591	189,549	9,042	4.8%
Property operating income (1)	434,800	407,933	26,867	6.6%
General and administrative expense	(26,013)	(25,278)	(735)	2.9%
Depreciation and amortization	(159,656)	(145,137)	(14,519)	10.0%
Operating Income	249,131	237,518	11,613	4.9%
Other interest income	253	285	(32)	(11.2)%
Interest expense	(73,952)	(71,143)	(2,809)	3.9%
(Loss) income from real estate partnerships	(296)	41	(337)	(822.0)%
Total other, net	(73,995)	(70,817)	(3,178)	4.5%
Income from continuing operations	175,136	166,701	8,435	5.1%
Gain on sale of real estate and change in control of interests, net	69,949	32,458	37,491	115.5%
Net income	245,085	199,159	45,926	23.1%
Net income attributable to noncontrolling interests	(5,827)	(7,286)	1,459	(20.0)%
Net income attributable to the Trust	$239,258	$191,873	$47,385	24.7%

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

Property Revenues
Total property revenue increased $35.9 million, or 6.0%, to $633.4 million in the nine months ended September 30, 2017 compared to $597.5 million in the nine months ended September 30, 2016. The percentage occupied at our shopping centers was 93.8% at September 30, 2017 compared to 93.1% at September 30, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $35.0 million, or 6.0%, to $620.7 million in the nine months ended September 30, 2017 compared to $585.7 million in the nine months ended September 30, 2016 due primarily to the following:

•
an increase of $13.1 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of three of our retail redevelopments, and the lease-up of the new residential building at Congressional Plaza throughout 2016, partially offset by lower occupancy at two of our retail properties in Florida in the beginning stages of redevelopment,

•	an increase of $11.2 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza.

•
an increase of $4.1 million at same-center properties due primarily to higher rental rates of approximately $4.5 million and higher recoveries of $0.7 million primarily the net result of higher real estate tax assessments partially offset by lower snow removal expense, partially offset by lower average occupancy of approximately $0.9 million,

•
an increase of $4.0 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units and the opening of the second phase of retail at Pike & Rose during third quarter 2017, and

•	an increase of $2.4 million from the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016.
Other Property Income
Other property income increased $1.9 million, or 21.8%, to $10.4 million in the nine months ended September 30, 2017 compared to $8.6 million in the nine months ended September 30, 2016. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Mortgage Interest Income
Mortgage interest income decreased $1.0 million, or 30.8%, to $2.2 million in the nine months ended September 30, 2017 compared to $3.2 million in the nine months ended September 30, 2016. This decrease is related to a mortgage note receivable that was repaid in 2016.
Property Expenses
Total property expenses increased $9.0 million, or 4.8%, to $198.6 million in the nine months ended September 30, 2017 compared to $189.5 million in the nine months ended September 30, 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.1 million, or 0.9%, to $119.5 million in the nine months ended September 30, 2017 compared to $118.4 million in the nine months ended September 30, 2016. This increase is primarily due to the following:

•	an increase of $2.4 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California, Hastings Ranch Plaza, and Riverpoint Center, and

•	an increase of $0.4 million from Assembly Row and Pike & Rose, partially offset by

•	a decrease of $1.6 million at same-center and redevelopment properties primarily due to lower snow removal costs.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.9% in the nine months ended September 30, 2017 from 19.9% in the nine months ended September 30, 2016.
Real Estate Taxes
Real estate tax expense increased $7.9 million, or 11.2%, to $79.1 million in the nine months ended September 30, 2017 compared to $71.2 million in the nine months ended September 30, 2016 due primarily to:

•	an increase of $3.4 million at same-center properties due primarily to higher assessments,

•	an increase of $2.3 million from acquisitions, primarily related to Riverpoint Center, six shopping centers in Los Angeles County, California, and Hastings Ranch Plaza,

•	an increase of $1.5 million from redevelopment properties, primarily related to our new office building at Santana Row, and

•	an increase of $0.5 million from Assembly Row and Pike & Rose.
Property Operating Income
Property operating income increased $26.9 million, or 6.6%, to $434.8 million in the nine months ended September 30, 2017 compared to $407.9 million in the nine months ended September 30, 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, 2017 acquisitions, Assembly Row and Pike & Rose (primarily the lease-up of residential units at Pike & Rose, higher lease termination fees, and the opening of the second phase of retail at Pike & Rose), and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016. The increases are partially offset by lower mortgage interest income related to a note receivable that was repaid in 2016.

Other Operating Expenses
General and Administrative
General and administrative expense increased $0.7 million, or 2.9%, to $26.0 million in the nine months ended September 30, 2017 from $25.3 million in the nine months ended September 30, 2016. The increase is primarily due to higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $14.5 million, or 10.0%, to $159.7 million in the nine months ended September 30, 2017 from $145.1 million in the nine months ended September 30, 2016. This increase is primarily due to redevelopment properties (largely the new office building at Santana Row), 2017 acquisitions, Assembly Row and Pike & Rose, and same-center properties.
Operating Income
Operating income increased $11.6 million, or 4.9%, to $249.1 million in the nine months ended September 30, 2017 compared to $237.5 million in the nine months ended September 30, 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, Assembly Row and Pike & Rose, our 2017 acquisitions, and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, partially offset by lower mortgage interest income related to a note receivable that was repaid in 2016.
Other
Interest Expense
Interest expense increased $2.8 million, or 3.9%, to $74.0 million in the nine months ended September 30, 2017 compared to $71.1 million in the nine months ended September 30, 2016. This increase is due primarily to the following:

•
an increase of $10.8 million due to higher borrowings primarily attributable to the $300 million 3.25% senior notes and the reopening of $100 million on the 4.5% senior notes, both issued in June 2017, the 3.625% senior notes issued in July 2016, and higher weighted average borrowings on our revolving credit facility, partially offset by

•	an increase of $5.9 million in capitalized interest, and

•	a decrease of $2.1 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $92.5 million and $83.8 million in the nine months ended September 30, 2017 and 2016, respectively. Capitalized interest was $18.6 million and $12.7 million in the nine months ended September 30, 2017 and 2016, respectively.
Gain on Sale of Real Estate and Change in Control of Interests, Net
The $69.9 million gain on sale of real estate and change in control of interests, net for the nine months ended September 30, 2017 is primarily due to the following:

•	$45.2 million gain related to the sale of our 150 Post Street property in August 2017,

•	$15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts,

•	$4.9 million gain related to the sale of our North Lake Commons property in September 2017, and

•	$3.9 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property.
The $32.5 million gain on sale of real estate and change in control of interests, net for the nine months ended September 30, 2016 is primarily due to the following:

•
$25.7 million gain related to our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties. The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain on obtaining the controlling interest,

•
$4.9 million gain related to the reversal of the unused portion of the warranty reserve for condominium units at Santana Row, as the statutorily mandated latent construction defect period ended in third quarter 2016, and

•	$1.8 million gain related to the sale of a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.7 million.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is largely paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income.
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
At September 30, 2017, we had cash and cash equivalents of $22.9 million and $41.5 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2017, we had the capacity to issue up to $327.6 million in common shares under our ATM equity program.
For the nine months ended September 30, 2017, the maximum amount of borrowings outstanding under our revolving credit facility was $344.0 million, the weighted average amount of borrowings outstanding was $173.0 million and the weighted average interest rate, before amortization of debt fees, was 1.9%. On June 23, 2017, we issued $300.0 million of 3.25% senior unsecured notes that mature on July 15, 2027, and $100.0 million of 4.50% notes that mature on December 1, 2044 for net proceeds (after net issuance premium, underwriting fees and other costs) of approximately $399.5 million. On September 29, 2017, we issued 6,000,000 Depository Shares, each representing a 1/1000th interest in a 5.0% Series C Cumulative Redeemable Preferred Share ("Series C Preferred Shares") for net proceeds (after underwriting fees and other costs) of approximately $145.0 million. For the remainder of 2017, we have no further debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash provided by operating activities	$339,638	$293,408
Cash used in investing activities	(708,280)	(438,417)
Cash provided by financing activities	368,124	225,244
(Decrease) increase in cash and cash equivalents	(518)	80,235
Cash and cash equivalents, beginning of year	23,368	21,046
Cash and cash equivalents, end of period	$22,850	$101,281

Net cash provided by operating activities increased $46.2 million to $339.6 million during the nine months ended September 30, 2017 from $293.4 million during the nine months ended September 30, 2016. The increase was primarily attributable to higher net income before certain non-cash items, lower escrow balances, and higher prepaid rent.
Net cash used in investing activities increased $269.9 million to $708.3 million during the nine months ended September 30, 2017 from $438.4 million during the nine months ended September 30, 2016. The increase was primarily attributable to:

•	a $301.5 million increase in acquisitions of real estate, primarily due to the August 2017 acquisition of six shopping centers in Los Angeles County, California,

•	an $84.4 million increase in capital expenditures as we continue to invest in Pike & Rose, Assembly Row, Santana Row, and other current redevelopments, and

•	a $12.2 million decrease in repayments of mortgage notes receivable due to the payoff of an $11.7 million note receivable in September 2016, partially offset by

•	$127.5 million in proceeds primarily from the sale of our property at 150 Post Street, three land parcels at Assembly Row, and North Lake Commons in 2017.
Net cash provided by financing activities increased $142.9 million to $368.1 million during the nine months ended September 30, 2017 from $225.2 million during the nine months ended September 30, 2016. The increase was primarily attributable to:

•
$399.5 million net proceeds from the June 2017 issuance of $300.0 million of 3.25% senior unsecured notes that mature on July 15, 2027 and $100.0 million of 4.50% notes that mature on December 1, 2044, compared to $241.8 million in net proceeds from the issuance of 3.625% senior notes in July 2016,

•	$145.5 million in net proceeds from the September 29, 2017 issuance of 6,000 Series C Preferred Shares,

•	$41.5 million of borrowings on our revolving credit facility in 2017 as compared to $53.5 million of repayments in 2016,

•	a $13.0 million increase in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million partial repayment of the Plaza El Segundo mortgage loan, and

•
a $9.5 million decrease in distributions to and redemptions of noncontrolling interests primarily due to the 2016 acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California, partially offset by

•
a $248.9 million decrease in net proceeds from the issuance of common shares primarily due to our March 2016 issuance of 1.0 million common shares at $149.43 per share in an underwritten public offering, and 1.0 million common shares under our ATM equity program at a weighted average price of $155.48 during the nine months ended September 30, 2016, compared to 0.3 million common shares at a weighted average share price of $133.09 in 2017,

•
a $16.0 million increase in repayment of mortgages and capital leases primarily due to the $50.0 million pay down of the Plaza El Segundo mortgage loan on June 5, 2017, as compared to the payoff of $34.4 million of mortgage loans on April 1, 2016, and

•	a $13.1 million increase in dividends paid to shareholders due to an increase in the dividend rate and an increased number of shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2017:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2017	Stated Interest Rate as of September 30, 2017	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Grove at Shrewsbury (West)	Acquired	$10,608	6.38%	March 1, 2018
Rollingwood Apartments	24,050	20,939	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	67,124	5.62%	September 1, 2020
29th Place	Acquired	4,395	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,448	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,621	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	71,478	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	13,245	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,346	5.36%	January 15, 2031
Subtotal		493,009
Net unamortized premium and debt issuance costs		231
Total mortgages payable		493,240
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	4,908	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	41,500	LIBOR + 0.825%	April 20, 2020
Subtotal		321,408
Net unamortized debt issuance costs		(690)
Total notes payable		320,718

Senior notes and debentures
Unsecured fixed rate
5.90% notes	150,000	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	300,000	300,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,394,200
Net unamortized discount and debt issuance costs		(16,261)
Total senior notes and debentures		2,377,939
Capital lease obligations
Various		71,565	Various	Various through 2106
Total debt and capital lease obligations		$3,263,462
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2017 was $344.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.9%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2017, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of September 30, 2017, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2017:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2017	$123		$1,425	$13	$1,561
2018	275,513	(1)	16,251	37	291,801
2019	567		25,820	42	26,429
2020	192,129	(2)	65,539	46	257,714
2021	250,700		30,541	51	281,292
Thereafter	1,996,576		353,433	71,376	2,421,385
	$2,715,608		$493,009	$71,565	$3,280,182	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of September 30, 2017, there was $41.5 million outstanding under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium/(discount) and debt issuance costs on mortgage loans, notes payable, and senior notes as of September 30, 2017.

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
As of September 30, 2017, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2017, and we do not anticipate it will have a significant effect in the future.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$108,882	$61,198	$245,085	$199,159
Net income attributable to noncontrolling interests	(2,105)	(2,221)	(5,827)	(7,286)
Gain on sale of real estate and change in control of interests, net	(50,775)	(4,706)	(69,659)	(31,133)
Depreciation and amortization of real estate assets	48,796	42,779	139,112	126,806
Amortization of initial direct costs of leases	4,780	4,260	14,530	12,729
Funds from operations	109,578	101,310	323,241	300,275
Dividends on preferred shares (1)	(41)	(136)	(41)	(406)
Income attributable to operating partnership units	788	750	2,355	2,397
Income attributable to unvested shares	(357)	(263)	(1,064)	(826)
Funds from operations available for common shareholders	$109,968	$101,661	$324,491	301,440
Weighted average number of common shares, diluted (1)(2)	73,089	72,254	73,001	71,642

Funds from operations available for common shareholders, per diluted share	$1.50	$1.41	$4.45	$4.21
_____________________

(1)
For the three and nine months ended September 30, 2017, dividends on our Series 1 preferred stock are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted."

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2017, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2017, we had $3.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $226.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $260.8 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2017, we had $41.5 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.4 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.4 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

FEDERAL REALTY INVESTMENT TRUST

November 1, 2017	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

November 1, 2017	/s/ Daniel Guglielmone
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.