Form 10-K
period 2017-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2018-02-13
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07533
FEDERAL REALTY INVESTMENT TRUST
(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	52-0782497
(State of Organization)	(IRS Employer Identification No.)

1626 East Jefferson Street, Rockville, Maryland	20852
(Address of Principal Executive Offices)	(Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value per share, with associated Common Share Purchase Rights	New York Stock Exchange
Depository Shares, each representing 1/1000 of a share of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share	New York Stock Exchange
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2017 was $9.1 billion.
The number of Registrant’s common shares outstanding on February 8, 2018 was 73,192,726.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2017 annual meeting of shareholders to be held in May 2018 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.2 million square feet. In total, the real estate projects were 95.3% leased and 93.9% occupied at December 31, 2017. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 50 consecutive years.
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
Business Objectives and Strategies
Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail focused properties that will:

•	provide increasing cash flow for distribution to shareholders;

•	generate higher internal growth than the shopping center industry over the long term;

•	provide potential for capital appreciation; and

•	protect investor capital.
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

Investment Criteria
When we evaluate potential redevelopment, retenanting, expansion, acquisition and development opportunities, we consider such factors as:

•	the expected returns in relation to our short and long-term cost of capital as well as the anticipated risk we will face in achieving the expected returns;

•	the anticipated growth rate of operating income generated by the property;

•	the ability to increase the long-term value of the property through redevelopment and retenanting;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	the geographic area in which the property is located, including the population density, household incomes, education levels, as well as the population and income trends in that geographic area;

•
competitive conditions in the vicinity of the property, including gross leasable area (GLA) per capita, competition for tenants and the ability of others to create competing properties through redevelopment, new construction or renovation;

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

•
taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule so that a significant portion of our debt relative to our size does not mature in any one year;

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
Employees
At February 8, 2018, we had 311 full-time employees and 15 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While demand for our retail spaces has been sufficient to increase occupancy, there can be no assurance that this will continue. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. We have been experiencing higher levels of anchor vacancy and expect this will persist over the next few years while we are actively releasing vacant space, and in some cases, redeveloping the shopping center. As of December 31, 2017, our anchor tenant space is 98.1% leased and 96.5% occupied. We also have seen an overall decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.
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
As of December 31, 2017, we had approximately $3.3 billion of debt outstanding. Of that outstanding debt, approximately $491.6 million was secured by all or a portion of 13 of our real estate projects and approximately $71.6 million represented capital lease obligations on four of our properties. As of December 31, 2017, 98.8% of our debt is fixed rate, which includes all of our property secured debt, our unsecured senior notes, our capital lease obligations, and our $275.0 million term loan, as the rate is effectively fixed by two interest rate swap agreements. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2017, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
During 2017, construction continued on the development of Phase II at both Assembly Row and Pike & Rose, with portions of both projects opening during 2017. At Santana Row, we continue our on-going redevelopment efforts, including construction of an eight story 284,000 square foot office building, which will include an additional 29,000 square feet of retail space and 1,300 parking spaces. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
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

•
delivery of residential product (both rental units and for sale condominium units) into uncertain residential environments may result in lower rents or sale prices than underwritten or longer time periods to reach economic stabilization;

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
Of our approximately $3.3 billion of debt outstanding as of December 31, 2017, approximately $316.0 million bears interest at variable rates, of which $275.0 million is effectively fixed at 2.62% through two interest rate swap agreements. We have an $800.0 million revolving credit facility, on which $41.0 million is outstanding at December 31, 2017, that bears interest at LIBOR plus 82.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2017, we held 16 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, we have entered into joint venture agreements related to the hotel component of Phase II of our Pike & Rose and Assembly Row development projects. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2017, we held the controlling interests in all of our existing co-investments (except the hotel investments discussed above and the investment in the La Alameda shopping center acquired in 2017), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
U.S. federal tax reform legislation now and in the future could affect REITs, both positively and negatively, in ways that are difficult to anticipate.
The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes.  While we currently do not expect the 2017 Tax Act will have a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively in ways that are difficult to predict. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2017, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.2 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single property accounted for over 10% of our 2017 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2017, we had approximately 3,000 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.9% of our annualized base rent as of December 31, 2017. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.

Geographic Diversification
Our 104 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2017.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	21	5,442,000	22.5%
Maryland	21	4,562,000	18.8%
Virginia	16	3,738,000	15.4%
Pennsylvania(1)	10	2,316,000	9.6%
Massachusetts	9	2,101,000	8.7%
New Jersey	6	1,722,000	7.1%
Florida	4	1,339,000	5.5%
New York	6	1,248,000	5.2%
Illinois	4	797,000	3.3%
Connecticut	3	397,000	1.6%
Michigan	1	217,000	0.9%
District of Columbia	2	168,000	0.7%
North Carolina	1	159,000	0.7%
Total	104	24,206,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $30.4 million secured by multiple buildings in Manayunk, Pennsylvania.
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2017, represented approximately 6.9% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2017 for each of the 10 years beginning with 2018 and after 2027 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2017.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2018	1,849,000	8%	$47,382,000	8%
2019	3,042,000	13%	73,854,000	12%
2020	2,339,000	10%	62,409,000	10%
2021	2,601,000	12%	76,900,000	13%
2022	3,045,000	13%	77,417,000	13%
2023	1,958,000	9%	54,840,000	9%
2024	1,523,000	7%	40,296,000	7%
2025	1,346,000	6%	39,245,000	6%
2026	921,000	4%	30,520,000	5%
2027	1,183,000	5%	44,532,000	7%
Thereafter	2,861,000	13%	62,388,000	10%
Total	22,668,000	100%	$609,783,000	100%
During 2017, we signed leases for a total of 1,793,000 square feet of retail space including 1,622,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 26% on a straight-line basis. New leases for comparable spaces were signed for 773,000 square feet at an average rental increase of 19% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 848,000 square feet at an average rental increase of 9% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $36.00 per square foot, of which, $62.11 per square foot was for new leases and $12.18 per square foot was for renewals in 2017.
During 2016, we signed leases for a total of 1,688,000 square feet of retail space including 1,473,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 26% on a straight-line basis. New leases for comparable spaces were signed for 543,000 square feet at an average rental increase of 24% on a cash basis and 40% on a straight-line basis. Renewals for comparable spaces were signed for 930,000 square feet at an average rental increase of 7% on a cash basis and 17% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $31.00 per square foot, of which, $66.47 per square foot was for new leases and $10.28 was for renewal leases in 2016.
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
Historically, we have executed comparable space leases for 1.2 to 1.6 million square feet of retail space each year and expect the volume for 2018 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2017. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
Azalea South Gate, CA 90280(5)(8)	2014	2017	222,000	$27.43	100%	Marshalls Ross Dress for Less Ulta CVS
Bell Gardens Bell Gardens, CA 90201(4)(5)(8)	1990, 2003, 2006	2017	330,000	$20.37	100%	Food4Less Marshalls Ross Dress for Less Petco
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$45.04	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$28.16	94%	Sprouts Orchard Supply Hardware Rite Aid Total Wine & More
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	439,000	$18.42	100%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	299,000	$25.29	99%	TJ Maxx Dick's Sporting Goods Ross Dress For Less Toys R Us
Fourth Street Berkeley, CA 94710(5)	1948, 1975	2017	71,000	$28.14	55%	CB2 Ingram Book Group
Hastings Ranch Plaza Pasadena, CA 91107(4)	1958, 1984, 2006, 2007	2017	273,000	$7.21	98%	Marshalls HomeGoods CVS Sears
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	23,000	$49.18	81%
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	180,000	$30.01	91%	Marshalls DSW L.A. Fitness La La Land
Kings Court Los Gatos, CA 95032(4)(6)	1960	1998	80,000	$32.55	100%	Lunardi's Supermarket CVS
La Alameda Walnut Park, CA 90255(4)(7)(8)	2008	2017	245,000	$24.96	94%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$41.40	99%	Anthropologie Banana Republic GAP
Olivo at Mission Hills Mission Hills, CA 91345(5)	2017	2017	105,000	$30.05	100%	Target 24 Hour Fitness Fallas Stores
Plaza Del Sol South El Monte, CA 91733(5)(8)	2009	2017	48,000	$23.01	100%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245(5)(8)	2006-2007, 2016	2011/2013	495,000	$44.71	95%	Whole Foods Anthropologie Home Goods Dick's Sporting Goods Multiple Restaurants
Plaza Pacoima Pacoima, CA 91331(5)	2010	2017	204,000	$14.33	99%	Costco Best Buy
San Antonio Center Mountain View, CA 94040(4)(6)	1958, 1964-1965, 1974-1975, 1995-1997	2015	376,000	$13.74	97%	Trader Joe's Wal-mart Kohl's 24 Hour Fitness

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Santana Row San Jose, CA 95128(4)	2002, 2009, 2016	1997	885,000	$52.42	98%	Crate & Barrel H&M Container Store Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	97%
Sylmar Towne Center Sylmar, CA 91342(5)(8)	1973	2017	148,000	$14.56	91%	Food4Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$79.66	98%	Banana Republic Old Navy J. Crew Abercrombie & Fitch
Westgate Center San Jose, CA 95129	1960-1966	2004	647,000	$17.78	99%	Walmart Neighborhood Market Target Nordstrom Rack Nike Factory Burlington
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	266,000	$13.97	97%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013	95,000	$28.47	96%	Stop & Shop Equinox
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$70.15	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$29.71	100%	Marshalls Nordstrom Rack DSW Maggiano's
Sam's Park & Shop Washington, DC 20008	1930	1995	49,000	$45.02	88%	Petco
Florida
CocoWalk Coconut Grove, FL 33133(5)(11)	1990/1994, 1922-1973	2015-2017	194,000	$32.78	74%	Gap Cinepolis Theaters Youfit Health Club
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	196,000	$16.43	91%	Winn Dixie CVS
The Shops at Sunset Place South Miami, FL 33143(5)(8)	1999	2015	523,000	$20.17	77%	AMC L.A. Fitness Barnes & Noble Restoration Hardware Outlet
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	426,000	$23.45	98%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy DSW
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.12	99%	L.A. Fitness Binny's Guitar Center
Finley Square Downers Grove, IL 60515	1974	1995	278,000	$15.70	87%	Bed, Bath & Beyond Buy Buy Baby Petsmart Portillo's
Garden Market Western Springs, IL 60558	1958	1994	140,000	$13.26	100%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$22.38	96%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	534,000	$51.05	96%	Giant Food Apple Equinox Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	97%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Congressional Plaza Rockville, MD 20852(5)	1965	1965	325,000	$41.07	98%	The Fresh Market Buy Buy Baby Saks Fifth Avenue Off 5th Container Store Last Call Studio by Neiman Marcus
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	99%
Courthouse Center Rockville, MD 20852	1975	1997	36,000	$23.08	66%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$36.50	99%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Free State Shopping Center Bowie, MD 20715	1970	2007	264,000	$17.57	92%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$27.98	96%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore
Governor Plaza Glen Burnie, MD 21961	1963	1985	242,000	$19.44	98%	Aldi Dick's Sporting Goods A.C. Moore
Laurel Laurel, MD 20707	1956	1986	389,000	$22.54	87%	Giant Food Marshalls L.A. Fitness
Montrose Crossing Rockville, MD 20852(5)(8)	1960-1979, 1996, 2011	2011/2013	364,000	$30.33	94%	Giant Food Marshalls Old Navy Barnes & Noble Bob's Discount Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	396,000	$14.63	100%	Shoppers Food Warehouse Home Depot Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014	1982/2007/ 2012	402,000	$36.81	98%	iPic Theater Porsche H&M REI Pinstripes Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852(10)	2014, 2016	1982/2007	690 units	N/A	93%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	117,000	$30.30	93%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	267,000	$23.21	96%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)	2006-2007	2006/2007	187,000	$27.93	94%	Dawson's Market CVS Gold's Gym Multiple Restaurants
Rollingwood Apartments Silver Spring, MD 20910(8)	1960	1971	282 units	N/A	96%
THE AVENUE at White Marsh Baltimore, MD 21236(6)(8)	1997	2007	315,000	$23.87	100%	AMC Ulta Old Navy Barnes & Noble
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$50.29	100%
Towson Residential (Flats @703) Baltimore, MD 21236	2017	2007	4,000	$71.41	100%
			105 units	N/A	55%
White Marsh Other Baltimore, MD 21236	1985	2007	69,000	$30.32	97%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$22.31	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	83,000	$99.04	98%	Balducci's CVS

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)

Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014	2005-2011/ 2013	810,000	$24.97	99%	Trader Joe's TJ Maxx AMC LEGOLAND Discovery Center Multiple Restaurants & Outlets
Assembly Row Residential Somerville, MA 02145(10)	2017	2005-2011	141 units	N/A	94%
Atlantic Plaza North Reading, MA 01864	1960	2004	123,000	$16.43	96%	Stop & Shop
Campus Plaza Bridgewater, MA 02324	1970	2004	116,000	$16.13	98%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(8)	1962-1969, 2008	2006-2008	222,000	$12.32	99%	Home Depot Planet Fitness
Chelsea Commons Residential Chelsea, MA 02150	2013	2008	56 units	N/A	91%
Dedham Plaza Dedham, MA 02026	1959	1993/2016	241,000	$16.75	96%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$48.82	96%	Roche Bros. CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.31	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$17.77	100%	Big Y Foods TJ Maxx HomeGoods
Saugus Plaza Saugus, MA 01906	1976	1996	169,000	$12.24	100%	Super Stop & Shop Kmart
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$12.15	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	422,000	$21.40	77%	AMC Barnes & Noble Ulta DSW
Brook 35 Sea Grit, NJ 08750(5)(6)(8)	1986, 2004	2014	98,000	$36.09	99%	Banana Republic Gap Coach Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$16.35	93%	Whole Foods Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)	1975	2003/2017	530,000	$24.71	98%	Shop Rite TJ Maxx Nordstrom Rack Bed, Bath & Beyond REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(6)(8)	1988, 1993 & 2007	2014	193,000	$46.49	98%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Parsippany-Troy, NJ 07054	1966	1980	211,000	$22.45	99%	L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$32.35	99%	Island of Gold AMC Kohl's Michaels
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	106,000	$18.07	96%	Greenlawn Farms Tuesday Morning
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$28.72	100%	Shop Rite A.C. Moore

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	279,000	$25.36	99%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$27.96	85%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	251,000	$26.14	95%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Field & Stream Macy's Backstage
North Carolina
Eastgate Crossing Chapel Hill, NC 27514	1963	1986	159,000	$26.94	95%	Trader Joe's Ulta Stein Mart Petco
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	264,000	$14.82	89%	Acme Markets Kohl's L.A. Fitness Staples
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	294,000	$24.84	100%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	156,000	$22.05	99%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)	1958	1980	127,000	$18.41	98%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	227,000	$16.90	98%	Redner's Warehouse Mkts. Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980	374,000	$20.85	97%	Acme Markets TJ Maxx HomeGoods Barnes & Noble
Northeast Philadelphia, PA 19114	1959	1983	288,000	$13.68	85%	Marshalls Burlington Ulta A.C. Moore
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$10.07	90%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	211,000	$19.28	96%	Marshalls HomeGoods Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	251,000	$27.83	100%	Giant Food Bed, Bath & Beyond Old Navy DSW
Virginia
29th Place Charlottesville, VA 22091(8)	1975-2001	2007	169,000	$18.25	97%	HomeGoods DSW Stein Mart Staples
Barcoft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	115,000	$24.18	90%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	498,000	$27.37	98%	Harris Teeter Kroger Anthropologie Nike Bed, Bath & Beyond Old Navy
Falls Plaza Falls Church, VA 22046	1960-1962	1967/1972	144,000	$35.09	94%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	260,000	$26.40	89%	Giant Food CVS Stein Mart

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$47.24	95%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$22.80	93%	Giant Food Petsmart Gold's Gym Office Depot
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(6)	1966, 1972,1987 & 2001	2003/2006	570,000	$17.91	95%	Shoppers Food Warehouse TJ Maxx Home Depot Bed, Bath & Beyond Results Fitness
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$39.08	97%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	227,000	$25.37	100%	Safeway Micro Center CVS Michaels
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	299,000	$36.25	87%	Harris Teeter TJ Maxx Bed, Bath & Beyond DSW
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	164,000	$46.10	100%	TJ Maxx DSW Crunch Fitness Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$25.73	88%	L.A. Mart Talbots Total Wine & More
Tyson's Station Falls Church, VA 22043	1954	1978	50,000	$46.32	87%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)	1940, 2006-2009	1995	266,000	$38.57	90%	Harris Teeter AMC Carlyle Grand Café
Willow Lawn Richmond, VA 23230	1957	1983	463,000	$19.61	99%	Kroger Old Navy Ross Dress For Less Gold's Gym DSW
Total All Regions—Retail(9)			24,206,000	$26.90	95%
Total All Regions—Residential			2,310 units		94%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.

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

(7)	We own a noncontrolling interest in this property.

(8)	All or a portion of this property is encumbered by a mortgage loan.

(9)	Aggregate information is calculated on a GLA weighted-average basis, excluding our La Alameda property, which is unconsolidated.

(10)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(11)	This property includes partial interests in five buildings in addition to our initial acquisition.
ITEM 3.    LEGAL PROCEEDINGS
In November 2016, we were included as a defendant in a class action lawsuit, in the circuit court for Montgomery County, Maryland, related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. We, individually and collectively with other members of the more than 500 property owner defendant class, have undertaken numerous legal actions to challenge property owner liability in this case, including challenging the certification of the class as a matter of law; however, all of these legal actions have been unsuccessful. Given the costs and risks of continuing litigation on this matter, we elected to participate in a settlement for which our share is approximately $0.4 million. We expect that this settlement amount will be reimbursed by insurance. The settlement did not cover liability for certain tows that were included in the lawsuit that the defendant class believes cannot be pursued because of the statute of limitations. Accordingly, we do not believe we should have any additional liability for these remaining tows; however, if we are unsuccessful in dismissing these tows from the litigation, our liability would be approximately $0.2 million, assuming payment on the same terms as the settlement.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low sales prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2017
Fourth quarter	$134.52	$119.37	$1.000
Third quarter	$135.59	$122.60	$1.000
Second quarter	$138.12	$120.50	$0.980
First quarter	$145.80	$126.02	$0.980
2016
Fourth quarter	$148.74	$136.98	$0.980
Third quarter	$170.35	$153.93	$0.980
Second quarter	$165.55	$149.75	$0.940
First quarter	$158.96	$144.82	$0.940
On February 8, 2018, there were 2,568 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 50 consecutive years.
Our total annual dividends paid per common share for 2017 and 2016 were $3.94 per share and $3.80 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2018 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2017	2016
Ordinary dividend	$3.940	$3.800
Capital gain	—	—
	$3.940	$3.800
Distributions on our 5.417% Series 1 Cumulative Convertible Preferred Shares were paid at the rate of $1.354 per share per annum commencing on the issuance date of March 8, 2007. Distributions on our 5.0% Series C Cumulative Redeemable Preferred Shares (which were issued September 29, 2017) were declared at the rate of $1.25 per depository share per annum, and the first payment date was January 16, 2018. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2012, and ending December 31, 2017, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2017, there were no redemptions of operating partnership units. Any other equity securities sold by us during 2017 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2017, 2,293 restricted common shares were forfeited by former employees.
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

	Year Ended December 31,
	2017		2016		2015		2014		2013
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$841,461		$786,583		$727,812		$666,322		$620,089
Property operating income(1)	$584,619		$547,979		$510,595		$474,167		$446,959
Operating income	$332,288		$320,995		$300,154		$271,037		$254,161
Income from continuing operations	$219,948		$226,425		$190,094		$167,888		$137,811
Gain on sale of real estate and change in control of interests, net	$77,922		$32,458		$28,330		$4,401		$28,855
Net income	$297,870		$258,883		$218,424		$172,289		$167,608
Net income available for common shareholders	$287,456		$249,369		$209,678		$163,994		$162,140
Net cash provided by operating activities	$459,177		$423,705		$369,046		$349,465		$316,340
Net cash used in investing activities	$(836,802)		$(590,221)		$(353,763)		$(396,150)		$(345,198)
Net cash provided by (used in) financing activities	$369,445		$168,838		$(42,188)		$5,709		$80,797
Earnings per common share, basic:
Net income available to common shareholders	$3.97		$3.51		$3.04		$2.42		$2.47
Weighted average number of common shares, basic	72,117		70,877		68,797		67,322		65,331
Earnings per common share, diluted:
Net income available to common shareholders	$3.97		$3.50		$3.03		$2.41		$2.46
Weighted average number of common shares, diluted	72,233		71,049		68,981		67,492		65,483
Dividends declared per common share	$3.96		$3.84		$3.62		$3.30		$3.02
Other Data:
Funds from operations available to common shareholders(2)	$419,977		$406,359		$352,857		$327,597		$289,938
EBITDA(3)	$627,656		$547,088		$504,696		$447,495		$446,555
Adjusted EBITDA(3)	$548,311		$514,630		$476,366		$443,094		$417,700
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)	4.4	x	4.8	x	3.9	x	3.5	x	3.3
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)	3.9	x	4.5	x	3.6	x	3.5	x	3.1

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$7,635,061	$6,759,073	$6,064,406	$5,608,998	$5,149,463
Total assets	$6,275,755	$5,423,279	$4,896,559	$4,534,237	$4,208,727
Total debt	$3,284,766	$2,798,452	$2,627,216	$2,397,043	$2,311,294
Total shareholders’ equity	$2,391,514	$2,075,835	$1,781,931	$1,692,556	$1,471,297
Number of common shares outstanding	73,091	71,996	69,493	68,606	66,701

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

The reconciliation of operating income to property operating income is as follows:

	2017	2016	2015	2014	2013
	(In thousands)
Operating income	$332,288	$320,995	$300,154	$271,037	$254,161
General and administrative	36,281	33,399	35,645	32,316	31,970
Depreciation and amortization	216,050	193,585	174,796	170,814	160,828
Property operating income	$584,619	$547,979	$510,595	$474,167	$446,959

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	2017	2016	2015		2014	2013
	(In thousands)
Net income	$297,870	$258,883	$218,424		$172,289	$167,608
Net income attributable to noncontrolling interests	(7,956)	(8,973)	(8,205)		(7,754)	(4,927)
Gain on sale of real estate and change in control of interests, net	(77,632)	(31,133)	(28,330)		(4,401)	(28,855)
Depreciation and amortization of real estate assets	188,719	169,198	154,232		154,060	146,377
Amortization of initial direct costs of leases	19,124	16,875	15,026		12,391	10,694
Funds from operations	420,125	404,850	351,147		326,585	290,897
Dividends on preferred shares	(1,917)	(541)	(541)		(541)	(541)
Income attributable to operating partnership units	3,143	3,145	3,398	3,398	3,027	888
Income attributable to unvested shares	(1,374)	(1,095)	(1,147)		(1,474)	(1,306)
Funds from operations available for common shareholders	$419,977	$406,359	$352,857		$327,597	$289,938

(3) EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because it approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2017	2016	2015	2014	2013
	(In thousands)
Net income	$297,870	$258,883	$218,424	$172,289	$167,608
Depreciation and amortization	216,050	193,585	174,796	170,814	161,099
Interest expense	100,125	94,994	92,553	93,941	104,977
Early extinguishment of debt	12,273	—	19,072	10,545	13,304
Provision for income tax	1,813	—	—	—	—
Other interest income	(475)	(374)	(149)	(94)	(433)
EBITDA	627,656	547,088	504,696	447,495	446,555
Gain on sale of real estate and change in control of interests	(79,345)	(32,458)	(28,330)	(4,401)	(28,855)
Adjusted EBITDA	$548,311	$514,630	$476,366	$443,094	$417,700

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $12.3 million, $19.1 million, $10.5 million, and $13.3 million early extinguishment of debt charge from fixed charges in 2017, 2015, 2014, and 2013, respectively, the ratio of EBITDA and adjusted EBITDA to combined fixed charges and preferred share dividends is 4.8x and 4.2x, respectively, for 2017, 4.5x and 4.3x, respectively, for 2015, 3.9x and 3.8x, respectively, for 2014, and 3.7x and 3.4x, respectively for 2013.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.2 million square feet. In total, the real estate projects were 95.3% leased and 93.9% occupied at December 31, 2017. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 50 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2017 and 2016, our allowance for doubtful accounts was $11.8 million and $11.9 million, respectively. Historically, we have recognized bad debt expense between 0.3% and 1.3% of rental income and it was 0.3% in 2017. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $8.4 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2017 and 2016, accounts receivable includes approximately $93.1 million and $80.6 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
We are currently under construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Gains or losses on the sale of these condominium units are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” We account for contracted condominium sales under the percentage-of completion method, based on an evaluation of the criteria specified in ASC Topic 360-20 including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer has made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria have not been met, no profit is recognized. The application of these criteria can be complex and requires us to make assumptions. The timing of revenue recognition related to these condominium sales will be impacted by the January 1, 2018 adoption of ASU 2014-09 "Revenue from Contracts with Customers." See "Recent Accounting Pronouncements," in Note 2 to the consolidated financial statements for further discussion regarding the changes.

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

Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $410 million and $8 million, respectively, for 2017 and $420 million and $9 million, respectively, for 2016. We capitalized external and internal costs related to other property improvements of $74 million and $3 million, respectively, for 2017 and $61 million and $3 million, respectively, for 2016. We capitalized external and internal costs related to leasing activities of $11 million and $6 million, respectively, for 2017 and $13 million and $6 million, respectively, for 2016. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $3 million, and $6 million, for 2017 and $8 million, $2 million, and $6 million for 2016. Total capitalized costs were $512 million and $511 million for 2017 and 2016, respectively.
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
2017 Property Acquisitions and Dispositions
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
We leased three parcels of land at our Assembly Row property to two ground lessees. Both lessees exercised purchase options under the related ground leases. The sale transaction related to the purchase option on one of our ground leases was completed on April 4, 2017 for a sales price of $36.0 million. On June 28, 2017, the sale transactions related to the purchase options on our other two ground lease parcels were completed for a total sales price of $17.3 million. The net gain recognized in connection with these transactions was approximately $15.4 million. At December 31, 2016, the total cost basis of the related land was $33.9 million and is included in "assets held for sale" on our consolidated balance sheet.
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
On December 28, 2017, we sold a parcel of land at our Bethesda Row property in Bethesda, Maryland for a sales price of $8.5 million, resulting in a gain of $6.5 million.
For the year ended December 31, 2017, we recognized a $5.4 million gain, net of $1.4 million of income taxes, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $67.1 million as of December 31, 2017. The closing of the Assembly Row condominium sales is expected to commence in 2018. As of December 31, 2017, no gain has been recognized for contracted condominium sales at Pike & Rose, as not all of the criteria necessary for profit recognition have been met.
2017 Significant Debt and Equity Transactions
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, which were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50% notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as the senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.5 million.
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
On August 31, 2017, we refinanced the $41.8 million mortgage loan on The Grove at Shrewsbury (East) at a face amount of $43.6 million. The new mortgage loan bears interest at 3.77% and matures on September 1, 2027.
On September 29, 2017, we issued 6,000,000 Depository Shares, each representing 1/1000th of a 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depository share (or $25,000 per Series C Preferred share) in an underwritten public offering. The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million.
On December 21, 2017, we issued $175.0 million aggregate principal amount of 3.25% senior unsecured notes due July 15, 2027. The notes have the same terms and are of the same series as the $300.0 million senior notes issued on June 23, 2017. The notes were offered at 99.404% of the principal amount, with a yield to maturity of 3.323%. Our net proceeds from the December note offering after net issuance premium, underwriting fees and other costs were approximately $172.5 million. The proceeds were used on December 31, 2017 to repay our $150.0 million 5.90% notes prior to the original maturity date of April 1, 2020. The redemption price of $164.1 million included a make-whole premium of $11.9 million and accrued but unpaid interest of $2.2 million. The make-whole premium is included in "early extinguishment of debt" in 2017.
On November 4, 2016, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2017, we issued 501,120 common shares at a weighted average price per share of $132.22 for net cash proceeds of $65.6 million and paid $0.7 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2017, we issued 826,517 common shares at a weighted average price per share of $132.56 for net cash proceeds of $108.3 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2017, we had the capacity to issue up to $261.3 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2017, no single tenant accounted for more than 2.9% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $155 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 284,000 square foot office building which will include an additional 29,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 and $215 million and to be delivered in 2019. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land adjacent to Santana Row.
We continue to invest in our long-term multi-phased mixed-use development projects at Assembly Row in Somerville, Massachusetts and Pike & Rose in North Bethesda, Maryland which we expect to be involved in over the coming years.
Construction of Phase II of Assembly Row which will include 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (which will be owned and operated by a joint venture in which we are a partner) is underway. Total expected costs range from $280 million to $295 million and remaining delivery is expected in 2018. Approximately 49,000 square feet of retail space in Phase II has opened in 2017, and in September, the first tenants moved into the new residential building. Phase II will also include 122 for-sale condominium units with an expected total cost of $74 million to $79 million. Additionally, as part of the second phase, we entered into a ground lease agreement with Partners HealthCare to bring 741,500 square feet of office space to Assembly Row. The ground lease agreement included a purchase option, which was exercised and the related sale closed on April 4, 2017.
Construction of Phase II of Pike & Rose is also underway. Phase II will include approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel. Approximately 151,000 square feet of retail space in Phase II has opened in 2017, and in August, the first tenants moved into the new residential building. Total expected costs range from $200 million to $207 million and remaining delivery is expected in 2018. The hotel will be owned and operated by a joint venture in which we are a partner. Phase II will also include 99 for-sale condominium units with an expected cost of $53 million to $58 million.
We invested $273 million in Assembly Row and Pike & Rose in 2017 and expect to invest between $75 million and $100 million in Assembly Row and Pike & Rose in 2018.
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
At December 31, 2017, the leasable square feet in our properties was 95.3% leased and 93.9% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.

Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the year ended December 31, 2017 and the comparison of 2017 and 2016, all or a portion of 78 properties were considered same-center and 15 properties were considered redevelopment or expansion. For the year ended December 31, 2017, one property was moved from acquisition to same-center, two properties were removed from same-center as they were sold during 2017, and four properties or portions of properties were moved from redevelopment to same-center, compared to the designations as of December 31, 2016. For the year ended December 31, 2016 and the comparison of 2016 and 2015, all or a portion of 76 properties were considered same-center and 17 properties were considered redevelopment or expansion. For the year ended December 31, 2016, three properties or portions of properties were moved from same-center to redevelopment and one property was moved from redevelopment to same-center, compared to the designations as of December 31, 2015. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$841,461	$786,583	$54,878	7.0%
Other property income	12,825	11,015	1,810	16.4%
Mortgage interest income	3,062	3,993	(931)	(23.3)%
Total property revenue	857,348	801,591	55,757	7.0%
Rental expenses	164,890	158,326	6,564	4.1%
Real estate taxes	107,839	95,286	12,553	13.2%
Total property expenses	272,729	253,612	19,117	7.5%
Property operating income (1)	584,619	547,979	36,640	6.7%
General and administrative expense	(36,281)	(33,399)	(2,882)	8.6%
Depreciation and amortization	(216,050)	(193,585)	(22,465)	11.6%
Operating income	332,288	320,995	11,293	3.5%
Other interest income	475	374	101	27.0%
(Loss) income from real estate partnerships	(417)	50	(467)	(934.0)%
Interest expense	(100,125)	(94,994)	(5,131)	5.4%
Early extinguishment of debt	(12,273)	—	(12,273)	100.0%
Total other, net	(112,340)	(94,570)	(17,770)	18.8%
Income from continuing operations	219,948	226,425	(6,477)	(2.9)%
Gain on sale of real estate and change in control of interests, net	77,922	32,458	45,464	140.1%
Net income	297,870	258,883	38,987	15.1%
Net income attributable to noncontrolling interests	(7,956)	(8,973)	1,017	(11.3)%
Net income attributable to the Trust	$289,914	$249,910	$40,004	16.0%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

Property Revenues
Total property revenue increased $55.8 million, or 7.0%, to $857.3 million in 2017 compared to $801.6 million in 2016. The percentage occupied at our shopping centers was 93.9% at December 31, 2017 compared to 93.3% at December 31, 2016. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $54.9 million, or 7.0%, to $841.5 million in 2017 compared to $786.6 million in 2016 due primarily to the following:

•	an increase of $22.0 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza,

•
an increase of $16.6 million at redevelopment properties due to the opening of our new office building at Santana Row in late 2016, the lease-up of three of our retail redevelopments, and the lease-up of the new residential building at Congressional Plaza, partially offset by lower occupancy at two of our retail properties in Florida in the beginning stages of redevelopment,

•
an increase of $8.0 million at same-center properties due primarily to higher rental rates of approximately $6.0 million, higher recoveries of $3.4 million primarily the result of higher real estate tax assessments, partially offset by lower average occupancy of approximately $1.2 million,

•	an increase of $6.1 million from Assembly Row and Pike & Rose due primarily to the lease-up of residential units and the opening of the second phase of retail during the second half of 2017, and

•	an increase of $3.2 million from the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016,

partially offset by

•	a decrease of $0.9 million from the sale of our 150 Post Street and North Lake Commons properties in August and September 2017, respectively.
Other Property Income
Other property income increased $1.8 million, or 16.4%, to $12.8 million in 2017 compared to $11.0 million in 2016. Included in other property income are items, which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Mortgage Interest Income
Mortgage interest income decreased $0.9 million, or 23.3%, to $3.1 million in 2017 compared to $4.0 million in 2016. This decrease is primarily related to a mortgage note receivable that was repaid in 2016.
Property Expenses
Total property expenses increased $19.1 million, or 7.5%, to $272.7 million in 2017 compared to $253.6 million in 2016. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.6 million, or 4.1%, to $164.9 million in 2017 compared to $158.3 million in 2016. This increase is primarily due to the following:

•	an increase of $4.7 million from acquisitions, primarily related to six shopping centers in Los Angeles County, California, Hastings Ranch Plaza, and Riverpoint Center, and

•	an increase of $2.1 million from Assembly Row and Pike & Rose due primarily to the opening of Phase II residential units during the second half of 2017.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.3% for the year ended December 31, 2017 from 19.9% for the year ended December 31, 2016.
Real Estate Taxes
Real estate tax expense increased $12.6 million, or 13.2% to $107.8 million in 2017 compared to $95.3 million in 2016 due primarily to the following:

•	an increase of $4.4 million at same-center properties primarily due to higher assessments,

•	an increase of $4.2 million from acquisitions, primarily related to six shopping centers in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza,

•	an increase of $3.0 million from redevelopment properties, primarily related to our new office building at Santana Row and other reassessments on our redevelopments, and

•	an increase of $0.9 million related to Assembly Row and Pike & Rose.
Property Operating Income
Property operating income increased $36.6 million, or 6.7%, to $584.6 million in 2017 compared to $548.0 million in 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, 2017 acquisitions, Assembly Row and Pike & Rose (primarily the lease-up of residential units at Pike & Rose, the opening of the second phase of retail at Pike & Rose, and higher lease termination fees), and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016.
Other Operating Expenses

General and Administrative Expense
General and administrative expense increased $2.9 million, or 8.6%, to $36.3 million in 2017 from $33.4 million in 2016. This increase is primarily due to higher personnel related costs.

Depreciation and Amortization
Depreciation and amortization expense increased $22.5 million, or 11.6%, to $216.1 million in 2017 from $193.6 million in 2016. This increase is primarily due to 2017 acquisitions, redevelopment properties (largely the new office building at Santana Row), Assembly Row and Pike & Rose, and same-center properties.
Operating Income
Operating income increased $11.3 million, or 3.5%, to $332.3 million in 2017 compared to $321.0 million in 2016. This increase is primarily due to growth in earnings at redevelopment and same-center properties, our 2017 acquisitions, Assembly Row and Pike & Rose, and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, partially offset by higher personnel related costs.
Other
Interest Expense
Interest expense increased $5.1 million, or 5.4%, to $100.1 million in 2017 compared to $95.0 million in 2016. This increase is due primarily to the following:

•
an increase of $16.1 million due to higher borrowings primarily attributable to the $300 million 3.25% senior notes and the $100 million reopening of the 4.5% senior notes both issued in June 2017, the 3.625% senior notes issued in July 2016, and higher weighted average borrowings on our revolving credit facility, partially offset by

•	an increase of $7.5 million in capitalized interest, and

•	a decrease of $3.5 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $125.7 million and $113.0 million in 2017 and 2016, respectively. Capitalized interest was $25.6 million and $18.0 million in 2017 and 2016, respectively.
Early Extinguishment of Debt
The $12.3 million early extinguishment of debt charge in 2017 relates to the make-whole premium paid as part of the early redemption of our 5.90% senior notes on December 31, 2017 and the related write-off of the unamortized discount and debt fees.
Gain on Sale of Real Estate and Change in Control of Interests, Net
The $77.9 million gain on sale of real estate and change in control of interests, net for the year ended December 31, 2017 is primarily due to the following:

•	$45.2 million gain related to the sale of our 150 Post Street property in August 2017,

•	$15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts,

•	$6.5 million gain related to the sale of a parcel of land at our Bethesda Row property in December 2017,

•	$5.4 million net percentage-of-completion gain, related to residential condominium units under binding contract at our Assembly Row property, and

•	$4.9 million gain related to the sale of our North Lake Commons property in September 2017.
The $32.5 million gain on sale of real estate and change in control of interests for the year ended December 31, 2016 is primarily due to the following:

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

•	$1.8 million gain related to the sale of a building in Coconut Grove, Florida. Our share of the gain, net of noncontrolling interests, was $0.5 million.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

			Change
	2016	2015	Dollars	%
	(Dollar amounts in thousands)
Rental income	$786,583	$727,812	$58,771	8.1%
Other property income	11,015	11,810	(795)	(6.7)%
Mortgage interest income	3,993	4,390	(397)	(9.0)%
Total property revenue	801,591	744,012	57,579	7.7%
Rental expenses	158,326	147,593	10,733	7.3%
Real estate taxes	95,286	85,824	9,462	11.0%
Total property expenses	253,612	233,417	20,195	8.7%
Property operating income (1)	547,979	510,595	37,384	7.3%
General and administrative expenses	(33,399)	(35,645)	2,246	(6.3)%
Depreciation and amortization	(193,585)	(174,796)	(18,789)	10.7%
Operating income	320,995	300,154	20,841	6.9%
Other interest income	374	149	225	151.0%
Income from real estate partnerships	50	1,416	(1,366)	(96.5)%
Interest expense	(94,994)	(92,553)	(2,441)	2.6%
Early extinguishment of debt	—	(19,072)	19,072	(100.0)%
Total other, net	(94,570)	(110,060)	15,490	(14.1)%
Income from continuing operations	226,425	190,094	36,331	19.1%
Gain on sale of real estate	32,458	28,330	4,128	14.6%
Net income	258,883	218,424	40,459	18.5%
Net income attributable to noncontrolling interests	(8,973)	(8,205)	(768)	9.4%
Net income attributable to the Trust	$249,910	$210,219	$39,691	18.9%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

Property Revenues
Total property revenue increased $57.6 million, or 7.7%, to $801.6 million in 2016 compared to $744.0 million in 2015. The percentage occupied at our shopping centers was 93.3% at December 31, 2016 compared to 93.5% at December 31, 2015. Changes in the components of property revenue are discussed below.
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
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 19.9% for the year ended December 31, 2016 from 20.0% for the year ended December 31, 2015.
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

Other Operating Expense
General and Administrative Expense
General and administrative expense decreased $2.2 million, or 6.3%, to $33.4 million in 2016 from $35.6 million in 2015. This increase is primarily due to lower transaction costs, partially offset by higher personnel related costs.
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
Early Extinguishment of Debt
The $19.1 million early extinguishment of debt in 2015 relates to the make-whole premium paid as part of the early redemption of our 6.20% senior notes in the second quarter of 2015, partially offset by the related net write-off of unamortized premium and debt fees.
Gain on sale of Real Estate
The $32.5 million gain on sale of real estate and change in control of interests is primarily the result of our obtaining control of six properties when we acquired Clarion’s 70% interest in the partnership that owned those properties (see discussion in Note 3 to the consolidated financial statements). The properties were previously accounted for under the equity method of accounting. We consolidated these assets effective January 13, 2016, and consequently recognized a gain of $25.7 million upon obtaining the controlling interest. 2016 also included a $1.8 million gain related to the May 2016 sale of a building in Coconut Grove, Florida by an unconsolidated joint venture (our share of the gain, net of noncontrolling interests, was $0.5 million) and a $4.9 million gain due to the reversal of the warranty reserve for condominium units at Santana Row, as the statutorily mandated latent construction defect period ended in third quarter 2016 and no further claims were filed.
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
At December 31, 2017, we had cash and cash equivalents of $15.2 million and $41.0 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. Our $275.0 million unsecured term loan that matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2017, we had the capacity to issue up to $261.3 million in common shares under our ATM equity program.
For 2017, the maximum amount of borrowings outstanding under our revolving credit facility was $344.0 million, the weighted average amount of borrowings outstanding was $147.5 million and the weighted average interest rate, before amortization of debt fees, was 1.9%. During 2017, we raised $716.9 million of net proceeds through three separate public offerings for a total of $575.0 million of senior unsecured notes with a weighted average coupon of 3.47% and term of 13 years and $150.0 million of 5.0% preferred shares in addition to $108.3 million raised under our ATM equity program. During 2018, we have only $10.5 million of debt maturing, in addition to our unsecured term loan mentioned above. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2018 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to see a reduced level of capital investments in our properties under development and redevelopment compared to 2017, which is the result of completing construction on Phase II at both Assembly Row and Pike & Rose in 2018. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2017	2016
	(In thousands)
Cash provided by operating activities	$459,177	$423,705
Cash used in investing activities	(836,802)	(590,221)
Cash provided by financing activities	369,445	168,838
(Decrease) increase in cash and cash equivalents	(8,180)	2,322
Cash and cash equivalents, beginning of year	23,368	21,046
Cash and cash equivalents, end of year	$15,188	$23,368

Net cash provided by operating activities increased $35.5 million to $459.2 million during 2017 from $423.7 million during 2016. The increase was primarily attributable to higher net income before certain non-cash items, and the timing of payments related to operating costs.

Net cash used in investing activities increased $246.6 million to $836.8 million during 2017 from $590.2 million during 2016. The increase was primarily attributable to:

•	a $293.7 million increase in acquisitions of real estate, primarily due to the August 2017 acquisition of six shopping centers in Los Angeles County, California,

•	a $80.0 million net increase in capital expenditures and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row, and other current redevelopments, and

•	a $13.3 million decrease in cash flows from mortgage notes receivable primarily due to the payoff of an $11.7 million note receivable in September 2016, partially offset by

•
$136.1 million in net proceeds primarily from the sale of our property at 150 Post Street, three land parcels at Assembly Row, North Lake Commons, and a land parcel at our Bethesda Row property in 2017.

Net cash provided by financing activities increased $200.6 million to $369.4 million during 2017 from $168.8 million during 2016. The increase was primarily attributable to:

•
$572.1 million net proceeds from the June 2017 issuance of $300.0 million and the December 2017 issuance of $175.0 million of 3.25% senior unsecured notes that mature on July 15, 2027 and $100.0 million of 4.50% notes that mature on December 1, 2044, compared to $241.8 million in net proceeds from the issuance of 3.625% senior notes in July 2016,

•	$145.0 million in net proceeds from the September 29, 2017 issuance of 6,000 Series C Preferred Shares,

•	$41.0 million of borrowings on our revolving credit facility in 2017 as compared to $56.9 million of repayments in 2016,

•	a $12.8 million increase in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million partial repayment of the Plaza El Segundo mortgage loan, and

•
an $8.9 million decrease in distributions to and redemptions of noncontrolling interests primarily due to the 2016 acquisition of the 10% noncontrolling interest of a partnership which owns a project in Southern California, partially offset by

•
a $210.5 million decrease in net proceeds from the issuance of common shares primarily due to our March 2016 issuance of 1.0 million common shares at $149.43 per share in an underwritten public offering, and 1.2 million common shares under our ATM equity program at a weighted average price of $152.92 during 2016, compared to 0.8 million common shares under our ATM equity program at a weighted average price of $132.56 during 2017,

•	the December 2017 redemption of $150.0 million of senior notes with a make-whole premium of $11.9 million, and

•	a $15.3 million increase in dividends paid to shareholders due to an increase in the dividend rate and a higher number of shares outstanding.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2017:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$4,632,932	$407,626	$305,997	$838,746	$3,080,563
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal and interest)	30,825	752	20,610	9,463	—
Capital lease obligations (principal and interest)	171,435	5,800	11,600	11,610	142,425
Variable rate debt (principal only)(2)	41,000	—	41,000	—	—
Operating leases	211,831	4,583	9,486	9,630	188,132
Real estate commitments	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	326,631	263,610	63,021	—	—
Contractual operating obligations	58,490	28,013	24,997	5,480	—
Total contractual obligations	$5,540,644	$710,384	$476,711	$874,929	$3,478,620
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Variable rate debt includes our revolving credit facility, which currently has $41.0 million outstanding and bears interest at LIBOR plus 0.825%.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated liability upon exercise of the put option would range from approximately $81 million to $85 million.
(b) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2017, a total of 787,962 operating partnership units are outstanding.
(c) The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from approximately $12 million to $13 million.
(d) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from approximately $26 million to $29 million.
(e) Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
(f) At December 31, 2017, we had letters of credit outstanding of approximately $1.3 million.

Off-Balance Sheet Arrangements
Other than the items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2017 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2017:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2017	Stated Interest Rate as of December 31, 2017	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
The Grove at Shrewsbury (West)	Acquired	$10,545	6.38%	March 1, 2018
Rollingwood Apartments	24,050	20,820	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	66,603	5.62%	September 1, 2020
29th Place	Acquired	4,341	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,362	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,579	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	71,054	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	13,184	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,268	5.36%	January 15, 2031
Subtotal		491,561
Net unamortized premium and debt issuance costs		(56)
Total mortgages payable		491,505
Notes payable
Unsecured fixed rate
Term Loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	4,819	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	41,000	LIBOR + 0.825%	April 20, 2020
Subtotal		320,819
Net unamortized debt issuance costs		(554)
Total notes payable		320,265
Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(17,760)
Total senior notes and debentures		2,401,440
Capital lease obligations
Various		71,556	Various	Various through 2106
Total debt and capital lease obligations		$3,284,766
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during 2017 was $344.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.9%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2017, we were in compliance with all of the financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, as of December 31, 2017, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2017:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2018	$275,506	(1)	$16,228	$41	$291,775
2019	563		25,820	42	26,425
2020	41,624	(2)	65,539	46	107,209
2021	250,694		30,541	51	281,286
2022	250,771		117,018	56	367,845
Thereafter	1,920,861		236,415	71,320	2,228,596
	$2,740,019		$491,561	$71,556	$3,303,136	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2017, there was $41.0 million outstanding under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium/(discount) and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2017.

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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income (loss) which is included in accumulated other comprehensive income (loss) on our consolidated balance sheet and our consolidated statement of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
As of December 31, 2017, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings in 2017, 2016 and 2015, and we do not anticipate it will have a significant effect in the future.

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$297,870	$258,883	$218,424
Net income attributable to noncontrolling interests	(7,956)	(8,973)	(8,205)
Gain on sale of real estate and change in control of interests, net	(77,632)	(31,133)	(28,330)
Depreciation and amortization of real estate assets	188,719	169,198	154,232
Amortization of initial direct costs of leases	19,124	16,875	15,026
Funds from operations	420,125	404,850	351,147
Dividends on preferred shares (1)	(1,917)	(541)	(541)
Income attributable to operating partnership units	3,143	3,145	3,398
Income attributable to unvested shares	(1,374)	(1,095)	(1,147)
Funds from operations available for common shareholders (2)	$419,977	$406,359	$352,857
Weighted average number of common shares, diluted (1)	73,122	71,869	69,920

Funds from operations available for common shareholders, per diluted share (2)	$5.74	$5.65	$5.05
_____________________

(1)
For the year ended December 31, 2017, dividends on our Series 1 preferred stock are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted." The weighted average common shares used to compute FFO per diluted common share also includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

(2)
If the $12.3 million and the $19.1 million early extinguishment of debt charge incurred in 2017 and 2015, respectively, was excluded, our FFO available for common shareholders for 2017 and 2015 would have been $432.2 million and $371.9 million, respectively, and FFO available for common shareholders, per diluted share would have been $5.91 and $5.32, respectively.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2017, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 2.62%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2017, we had $3.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2017 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $239.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2017 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $276.4 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2017, we had $41.0 million of variable rate debt outstanding. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense woud increase by approximately $0.4 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $0.4 million with a corresponding increase in our net income and cash flows for the year.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Trust’s principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our Trustees; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2017.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with Reports of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-31.

(3) Exhibits

(b) The following documents are filed as exhibits are filed as part of, or incorporated by reference info, this report:

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, and November 2, 2016 (previously files a Exhibit 3.2 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-07533) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.5
Articles Supplementary relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 3.2 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depository, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

10.1
* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the "1999 1Q Form 10-Q") and incorporated herein by reference)

10.2
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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
10.8
Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.9
Form of Restricted Share Award Agreement for long term vesting and retention awards for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-07533) (the "2010 Form 10-K") and incorporated herein by reference)

10.10
Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.11
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.12
* Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.13
* Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.14
* Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.15
* Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.16
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.17
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.18
* Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.19
Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.20
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.21
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

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

Exhibit No.	Description

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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 13, 2018.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 13, 2018
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President-Chief Financial	February 13, 2018
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 13, 2018
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 13, 2018
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 13, 2018
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 13, 2018
Elizabeth I. Holland

/S/ GAIL P. STEINEL	Trustee	February 13, 2018
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 13, 2018
Warren M. Thompson

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2017, and our report dated February 13, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Evaluation of Disclosure Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
New York, New York
February 13, 2018

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2002.
New York, New York
February 13, 2018

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,639,486 and $1,211,605 of consolidated variable interest entities, respectively)	$6,950,188	$6,125,957
Construction-in-progress (including $43,393 and $15,313 of consolidated variable interest entities, respectively)	684,873	599,260
Assets held for sale	—	33,856
	7,635,061	6,759,073
Less accumulated depreciation and amortization (including $247,410 and $209,239 of consolidated variable interest entities, respectively)	(1,876,544)	(1,729,234)
Net real estate	5,758,517	5,029,839
Cash and cash equivalents	15,188	23,368
Accounts and notes receivable	209,877	116,749
Mortgage notes receivable, net	30,429	29,904
Investment in real estate partnerships	23,941	14,864
Prepaid expenses and other assets	237,803	208,555
TOTAL ASSETS	$6,275,755	$5,423,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $460,372 and $439,120 of consolidated variable interest entities, respectively)	$491,505	$471,117
Capital lease obligations	71,556	71,590
Notes payable	320,265	279,151
Senior notes and debentures	2,401,440	1,976,594
Accounts payable and accrued expenses	196,332	201,756
Dividends payable	75,931	71,440
Security deposits payable	16,667	16,285
Other liabilities and deferred credits	169,388	115,817
Total liabilities	3,743,084	3,203,750
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	141,157	143,694
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 and 0 shares issued and outstanding, respectively	150,000	—
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 73,090,877 and 71,995,897 shares issued and outstanding, respectively	733	722
Additional paid-in capital	2,855,321	2,718,325
Accumulated dividends in excess of net income	(749,367)	(749,734)
Accumulated other comprehensive income (loss)	22	(2,577)
Total shareholders’ equity of the Trust	2,266,706	1,976,733
Noncontrolling interests	124,808	99,102
Total shareholders’ equity	2,391,514	2,075,835
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,275,755	$5,423,279

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
REVENUE
Rental income	$841,461	$786,583	$727,812
Other property income	12,825	11,015	11,810
Mortgage interest income	3,062	3,993	4,390
Total revenue	857,348	801,591	744,012
EXPENSES
Rental expenses	164,890	158,326	147,593
Real estate taxes	107,839	95,286	85,824
General and administrative	36,281	33,399	35,645
Depreciation and amortization	216,050	193,585	174,796
Total operating expenses	525,060	480,596	443,858
OPERATING INCOME	332,288	320,995	300,154
Other interest income	475	374	149
Interest expense	(100,125)	(94,994)	(92,553)
Early extinguishment of debt	(12,273)	—	(19,072)
(Loss) income from real estate partnerships	(417)	50	1,416
INCOME FROM CONTINUING OPERATIONS	219,948	226,425	190,094
Gain on sale of real estate and change in control of interests, net	77,922	32,458	28,330
NET INCOME	297,870	258,883	218,424
Net income attributable to noncontrolling interests	(7,956)	(8,973)	(8,205)
NET INCOME ATTRIBUTABLE TO THE TRUST	289,914	249,910	210,219
Dividends on preferred shares	(2,458)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$287,456	$249,369	$209,678
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.97	$3.51	$3.04
Weighted average number of common shares, basic	72,117	70,877	68,797
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.97	$3.50	$3.03
Weighted average number of common shares, diluted	72,233	71,049	68,981

NET INCOME	$297,870	$258,883	$218,424
Other comprehensive income (loss) - change in value of interest rate swaps	2,599	1,533	(595)
COMPREHENSIVE INCOME	300,469	260,416	217,829
Comprehensive income attributable to noncontrolling interests	(7,956)	(8,973)	(8,205)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$292,513	$251,443	$209,624

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2014	399,896	$9,997	68,605,783	$687	$2,281,223	$(683,991)	$(3,515)	$88,155	1,692,556
Net income, excluding $3,423 attributable to redeemable noncontrolling interests	—	—	—	—	—	210,219	—	4,782	215,001
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(595)	—	(595)
Dividends declared to common shareholders	—	—	—	—	—	(250,388)	—	—	(250,388)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,269)	(5,269)
Common shares issued	—	—	813,548	8	108,537	—	—	—	108,545
Exercise of stock options	—	—	29,940	—	1,991	—	—	—	1,991
Shares issued under dividend reinvestment plan	—	—	16,524	—	2,296	—	—	—	2,296
Share-based compensation expense, net of forfeitures	—	—	52,213	1	12,073	—	—	—	12,074
Shares withheld for employee taxes	—	—	(64,227)		(9,211)	—	—	—	(9,211)
Redemption of OP units	—	—	39,611	—	4,072	—	—	(4,223)	(151)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	34,737	34,737
Adjustment to redeemable noncontrolling interests	—	—	—	—	(19,114)	—	—	—	(19,114)
BALANCE AT DECEMBER 31, 2015	399,896	9,997	69,493,392	696	2,381,867	(724,701)	(4,110)	118,182	1,781,931
Net income, excluding $2,713 attributable to redeemable noncontrolling interests	—	—	—	—	—	249,910	—	6,260	256,170
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	1,533	—	1,533
Dividends declared to common shareholders	—	—	—	—	—	(274,402)	—	—	(274,402)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(7,546)	(7,546)
Common shares issued	—	—	2,156,671	21	324,170	—	—	—	324,191
Exercise of stock options	—	—	55,365	1	4,541	—	—	—	4,542
Shares issued under dividend reinvestment plan	—	—	15,619	—	2,387	—	—	—	2,387
Share-based compensation expense, net of forfeitures	—	—	134,913	2	11,225	—	—	—	11,227
Shares withheld for employee taxes	—	—	(30,671)	—	(4,451)	—	—	—	(4,451)
Conversion and redemption of OP units	—	—	170,608	2	18,677	—	—	(18,679)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	885	885
Adjustment to redeemable noncontrolling interests	—	—	—	—	(20,091)	—	—	—	(20,091)
BALANCE AT DECEMBER 31, 2016	399,896	$9,997	71,995,897	$722	$2,718,325	$(749,734)	$(2,577)	$99,102	$2,075,835
January 1, 2017 adoption of new accounting standard - See Note 2					83	(83)			—
Net income, excluding $3,874 attributable to redeemable noncontrolling interests	—	—	—	—	—	289,914	—	4,082	293,996
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	2,599	—	2,599
Dividends declared to common shareholders	—	—	—	—	—	(287,006)	—	—	(287,006)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,458)	—	—	(2,458)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,560)	(5,560)
Common shares issued, net	—	—	826,592	8	108,240	—	—	—	108,248
Preferred shares issued, net	6,000	150,000	—	—	(5,035)	—	—	—	144,965
Exercise of stock options	—	—	152,634	2	9,977	—	—	—	9,979
Shares issued under dividend reinvestment plan	—	—	17,911	—	2,373	—	—	—	2,373
Share-based compensation expense, net of forfeitures	—	—	107,522	1	12,370	—	—	—	12,371
Shares withheld for employee taxes	—	—	(29,709)	—	(4,229)	—	—	—	(4,229)
Conversion and redemption of OP units	—	—	20,030	—	2,569	—	—	(2,569)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,331	35,331
Purchase of noncontrolling interests	—	—	—	—	42	—	—	(5,578)	(5,536)
Adjustment to redeemable noncontrolling interests	—	—	—	—	10,606	—	$—	—	10,606
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
OPERATING ACTIVITIES
Net income	$297,870	$258,883	$218,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,050	193,585	174,796
Gain on sale of real estate and change in control of interests, net	(77,922)	(32,458)	(28,330)
Early extinguishment of debt	12,273	—	19,072
Loss (income) from real estate partnerships	417	(50)	(1,416)
Other, net	(2,674)	474	(29)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	2,059	1,868	(9,200)
Increase in prepaid expenses and other assets	(3,346)	(3,753)	(6,695)
Increase (decrease) in accounts payable and accrued expenses	14,242	7,159	(1,305)
Increase (decrease) in security deposits and other liabilities	208	(2,003)	3,729
Net cash provided by operating activities	459,177	423,705	369,046
INVESTING ACTIVITIES
Acquisition of real estate	(436,652)	(142,958)	(154,313)
Capital expenditures - development and redevelopment	(441,984)	(379,720)	(236,437)
Capital expenditures - other	(76,952)	(57,560)	(46,096)
Proceeds from sale of real estate and real estate partnership interests	136,055	—	97,422
Investment in real estate partnerships	(696)	(7,220)	(2,802)
Distribution from real estate partnership in excess of earnings	1,729	3,910	512
Leasing costs	(16,656)	(18,299)	(22,382)
(Issuance) repayment of mortgage and other notes receivable, net	(1,646)	11,626	10,333
Net cash used in investing activities	(836,802)	(590,221)	(353,763)
FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit facility, net of costs	41,000	(56,916)	53,500
Issuance of senior notes, net of costs	572,134	241,795	456,151
Redemption and retirement of senior notes	(161,930)	—	(219,228)
Repayment of mortgages, capital leases, and notes payable	(56,328)	(49,559)	(181,315)
Issuance of common shares, net of costs	118,583	329,103	110,855
Issuance of preferred shares, net of costs	144,991	—	—
Dividends paid to common and preferred shareholders	(282,995)	(267,694)	(243,314)
Shares withheld for employee taxes	(4,229)	(4,451)	(9,211)
Contributions from noncontrolling interests	13,449	662	—
Distributions to and redemptions of noncontrolling interests	(15,230)	(24,102)	(9,626)
Net cash provided by (used in) financing activities	369,445	168,838	(42,188)
(Decrease) increase in cash and cash equivalents	(8,180)	2,322	(26,905)
Cash and cash equivalents at beginning of year	23,368	21,046	47,951
Cash and cash equivalents at end of year	$15,188	$23,368	$21,046

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2017, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2016 and 2015 amounts have been reclassified to conform to current period presentation.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2017 and 2016, our allowance for doubtful accounts was $11.8 million and $11.9 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2017 and 2016, accounts receivable include approximately $93.1 million and $80.6 million, respectively, related to straight-line rents.
We are currently under construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Gains or losses on the sale of these condominium units are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales.” We account for contracted condominium sales under the percentage-of completion method, based on an evaluation of the criteria specified in ASC Topic 360-20 including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer has made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria have not been met, no profit is recognized. The application of these criteria can be complex and requires us to make assumptions. See "Recent Accounting Pronouncements," for discussion of change in timing of revenue recognition with the adoption of ASU 2014-09 on January 1, 2018.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2017, 2016 and 2015, real estate depreciation expense was $193.3 million, $173.2 million and $156.5 million, respectively, including amounts from real estate sold and assets under capital lease obligations.
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
Transaction costs related to asset acquisitions, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are capitalized as part of the acquisition cost. The acquisition of an operating shopping center typically qualifies as an asset acquisition. See "Recent Accounting Pronouncements" for further discussion.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2017, we had $19.6 million in excess of the FDIC insured limit.
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
Debt Issuance Costs
Costs related to the issuance of debt instruments are deferred and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Debt issuance costs related to our revolving credit facility are classified as an asset and are included in "prepaid expenses and other assets" in our consolidated balance sheets. All other debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt; within the next twelve months, we expect to reclassify less than an estimated $0.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2017, 2016 or 2015, and we do not anticipate it will have a significant effect in the future.
See Note 6 for additional disclosures relating to our two existing interest rate swap agreements.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. We receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2017 and 2016.
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
At December 31, 2017 and 2016, we had two mortgage notes receivable, with aggregate carrying amounts of $30.4 million and $29.9 million, respectively, with a weighted average interest rate of 10.0% and 9.9%, respectively, which were secured by first mortgages on retail buildings.
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of restricted common shares, common shares, and options. We measure share based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the requisite service period, which is typically the vesting period. See Note 12 for further discussion regarding our share based compensation plans and policies. Effective January 1, 2017, we adopted ASU 2016-09, "Compensation-Stock Compensation," which impacts accounting for forfeitures and the classification for shares withheld for employee taxes on the Statement of Cash Flows. See "Recent Accounting Pronouncements" for further discussion.
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
We have 17 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets and mortgage payables related to variable interest entities included in our consolidated balance sheets were approximately $1.4 billion and $460.4 million, respectively, as of December 31, 2017, and $1.0 billion and $439.1 million, respectively, as of December 31, 2016.
In addition, our equity method investments in the Pike & Rose hotel joint venture and the La Alameda shopping center are also considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of the joint ventures, we are not the primary beneficiary and do not consolidate. As of December 31, 2017 and 2016 our investment in the joint ventures and maximum exposure to loss was $23.9 million and $13.5 million, respectively.
We have also evaluated our mortgage notes receivable investments and determined that the entities obligated under the mortgage notes are not VIEs. Our equity method investments and mortgage notes receivable balances are presented separately in our consolidated balance sheets.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2017	2016
	(In thousands)
Beginning balance	$143,694	$137,316
Contributions	11,109	—
Net income	3,874	2,713
Distributions & Redemptions	(6,914)	(16,426)
Change in redemption value	(10,606)	20,091
Ending balance	$141,157	$143,694
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2013. As of December 31, 2017 and 2016, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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

Recent Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
Recently adopted:

ASU 2016-09, March 2016, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This ASU simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as was previously required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. Additionally, it requires the cash paid to a taxing authority when shares are withheld to pay employee taxes to be classified as a "financing activity" rather than an "operating activity," as was done previously on the Statement of Cash Flows.
January 2017
The adoption of this standard resulted in accounting for forfeitures as they occur, and we have recorded the cumulative impact on the adoption date as a $0.1 million adjustment to additional paid-in capital and accumulated dividends in excess of net income. The amounts reclassified from "operating activities" to "financing activities" for shares withheld for employee taxes was $4.5 million and $9.2 million, respectively, for 2016 and 2015.

ASU 2017-01, January 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business
This ASU changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. Given this change in definition, we believe most of our shopping center acquisitions will no longer be considered business combinations, but rather asset acquisitions.
January 2017
The largest impact of this standard is that transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations.

Based on acquisitions in the last several years, transaction costs for a single shopping center acquisition have typically ranged from $0.2 million to $2.4 million with significantly higher transaction costs expected for an acquisition of a larger portfolio. We are applying the new guidance prospectively. Our acquisitions during the year ended December 31, 2017 (further discussed in Note 3) qualified as asset acquisitions and consequently, all transaction costs were capitalized after the adoption date.

Adopted Subsequent to December 31, 2017:

ASU 2016-15, August 2016, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This ASU provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees.
		January 2018	This standard will require classification changes, however, it is not expected to have a significant impact to our consolidated financial statements.

ASU 2016-18, November 2016, Statement of Cash Flows (Topic 203) - Restricted Cash
This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents. Amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.
January 2018
This standard will require reclassification of certain restricted cash amounts on the consolidated statement of cash flows, but is not expected to have a significant impact to our consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
Revenue from Contracts with Customers (Topic 606) and related updates:

   ASU 2014-09, May
   2014, Revenue from
   Contracts with
   Customers

   ASU 2015-14,
   August 2015,
   Revenue from
   Contracts with
   Customers: Deferral
   of the Effective Date

   ASU 2016-08,
   March 2016,
   Revenue from
   Contracts with
   Customers:
   Principal versus
   Agent
  Considerations

   ASU 2016-10, April
   2016, Revenue from
   Contracts with
   Customers:
   Identifying
   Performance
   Obligations and
   Licensing

   ASU 2016-12, May
   2016, Revenue from
   Contracts with
   Customers:
   Narrow-Scope
   Improvements and
   Practical Expedients

   ASU 2016-20,
   December 2016,
   Revenue from
   Contracts with
   Customers:
   Technical
   Corrections and
   Improvements

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

ASU 2016-20 corrects or improves guidance in thirteen narrowly focused aspects of the guidance.

The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the cumulative impact of applying the standard is recognized in accumulated dividends in excess of net income on the date of application.

January 2018
Currently, gains on contracted condominium sales are recognized using the percentage-of-completion method, with the gain recognized once certain criteria have been met in advance of legal closing (see further discussion in the "Revenue Recognition" section of Note 2 to the consolidated financial statements). Under the new guidance, condominium sale gains will be recognized as the condominium units are legally sold, which will typically be upon closing. The reversal of the gain will be recognized through equity, and will be reflected in accumulated dividends in excess of net income.

Most of our revenue is accounted for under the leasing standard, and therefore is not subject to this standard.

With the exception of condominium sales, the adoption of the standard will not have a significant impact on our consolidated financial statements.

We will implement the new revenue recognition guidance retrospectively with the cumulative effect recognized in accumulated dividends in excess of net income at the date of initial application.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
ASU 2017-05, February 2017, Other Income - Gains and Losses from the Recognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This ASU clarifies that ASC 610-20 applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and also clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an insubstance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all of the fair value of the assets promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities.

Under the current guidance, a partial sale is recognized and carryover basis is used for the retained interest, however, the new guidance eliminates the use of carryover basis and generally requires a full gain to be recognized for prospective disposals of nonfinancial assets.

January 2018
The new guidance is expected to impact the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained.
Based on our historical transactions, this standard is not expected to have a significant impact to our consolidated financial statements.

ASU 2017-09, May 2017, Compensation-Stock Compensation (Topic 718): Scope of Modification Accoutning
The ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the awards' fair value, vesting conditions, and the classification of the award as equity or a liability are the same immediately before and after the change. The new guidance is applied prospectively to awards granted or modified after the adoption date.
		January 2018	This standard is not expected to have a significant impact to our consolidated financial statements.

Not Yet Adopted:

ASU 2016-02, February 2016, Leases (Topic 842)
This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.
		January 2019	We are currently assessing the impact of this standard to our consolidated financial statements.

ASU 2016-13, June 2016, Financial Instruments - Credit Losses (Topic 326)	This ASU changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements.	January 2020	We are currently assessing the impact of this standard to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$125,684	$113,016	$110,675
Interest capitalized	(25,559)	(18,022)	(18,122)
Interest expense	$100,125	$94,994	$92,553
Cash paid for interest, net of amounts capitalized	$105,201	$90,185	$116,335
Cash paid for income taxes	$352	$296	$274
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans refinanced	$166,823	$—	$—
Mortgage loans assumed with acquisition	$79,401	$34,385	$89,516
DownREIT operating partnership units issued with acquisition	$5,918	$—	$7,742
DownREIT operating partnership units redeemed for common shares	$2,569	$18,679	$4,114
Shares issued under dividend reinvestment plan	$2,017	$2,017	$1,977
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2017
Retail and mixed-use properties	$7,500,929	$(1,821,046)	$470,720
Retail properties under capital leases	123,346	(46,140)	71,556
Residential	10,786	(9,358)	20,785
	$7,635,061	$(1,876,544)	$563,061
December 31, 2016
Retail and mixed-use properties	$6,621,170	$(1,677,938)	$449,896
Retail properties under capital leases	127,359	(42,308)	71,590
Residential	10,544	(8,988)	21,221
	$6,759,073	$(1,729,234)	$542,707
Retail and mixed-use properties includes the residential portion of Assembly Row, Bethesda Row, Chelsea Commons, Congressional Plaza, Pike & Rose, Santana Row, and Towson Residential (Flats @ 703). The residential property investment is our investment in Rollingwood Apartments.
2017 Property Acquisitions and Dispositions
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
We leased three parcels of land at our Assembly Row property to two ground lessees. Both lessees exercised purchase options under the related ground leases. The sale transaction related to the purchase option on one of our ground leases was completed on April 4, 2017 for a sales price of $36.0 million. On June 28, 2017, the sale transactions related to the purchase options on our other two ground lease parcels were completed for a total sales price of $17.3 million. The net gain recognized in connection with these transactions was approximately $15.4 million. At December 31, 2016, the total cost basis of the related land was $33.9 million and is included in "assets held for sale" on our consolidated balance sheet.
On May 19, 2017, we acquired the fee interest in a 71,000 square foot, mixed-use property located in Berkeley, California based on a gross value of $23.9 million. The acquisition was completed through a newly formed entity for which we own a 90% controlling interest. Approximately $0.8 million and $0.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively, and approximately $2.4 million was allocated to noncontrolling interests.
On August 2, 2017, we acquired an approximately 90% interest in a joint venture that owns six shopping centers in Los Angeles County, California based on a gross value of $357 million, including the assumption of $79.4 million of mortgage debt. Approximately $7.8 million of assets acquired were allocated to lease intangibles and included within other assets, approximately $36.2 million of net assets acquired were allocated to lease liabilities and included in other liabilities, and approximately $30.6 million was allocated to noncontrolling interests. That joint venture also acquired a 24.5% interest in La Alameda, a shopping center in Walnut Park, California for $19.8 million. The property has $41.0 million of mortgage debt, of which the joint venture's share is approximately $10 million. Additional information on the properties is listed below:

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
The following unaudited pro forma financial data includes the total revenues, operating expenses (including approximately $11.5 million and $11.4 million of depreciation and amortization expense for the years ended December 31, 2017 and 2016, respectively), and interest expense/financing costs related to the properties acquired on August 2, 2017 as if they had occurred on January 1, 2016. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of income would have been, nor does it represent the results of income for future periods.

	Year Ended December 31,
	2017	2016
	(in millions) (unaudited)

Total revenue	$872.9	$826.6
Net income available for common shareholders	284.6	244.3
On August 25, 2017, we sold our property located at 150 Post Street in San Francisco, California for a sales price of $69.3 million, resulting in a gain of $45.2 million.
On September 25, 2017, we sold our North Lake Commons property in Lake Zurich, Illinois for a sales price of $15.6 million, resulting in a gain of $4.9 million.
On December 28, 2017, we sold a parcel of land at our Bethesda Row property in Bethesda, Maryland for a sales price of $8.5 million, resulting in a gain of $6.5 million.

For the year ended December 31, 2017, we recognized a $5.4 million gain, net of $1.4 million of income taxes, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $67.1 million as of December 31, 2017. The closing of the Assembly Row condominium sales is expected to commence in 2018. As of December 31, 2017, no gain has been recognized for contracted condominium sales at Pike & Rose, as not all of the criteria necessary for profit recognition have been met.
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

NOTE 4—ACQUIRED IN-PLACE LEASES
Acquired lease assets are included in prepaid expenses and other assets and comprise above market leases where we are the lessor and below market leases where we are the lessee. Acquired lease liabilities are included in other liabilities and deferred credits and comprise below market leases where we are the lessor and above market leases where we are the lessee. The following is a summary of our acquired lease assets and liabilities:

	December 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$52,393	$(31,406)	$45,327	$(28,085)
Below market leases, lessee	34,604	(1,705)	13,237	(924)
Total	$86,997	$(33,111)	$58,564	$(29,009)

Below market leases, lessor	$(193,085)	$56,716	$(138,253)	$48,928
Above market leases, lessee	(9,084)	560	(2,796)	271
Total	$(202,169)	$57,276	$(141,049)	$49,199

The value allocated to in-place leases where we are the lessor is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the consolidated statements of comprehensive income. The related amortization of in-place leases where we are the lessee is reflected as additional rental expense for below market leases or a reduction of rental expenses for above market leases in the consolidated statements of comprehensive income. The following is a summary of acquired lease amortization:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Amortization of above market leases, lessor	$(6,005)	$(6,726)	$(4,425)
Amortization of below market leases, lessor	10,726	8,551	7,130
Net increase in rental income	$4,721	$1,825	$2,705

Amortization of below market leases, lessee	$781	$255	$255
Amortization of above market leases, lessee	(290)	(135)	(135)
Net increase in rental expense	$491	$120	$120
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2017

Above market leases, lessor	4.7 years
Below market leases, lessee	41.6 years
Below market leases, lessor	19.8 years
Above market leases, lessee	16.9 years
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2018	$5,810	$9,990
2019	3,829	9,488
2020	3,182	8,494
2021	2,804	7,869
2022	2,381	7,484
Thereafter	35,880	101,568
	$53,886	$144,893

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2017 and 2016:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2017	2016	December 31, 2017	December 31, 2017
Mortgages payable	(Dollars in thousands)
The Grove at Shrewsbury (West)	$10,545	$10,792	6.38%	March 1, 2018
Rollingwood Apartments	20,820	21,283	5.54%	May 1, 2019
The Shops at Sunset Place	66,603	68,634	5.62%	September 1, 2020
29th Place	4,341	4,553	5.91%	January 31, 2021
Sylmar Towne Center	17,362	—	5.39%	June 6, 2021
Plaza Del Sol	8,579	—	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	71,054	72,726	4.20%	January 10, 2022
Azalea	40,000	—	3.73%	November 1, 2025
Bell Gardens	13,184	—	4.06%	August 1, 2026
Plaza El Segundo	125,000	175,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	42,536	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	6,268	6,576	5.36%	January 15, 2031
Subtotal	491,561	466,305
Net unamortized premium and debt issuance costs	(56)	4,812
Total mortgages payable	491,505	471,117
Notes payable
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Revolving credit facility	41,000	—	LIBOR + 0.825%	April 20, 2020
Various	4,819	5,247	11.31%	Various through 2028
Subtotal	320,819	280,247
Net unamortized debt issuance costs	(554)	(1,096)
Total notes payable	320,265	279,151
Senior notes and debentures
5.90% notes	—	150,000	5.90%	April 1, 2020
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	—	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	450,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	2,419,200	1,994,200
Net unamortized discount and debt issuance costs	(17,760)	(17,606)
Total senior notes and debentures	2,401,440	1,976,594
Capital lease obligations
Various	71,556	71,590	Various	Various through 2106
Total debt and capital lease obligations	$3,284,766	$2,798,452
On June 5, 2017 we refinanced the $175.0 million mortgage loan on Plaza El Segundo at a face amount of $125.0 million and repaid the remaining $50.0 million at par. The new mortgage loan bears interest at 3.83% and matures on June 5, 2027.
On June 23, 2017, we issued $400.0 million aggregate principal amount of fixed rate senior unsecured notes in two separate series. We issued $300.0 million of 3.25% notes that mature on July 15, 2027, which were offered at 99.083% of the principal amount, with a yield to maturity of 3.358%. Additionally, we issued $100.0 million of 4.50% notes due December 1, 2044. The 4.50% notes were offered at 105.760% of the principal amount, with a yield to maturity of 4.143%, and have the same terms and are of the same series as the senior notes first issued on November 14, 2014. Our net proceeds from the June note offering after net issuance premium, underwriting fees and other costs was approximately $399.5 million.

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
On August 31, 2017, we refinanced the $41.8 million mortgage loan on The Grove at Shrewsbury (East) at a face amount of $43.6 million. The new mortgage loan bears interest at 3.77% and matures on September 1, 2027.
On December 21, 2017, we issued $175.0 million aggregate principal amount of 3.25% senior unsecured notes due July 15, 2027. The notes have the same terms and are of the same series as the $300.0 million senior notes issued on June 23, 2017. The notes were offered at 99.404% of the principal amount, with a yield to maturity of 3.323%. Our net proceeds from the December note offering after issuance discount, underwriting fees and other costs were approximately $172.5 million. The proceeds were used on December 31, 2017 to repay our $150.0 million 5.90% notes prior to the original maturity date of April 1, 2020. The redemption price of $164.1 million included a make-whole premium of $11.9 million and accrued but unpaid interest of $2.2 million. The make-whole premium is included in "early extinguishment of debt" in 2017.
During 2017, 2016 and 2015, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $344.0 million, $251.5 million and $324.0 million, respectively. The weighted average amount of borrowings outstanding was $147.5 million, $77.3 million and $109.7 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.9%, 1.3% and 1.1%, respectively. The revolving credit facility requires an annual facility fee of $1.0 million. At December 31, 2017, our revolving credit facility had $41.0 million outstanding, and had no balance outstanding at December 31, 2016.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2017, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2017 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2018	$16,228	$275,506	(1)	$—	$291,734
2019	25,820	563		—	26,383
2020	65,539	41,624	(2)	—	107,163
2021	30,541	694		250,000	281,235
2022	117,018	771		250,000	367,789
Thereafter	236,415	1,661		1,919,200	2,157,276
	$491,561	$320,819		$2,419,200	$3,231,580	(3)
 _____________________

(1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

(2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2017, there was $41.0 million outstanding under this credit facility.

(3)
The total debt maturities differ from the total reported on the consolidated balance sheet as of December 31, 2017 due to the unamortized premium/(discount) and debt issuance costs on mortgage loans, notes payable, and senior notes.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2017, are as follows:

(In thousands)
Year ending December 31,
2018	$5,800
2019	5,800
2020	5,800
2021	5,800
2022	5,810
Thereafter	142,425
171,435
Less amount representing interest	(99,879)
Present value	$71,556

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$811,770	$824,419	$750,268	$760,260
Senior notes and debentures	$2,401,440	$2,498,445	$1,976,594	$2,015,973

As of December 31, 2017, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2017 was an asset of less than$0.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets, and at December 31, 2016 was a liability of $2.6 million, and is included in "accounts payable and accrued expenses." The value of our interest rate swaps increased $2.6 million and $1.5 million (including $1.8 million and $3.5 million respectively, reclassified from other comprehensive income/(loss) to earnings) for 2017 and 2016, respectively. These changes in value are included in

"accumulated other comprehensive income (loss)." A summary of our financial assets/(liabilities) that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$22	$—	$22	$—	$(2,577)	$—	$(2,577)

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
In November 2016, we were included as a defendant in a class action lawsuit, in the circuit court for Montgomery County, Maryland, related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. We, individually and collectively with other members of the more than 500 property owner defendant class, have undertaken numerous legal actions to challenge property owner liability in this case, including challenging the certification of the class as a matter of law; however, all of these legal actions have been unsuccessful. Given the costs and risks of continuing litigation on this matter, we elected to participate in a settlement for which our share is approximately $0.4 million. We expect that this settlement amount will be reimbursed by insurance. The settlement did not cover liability for certain tows that were included in the lawsuit that the defendant class believes cannot be pursued because of the statute of limitations. Accordingly, we do not believe we should have any additional liability for these remaining tows; however, if we are unsuccessful in dismissing these tows from the litigation, our liability would be approximately $0.2 million assuming payment on the same terms as the settlement.
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
At December 31, 2017 and 2016, our reserves for general liability costs were $3.3 million and $2.8 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2017 and 2016, we made payments from these reserves of $1.4 million and $2.0 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

At December 31, 2017, we had letters of credit outstanding of approximately $1.3 million.
As of December 31, 2017 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $326.6 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2017:

(In thousands)
Year ending December 31,
2018	$4,583
2019	4,737
2020	4,749
2021	4,757
2022	4,873
Thereafter	188,132
$211,831
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from approximately $81 million to $85 million.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from approximately $12 million to $13 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from approximately $26 million to $29 million.
Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2017, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 787,962 downREIT operating partnership units are outstanding which have a total fair value of $104.6 million, based on our closing stock price on December 31, 2017.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2017, 2016 and 2015, 17,911 shares, 15,619 shares and 16,524 shares, respectively, were issued under the Plan.
On September 29, 2017, we issued 6,000,000 Depository Shares, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depository share (or $25,000 per Series C Preferred share) in an underwritten public offering. The Series C

Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million.
As of December 31, 2017, 2016, and 2015, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On November 4, 2016, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2017, we issued 826,517 common shares at a weighted average price per share of $132.56 for net cash proceeds of $108.3 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2016, we issued 1,156,571 common shares at a weighted average price per share of $152.92 for net cash proceeds of $174.8 million and paid $1.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2017, we had the capacity to issue up to $261.3 million in common shares under our ATM equity program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2017		2016		2015
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$3.960	$3.940	$3.840	$3.800	$3.620	$3.550
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.368	$—	$—	$—	$—	$—

(1) Amount represents dividends per depository share, each representing 1/1000th of a share.
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2017	2016	2015
Common shares
Ordinary dividend	$3.940	$3.800	$3.515
Capital gain	—	—	0.035
	$3.940	$3.800	$3.550
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.354	$1.354	$1.340
Capital gain	—	—	0.014
	$1.354	$1.354	$1.354
On November 1, 2017, the Trustees declared a quarterly cash dividend of $1.00 per common share, payable January 16, 2018 to common shareholders of record on January 2, 2018.

NOTE 10—OPERATING LEASES
At December 31, 2017, our 104 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,000 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.9% of annualized base rent.
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
As of December 31, 2017, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2018	$593,461
2019	537,822
2020	474,369
2021	401,869
2022	328,302
Thereafter	1,402,509
$3,738,332

NOTE 11—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Minimum rents
Retail and commercial	$585,178	$549,552	$509,825
Residential	55,416	49,465	42,797
Cost reimbursement	171,528	158,042	148,110
Percentage rent	11,148	10,977	11,911
Other	18,191	18,547	15,169
Total rental income	$841,461	$786,583	$727,812

Minimum rents include the following:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Straight-line rents	$12.9	$8.1	$7.6
Net amortization of above and below market leases	$4.7	$1.8	$2.7

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Repairs and maintenance	$67,996	$64,942	$62,420
Utilities	25,763	24,968	23,003
Management fees and costs	22,297	20,823	18,639
Payroll	14,922	13,832	12,673
Marketing	9,007	8,520	9,046
Insurance	7,762	7,758	7,875
Ground rent	3,826	2,561	2,540
Bad debt expense	2,591	2,375	1,168
Other operating	10,726	12,547	10,229
Total rental expenses	$164,890	$158,326	$147,593

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)

Grants of common shares and options	$12,371	$11,227	$12,074
Capitalized share-based compensation	(1,385)	(1,310)	(868)
Share-based compensation expense	$10,986	$9,917	$11,206
As of December 31, 2017, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (the "2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2017 and 2015.
The following table provides a summary of the weighted-average assumption used to value options granted in 2016:

Volatility	18.8%
Expected dividend yield	2.8%
Expected term (in years)	6.0
Risk free interest rate	1.5%

The following table provides a summary of option activity for 2017:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2016	259,119	$56.66
Granted	—	—
Exercised	(152,634)	65.37
Forfeited or expired	—	—
Outstanding at December 31, 2017	106,485	$44.18	1.2	$9,451
Exercisable at December 31, 2017	105,939	$43.62	1.1	$9,451
The weighted-average grant-date fair value of options granted in 2016 was $19.52 per share. The total cash received from options exercised during 2017, 2016 and 2015 was $10.0 million, $4.5 million and $2.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $10.7 million, $4.2 million and $2.1 million, respectively.
The following table provides a summary of restricted share activity for 2017:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2016	217,353	$142.70
Granted	109,815	139.31
Vested	(87,704)	131.55
Forfeited	(2,293)	142.09
Unvested at December 31, 2017	237,171
The weighted-average grant-date fair value of stock awarded in 2017, 2016 and 2015 was $139.31, $152.70 and $141.08, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2017, 2016 and 2015, was $12.5 million, $13.8 million and $26.1 million, respectively.
As of December 31, 2017, there was $17.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 6.4 years with a weighted-average period of 2.2 years.
Subsequent to December 31, 2017, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2018	5,416	Shares	Immediate	Trustees
February 7, 2018	92,552	Restricted shares	3-4 years	Officers and key employees
February 7, 2018	488	Options	5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $18,000 for 2017, 2016, and 2015. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2017, 2016 and 2015 was approximately $632,000, $602,000 and $504,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2017 and 2016, we are liable to participants for approximately $12.8 million and $10.5 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2017, 2016, and 2015 we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options in 2017, and no anti-dilutive stock options in 2016 or 2015. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$219,948	$226,425	$190,094
Less: Preferred share dividends	(2,458)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(7,666)	(7,648)	(8,205)
Less: Earnings allocated to unvested shares	(942)	(702)	(797)
Income from continuing operations available for common shareholders	208,882	217,534	180,551
Gain on sale of real estate and change in control of interests, net	77,632	31,133	28,330
Net income available for common shareholders, basic and diluted	$286,514	$248,667	$208,881
DENOMINATOR
Weighted average common shares outstanding—basic	72,117	70,877	68,797
Effect of dilutive securities:
Stock options	116	172	184
Weighted average common shares outstanding—diluted	72,233	71,049	68,981

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.97	$3.51	$3.04
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.97	$3.50	$3.03
Income from continuing operations attributable to the Trust	$212,282	$218,777	$181,889

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2017
Revenue	$207,389	$208,049	$217,953	$223,957
Operating income	$81,544	$83,090	$84,497	$83,157
Net income(1)	$58,070	$78,133	$108,882	$52,785
Net income attributable to the Trust(1)	$56,190	$76,291	$106,777	$50,656
Net income available for common shareholders(1)	$56,055	$76,156	$106,600	$48,645
Earnings per common share—basic(1)	$0.78	$1.05	$1.47	$0.67
Earnings per common share—diluted(1)	$0.78	$1.05	$1.47	$0.67
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2016
Revenue	$198,344	$197,981	$201,157	$204,109
Operating income	$76,922	$80,135	$80,461	$83,477
Net income(2)	$79,063	$58,898	$61,198	$59,724
Net income attributable to the Trust(2)	$76,955	$55,941	$58,977	$58,037
Net income available for common shareholders(2)	$76,820	$55,806	$58,841	$57,902
Earnings per common share—basic(2)	$1.10	$0.79	$0.82	$0.81
Earnings per common share—diluted(2)	$1.10	$0.78	$0.82	$0.80

(1)
Second quarter 2017 includes a $15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts. Third quarter 2017 includes a $50.8 million gain on sale of real estate from our 150 Post Street and North Lake Commons properties. Fourth quarter 2017 includes a $6.5 million gain related to the sale of a parcel of land at our Bethesda Row property. Additionally, second, third, and fourth quarter 2017 include net percentage-of-completion gains of $3.3 million, $0.6 million, and $1.5 million, respectively, related to condominiums under binding contract at our Assembly Row property. All of these transactions are further discussed in Note 3. Fourth quarter 2017 includes a $12.3 million early extinguishment of debt charge as further discussed in Note 5.

(2)
First quarter 2016 includes a $25.7 million gain on change in control of interests from our Clarion Partners acquisition as further discussed in Note 3. Third quarter 2016 includes a $4.9 million gain on sale from the reversal of our warranty reserve on condominiums sold at Santana Row as further discussed in Note 7.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)	VA	$4,312	$10,211	$18,863	$11,973	$10,195	$30,852	$41,047	$12,144	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA		2,432	12,346	11,161	2,432	23,507	25,939	19,028	1953	1/12/1988	35 years
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)	MA		93,252	34,196	564,077	69,421	622,104	691,525	43,659	2005, 2012-2017	2005-2013	35 years
ATLANTIC PLAZA (Massachusetts)	MA		6,293	17,109	2,325	6,293	19,434	25,727	1,863	1960	1/13/2016	35 years
AZALEA (California)	CA	39,609	40,219	67,117	4	40,219	67,121	107,340	1,049	2014	8/2/2017	35 years
BALA CYNWYD (Pennsylvania)	PA		3,565	14,466	23,443	2,581	38,893	41,474	20,299	1955	9/22/1993	35 years
BARCROFT PLAZA (Virginia)	VA		12,617	29,603	3,279	12,617	32,882	45,499	2,030	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	35 years
BARRACKS ROAD (Virginia)	VA		4,363	16,459	47,088	4,363	63,547	67,910	42,077	1958	12/31/1985	35 years
BELL GARDENS (California)	CA	12,682	18,021	82,470	159	18,021	82,629	100,650	1,843	1990, 2003, 2006	8/2/2017	35 years
BETHESDA ROW (Maryland)	MD		46,579	35,406	144,089	43,896	182,178	226,074	73,883	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ		—	24,715	51,757	3,945	72,527	76,472	47,932	1958	12/28/1989	35 years
BRISTOL PLAZA (Connecticut)	CT		3,856	15,959	11,849	3,856	27,808	31,664	17,680	1959	9/22/1995	35 years
BROOK 35 (New Jersey)	NJ	11,263	7,128	38,355	2,043	7,128	40,398	47,526	5,494	1986/2004	1/1/2014	35 years
CAMPUS PLAZA (Massachusetts)	MA		16,710	13,412	429	16,710	13,841	30,551	1,243	1970	1/13/2016	35 years
CHELSEA COMMONS (Massachusetts)	MA	6,037	9,417	19,466	14,015	9,396	33,502	42,898	8,509	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
COCOWALK (Florida)	FL		35,063	71,476	9,881	34,406	82,014	116,420	6,536	1990/1994, 1922-1973	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	35 years
COLORADO BLVD (California)	CA		5,262	4,071	10,184	5,262	14,255	19,517	10,678	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD		2,793	7,424	92,104	1,020	101,301	102,321	53,731	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD		1,750	1,869	1,532	1,750	3,401	5,151	1,923	1975	12/17/1997	35 years
CROSSROADS (Illinois)	IL		4,635	11,611	16,882	4,635	28,493	33,128	16,494	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA		27,245	54,575	8,525	27,245	63,100	90,345	21,704	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	35 years
DARIEN (Connecticut)	CT		29,809	18,302	1,862	29,809	20,164	49,973	3,075	1920-2009	4/3/2013	35 years
DEDHAM PLAZA (Massachusetts)	MA		14,841	12,918	13,317	14,841	26,235	41,076	15,380	1959	12/31/93 & 12/14/16	35 years
DEL MAR VILLAGE (Florida)	FL		15,624	41,712	8,057	15,587	49,806	65,393	20,432	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	35 years
EAST BAY BRIDGE (California)	CA		29,079	138,035	11,772	29,079	149,807	178,886	25,229	1994-2001, 2011/2012	12/21/2012	35 years
EASTGATE CROSSING (North Carolina)	NC		1,608	5,775	26,981	1,608	32,756	34,364	19,622	1963	12/18/1986	35 years
ELLISBURG (New Jersey)	NJ		4,028	11,309	19,211	4,013	30,535	34,548	20,099	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA		19,117	15,829	14,530	19,117	30,359	49,476	16,037	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA		1,798	1,270	10,943	1,819	12,192	14,011	8,664	1960/1962	9/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD		10,216	17,895	41,769	10,216	59,664	69,880	42,794	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)	IL		9,252	9,544	19,604	9,252	29,148	38,400	19,836	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA		1,345	3,943	11,666	1,345	15,609	16,954	5,981	1957	4/25/1980	35 years
FOURTH STREET (California)	CA		13,928	9,909	39	13,928	9,948	23,876	248	1948,1975	5/19/2017	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
FREE STATE SHOPPING CENTER (Maryland)	MD		18,581	41,658	4,538	18,581	46,196	64,777	3,741	1970	1/13/2016	35 years
FRESH MEADOWS (New York)	NY		24,625	25,255	40,395	24,633	65,642	90,275	37,948	1946-1949	12/5/1997	35 years
FRIENDSHIP CENTER (District of Columbia)	DC		12,696	20,803	4,616	12,696	25,419	38,115	11,917	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD		7,701	5,271	14,468	5,973	21,467	27,440	17,830	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL		2,677	4,829	6,909	2,677	11,738	14,415	7,569	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD		2,068	4,905	20,319	2,068	25,224	27,292	20,241	1963	10/1/1985	35 years
GRAHAM PARK PLAZA (Virginia)	VA		1,237	15,096	18,874	1,169	34,038	35,207	28,053	1971	7/21/1983	35 years
GRATIOT PLAZA (Michigan)	MI		525	1,601	17,702	525	19,303	19,828	17,270	1964	3/29/1973	25.75 years
GREENLAWN PLAZA (New York)	NY		10,590	20,869	245	10,590	21,114	31,704	1,756	1975/2004	1/13/2016	35 years
GREENWICH AVENUE (Connecticut)	CT		7,484	5,444	1,199	7,484	6,643	14,127	4,170	1968	4/12/1995	35 years
HASTINGS RANCH PLAZA (California)	CA		—	22,393	236	—	22,629	22,629	699	1958, 1984, 2006, 2007	2/1/2017	35 years
HAUPPAUGE (New York)	NY		8,791	15,262	5,018	8,419	20,652	29,071	11,724	1963	8/6/1998	35 years
HERMOSA AVENUE (California)	CA		1,116	280	4,648	1,368	4,676	6,044	3,298	1922	9/17/1997	35 years
HOLLYWOOD BLVD (California)	CA		8,300	16,920	21,719	8,370	38,569	46,939	14,755	1929/1991	3/22/99 & 6/18/99	35 years
HUNTINGTON (New York)	NY		12,194	16,008	19,144	12,194	35,152	47,346	15,825	1962	12/12/88, 10/26/07, & 11/24/15	35 years
HUNTINGTON SQUARE (New York)	NY		—	10,075	2,106	—	12,181	12,181	3,317	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA		4,308	10,026	2,579	4,308	12,605	16,913	8,928	1991	4/15/1994	35 years
KINGS COURT (California)	CA		—	10,714	954	—	11,668	11,668	8,776	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	12,010	75	14,038	14,113	8,212	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA		720	2,974	18,432	720	21,406	22,126	15,170	1966	1/31/1985	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
LAUREL (Maryland)	MD		7,458	22,525	27,344	7,464	49,863	57,327	37,461	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA		6,150	8,491	20,524	6,161	29,004	35,165	24,693	1972	7/23/1980 & 4/3/17	22 years
LEESBURG PLAZA (Virginia)	VA		8,184	10,722	17,582	8,184	28,304	36,488	14,689	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA		79,382	19,247	50,074	79,347	69,356	148,703	22,208	1960-2008	8/24/2006	35 years
MELVILLE MALL (New York)	NY		35,622	32,882	20,096	35,622	52,978	88,600	12,458	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,548	29,738	51,047	45,957	29,738	97,004	126,742	41,330	1975	10/14/03 & 1/31/17	25 - 35 years
MONTROSE CROSSING (Maryland)	MD	71,054	48,624	91,819	19,678	48,624	111,497	160,121	24,840	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA		10,068	33,501	41,132	10,230	74,471	84,701	34,011	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	35 years
NORTH DARTMOUTH (Massachusetts)	MA		9,366	—	3	9,366	3	9,369	—	2004	8/24/2006
NORTHEAST (Pennsylvania)	PA		1,152	10,596	18,679	1,153	29,274	30,427	20,496	1959	8/30/1983	35 years
OLD KEENE MILL (Virginia)	VA		638	998	6,212	638	7,210	7,848	5,418	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA		3,420	2,765	30,997	3,420	33,762	37,182	21,217	1962, 1997-1998	10/22/1997	35 years
OLIVO AT MISSION HILLS (California)	CA		15,048	46,732	10,358	15,048	57,090	72,138	213	2017	8/2/2017	35 years
PAN AM (Virginia)	VA		8,694	12,929	7,610	8,695	20,538	29,233	15,159	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA		—	2,955	100,369	—	103,324	103,324	46,051	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD		2,800	6,461	21,836	2,800	28,297	31,097	23,112	1963	10/1/1985	35 years
PIKE & ROSE (Maryland)	MD		31,471	10,335	543,484	29,903	555,387	585,290	23,148	1963, 2012-2017	5/18/82, 10/26/07, & 7/31/12	50 years
PIKE 7 PLAZA (Virginia)	VA		14,970	22,799	6,929	14,914	29,784	44,698	16,745	1968	3/31/97 & 7/8/15	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
PLAZA DEL MERCADO (Maryland)	MD		10,305	21,553	14,329	10,305	35,882	46,187	2,341	1969	1/13/2016	35 years
PLAZA DEL SOL (California)	CA	8,746	5,605	12,331	—	5,605	12,331	17,936	212	2009	8/2/2017	35 years
PLAZA EL SEGUNDO/THE POINT (California)	CA	124,151	62,127	153,556	65,337	64,463	216,557	281,020	39,623	2006/2007/2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	35 years
PLAZA PACOIMA (California)	CA		38,138	12,227	—	38,138	12,227	50,365	225	2010	8/2/2017	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA		3,319	8,457	6,519	3,319	14,976	18,295	9,881	1967	12/23/1994	35 years
QUINCE ORCHARD (Maryland)	MD		3,197	7,949	27,772	2,928	35,990	38,918	19,478	1975	4/22/1993	35 years
RIVERPOINT CENTER (Illinois)	IL		15,422	104,575	82	15,422	104,657	120,079	2,626	1989, 2012	3/31/2017	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,455	—	8,092	43,010	—	51,102	51,102	16,823	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	20,785	552	2,246	7,988	572	10,214	10,786	9,358	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC		4,840	6,319	1,679	4,840	7,998	12,838	5,158	1930	12/1/1995	35 years
SAN ANTONIO CENTER (California)	CA		39,920	32,466	1,334	39,920	33,800	73,720	4,714	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015	35 years
SANTANA ROW (California)	CA		66,682	7,502	788,049	57,578	804,655	862,233	182,514	1999-2006, 2009, 2011, 2014, 2016-2017	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	40 - 50 years
SAUGUS PLAZA (Massachusetts)	MA		4,383	8,291	2,588	4,383	10,879	15,262	6,702	1976	10/1/1996	35 years
SYLMAR TOWNE CENTER (California)	CA	18,010	18,522	24,636	376	18,522	25,012	43,534	389	1973	8/2/2017	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	52,489	20,682	72,432	23,014	20,685	95,443	116,128	32,066	1997	3/8/2007	35 years
THE GROVE AT SHREWSBURY (New Jersey)	NJ	53,218	18,016	103,115	3,886	18,021	106,996	125,017	13,884	1988/1993/2007	1/1/2014 & 10/6/14	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2017 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD		4,441	12,849	254	4,441	13,103	17,544	4,912	2005 - 2006	3/8/2007	35 years
THE SHOPS AT SUNSET PLACE (Florida)	FL	69,149	64,499	50,853	8,160	64,499	59,013	123,512	6,629	1999	10/1/2015	35 years
THIRD STREET PROMENADE (California)	CA		22,645	12,709	43,309	25,125	53,538	78,663	32,281	1888-2000	1996-2000	35 years
TOWER SHOPPNG CENTER (Virginia)	VA		7,170	10,518	4,240	7,280	14,648	21,928	8,738	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL		29,940	43,390	24,219	29,962	67,587	97,549	15,761	1989	1/19/11 & 6/13/14	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA		1,282	12,285	1,679	1,470	13,776	15,246	5,087	1969	6/29/2006	35 years
TOWSON RESIDENTIAL (FLATS @703) (Maryland)	MD		2,328	—	20,048	2,328	20,048	22,376	221	2016-2017	3/8/2007	35 years
TROY (New Jersey)	NJ		3,126	5,193	28,424	5,865	30,878	36,743	21,234	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA		388	453	3,825	475	4,191	4,666	3,737	1954	1/17/1978	17 years
VILLAGE AT SHIRLINGTON (Virginia)	VA	6,646	9,761	14,808	40,418	4,234	60,753	64,987	27,322	1940, 2006-2009	12/21/1995	35 years
WESTGATE CENTER (California)	CA		6,319	107,284	39,726	6,319	147,010	153,329	48,562	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD		3,478	21,413	645	3,478	22,058	25,536	8,491	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD		31,953	1,843	140	31,983	1,953	33,936	811	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD		9,111	1,061	10,291	9,111	11,352	20,463	8,839	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA		1,499	6,643	22,115	1,499	28,758	30,257	26,206	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA		3,192	7,723	84,407	7,790	87,532	95,322	56,879	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA		8,055	13,759	21,092	8,055	34,851	42,906	23,196	1948	10/29/1996	35 years
TOTALS		$563,061	$1,459,351	$2,425,230	$3,750,480	$1,427,777	$6,207,284	$7,635,061	$1,876,544

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2017 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2014	$5,608,998
Additions during period
Acquisitions	291,726
Improvements	281,471
Deduction during period—dispositions and retirements of property	(117,789)
Balance, December 31, 2015	6,064,406
Additions during period
Acquisitions	229,296
Improvements	483,932
Deduction during period—dispositions and retirements of property	(18,561)
Balance, December 31, 2016	6,759,073
Additions during period
Acquisitions	555,476
Improvements	492,541
Deduction during period—dispositions and retirements of property	(172,029)
Balance, December 31, 2017 (1)	$7,635,061
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $6.7 billion as of December 31, 2017.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2017
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2014	$1,467,050
Additions during period—depreciation and amortization expense	156,513
Deductions during period—dispositions and retirements of property	(49,522)
Balance, December 31, 2015	1,574,041
Additions during period—depreciation and amortization expense	173,244
Deductions during period—dispositions and retirements of property	(18,051)
Balance, December 31, 2016	1,729,234
Additions during period—depreciation and amortization expense	193,340
Deductions during period—dispositions and retirements of property	(46,030)
Balance, December 31, 2017	$1,876,544

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2017 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$21,179	$21,179 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
				$—	$30,429	$30,429	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $30.4 million as of December 31, 2017.

(2)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2017 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2014	$50,988
Additions during period:
Issuance of loans	368
Deductions during period:
Collection and satisfaction of loans	(10,692)
Amortization of discount	954
Balance, December 31, 2015	41,618
Deductions during period:
Collection and satisfaction of loans	(11,714)
Balance, December 31, 2016	29,904
Additions during period:
Issuance of loans	525
Balance, December 31, 2017	$30,429