Form 10-Q
period 2018-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2018-05-02
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on April 27, 2018 was 73,221,384.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2018

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,656,951 and $1,639,486 of consolidated variable interest entities, respectively)	$7,051,962	$6,950,188
Construction-in-progress (including $39,171 and $43,393 of consolidated variable interest entities, respectively)	633,090	684,873
Assets held for sale	36,905	—
	7,721,957	7,635,061
Less accumulated depreciation and amortization (including $257,604 and $247,410 of consolidated variable interest entities, respectively)	(1,922,110)	(1,876,544)
Net real estate	5,799,847	5,758,517
Cash and cash equivalents	64,407	15,188
Accounts and notes receivable, net	143,148	209,877
Mortgage notes receivable, net	30,429	30,429
Investment in real estate partnerships	23,513	23,941
Prepaid expenses and other assets	232,281	237,803
TOTAL ASSETS	$6,293,625	$6,275,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $448,641 and $460,372 of consolidated variable interest entities, respectively)	$479,333	$491,505
Capital lease obligations	71,547	71,556
Notes payable, net	382,396	320,265
Senior notes and debentures, net	2,402,138	2,401,440
Accounts payable and accrued expenses	181,361	196,332
Dividends payable	75,667	75,931
Security deposits payable	17,072	16,667
Other liabilities and deferred credits	169,460	169,388
Total liabilities	3,778,974	3,743,084
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	141,541	141,157
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 73,216,520 and 73,090,877 shares issued and outstanding, respectively	735	733
Additional paid-in capital	2,859,717	2,855,321
Accumulated dividends in excess of net income	(769,311)	(749,367)
Accumulated other comprehensive income	489	22
Total shareholders’ equity of the Trust	2,251,627	2,266,706
Noncontrolling interests	121,483	124,808
Total shareholders’ equity	2,373,110	2,391,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,293,625	$6,275,755
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
REVENUE
Rental income	$220,581	$204,447
Other property income	4,067	2,190
Mortgage interest income	757	752
Total revenue	225,405	207,389
EXPENSES
Rental expenses	44,773	41,109
Real estate taxes	28,448	25,090
General and administrative	7,929	8,267
Depreciation and amortization	58,110	51,379
Total operating expenses	139,260	125,845
OPERATING INCOME	86,145	81,544
Other interest income	179	106
Interest expense	(26,184)	(23,758)
Loss from real estate partnerships	(525)	—
INCOME FROM CONTINUING OPERATIONS	59,615	57,892
Gain on sale of real estate, net	3,316	178
NET INCOME	62,931	58,070
Net income attributable to noncontrolling interests	(1,684)	(1,880)
NET INCOME ATTRIBUTABLE TO THE TRUST	61,247	56,190
Dividends on preferred shares	(2,010)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$59,237	$56,055
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.81	$0.78
Weighted average number of common shares	72,905	71,862
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.81	$0.78
Weighted average number of common shares	72,968	72,005

COMPREHENSIVE INCOME	$63,398	$59,154

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$61,714	$57,274

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $1,015 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,247	—	669	61,916
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	467	—	467
Dividends declared to common shareholders	—	—	—	—	—	(73,153)	—	—	(73,153)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,348)	(1,348)
Common shares issued, net	—	—	30	—	4	—	—	—	4
Exercise of stock options	—	—	30,000	1	1,261	—	—	—	1,262
Shares issued under dividend reinvestment plan	—	—	4,440	—	547	—	—	—	547
Share-based compensation expense, net of forfeitures	—	—	97,968	1	3,869	—	—	—	3,870
Shares withheld for employee taxes	—	—	(6,795)	—	(753)	—	—	—	(753)
Redemption of OP units	—	—	—	—	(532)	—	—	(2,646)	(3,178)
BALANCE AT MARCH 31, 2018	405,896	$159,997	73,216,520	$735	$2,859,717	$(769,311)	$489	$121,483	$2,373,110

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$62,931	$58,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,110	51,379
Gain on sale of real estate, net	(3,316)	(178)
Loss from real estate partnerships	525	—
Other, net	1,737	(1,739)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	2,322	4,390
Decrease in prepaid expenses and other assets	4,088	3,602
(Decrease) increase in accounts payable and accrued expenses	(5,380)	4,136
Increase in security deposits and other liabilities	3,163	4,273
Net cash provided by operating activities	124,180	123,933
INVESTING ACTIVITIES
Acquisition of real estate	—	(141,222)
Capital expenditures - development and redevelopment	(69,119)	(119,084)
Capital expenditures - other	(20,194)	(16,366)
Proceeds from sale of real estate and real estate partnership interests	51,459	622
Investment in real estate partnerships	(180)	(118)
Distribution from real estate partnership in excess of earnings	93	—
Leasing costs	(8,057)	(3,113)
(Issuance) repayment of mortgage and other notes receivable, net	(180)	5
Net cash used in investing activities	(46,178)	(279,276)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	62,000	217,000
Repayment of mortgages and capital leases	(11,978)	(1,567)
Issuance of common shares, net of costs	1,336	17,359
Dividends paid to common and preferred shareholders	(74,925)	(70,117)
Shares withheld for employee taxes	(753)	(4,061)
Contributions from noncontrolling interests	69	135
Distributions to and redemptions of noncontrolling interests	(5,251)	(4,795)
Net cash (used in) provided by financing activities	(29,502)	153,954
Increase (decrease) in cash, cash equivalents and restricted cash	48,500	(1,389)
Cash, cash equivalents, and restricted cash at beginning of year	25,200	34,849
Cash, cash equivalents, and restricted cash at end of period	$73,700	$33,460

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2018
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2017 amounts have been reclassified to conform to current period presentation.
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
January 2018
We implemented the new revenue recognition guidance retrospectively with the cumulative effect recognized in accumulated dividends in excess of net income at the date of initial application. The primary impact relates to condominium sales. Most of our revenue is accounted for under the leasing standard, and therefore is not subject to this standard.

In 2017, gains on contracted condominium sales were recognized using the percentage-of-completion method, with the gain recognized once certain criteria were met in advance of legal closing. Under the new guidance, condominium sale gains are recognized as the condominium units are legally sold, which is typically upon closing. $5.4 million of condominium gains (net of $1.4 million of income taxes) recorded under the percentage-of-completion method in 2017 were reversed through opening accumulated dividends in excess of net income.

With the exception of condominium sales, the adoption of the standard did not have a significant impact on our consolidated financial statements, with an additional cumulative effect of $0.6 million reflected in opening accumulated dividends in excess of net income.

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
		January 2018	This standard did not have an impact on our consolidated financial statements.

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
January 2018
Prior to the adoption of this standard, "net cash provided by operating activities" was $121.1 million and "net cash used in investing activities" was $278.3 million, for the three months ended March 31, 2017. After the adoption, "net cash provided by operating activities" was $123.9 million and "net cash used in investing activities" was $279.3 million, for the three months ended March 31, 2017. The reclassification is reflected in "increase (decrease) in cash, cash equivalents, and restricted cash" in the Consolidated Statements of Cash Flows. See additional disclosures in "Consolidated Statement of Cash Flows - Supplemental Disclosures."

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
January 2018
The new guidance impacts the gain recognized when a real estate asset is sold to a non-customer and a noncontrolling interest is retained.
The adoption of this standard did not have a significant impact on our consolidated financial statements.

ASU 2017-09, May 2017, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
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
		January 2018	The adoption of this standard did not have an impact to our financial statements, as there have been no modifications to awards for the three months ended March 31, 2018.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$32,276	$29,209
Interest capitalized	(6,092)	(5,451)
Interest expense	$26,184	$23,758
Cash paid for interest, net of amounts capitalized	$31,832	$25,089
Cash paid for income taxes	$57	$197
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$—	$5,918
DownREIT operating partnership units redeemed for common shares	$—	$951
Shares issued under dividend reinvestment plan	$477	$541

	March 31,	December 31,
	2018	2017
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$64,407	$15,188
Restricted cash (1)	9,293	10,012
Total cash, cash equivalents, and restricted cash	$73,700	$25,200

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
During the three months ended March 31, 2018, we closed on the sale of 73 condominium units at our Assembly Row and Pike & Rose properties and received proceeds net of closing costs of $51.5 million, resulting in a $3.3 million gain, net of $1.0 million of income taxes. The cost basis for remaining condominium units that are ready for their intended use as of March 31, 2018 is $36.9 million, and is included in "assets held for sale" on our consolidated balance sheets. The cost basis of condominium units not yet ready for their intended use is included in "construction-in-progress" on our consolidated balance sheets.

NOTE 4—DEBT
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
During the three months ended March 31, 2018, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $133.0 million, the weighted average borrowings outstanding was $99.8 million, and the weighted average interest rate, before amortization of debt fees, was 2.4%. At March 31, 2018, the outstanding balance was $103.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2018, we were in compliance with all default related debt covenants.

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

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$861,729	$863,535	$811,770	$824,419
Senior notes and debentures	$2,402,138	$2,421,557	$2,401,440	$2,498,445

As of March 31, 2018, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $0.5 million as a decrease to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2018, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2018 was an asset of $0.5 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three months ended March 31, 2018, the change in valuation on our interest rate swaps resulted in a $0.5 million increase in our derivative asset, (including $0.1 million reclassified from other comprehensive income to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive income."
A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$489	$—	$489	$—	$22	$—	$22

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 762,487 downREIT operating partnership units are outstanding which have a total fair value of $88.5 million, based on our closing stock price on March 31, 2018.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2018		2017
	Declared	Paid	Declared	Paid
Common shares	$1.000	$1.000	$0.980	$0.980
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.368	$—	$—

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Minimum rents
Retail and commercial	$152,150	$142,143
Residential	16,015	13,503
Cost reimbursement	45,204	41,518
Percentage rents	2,774	2,823
Other	4,438	4,460
Total rental income	$220,581	$204,447

Minimum rents include the following:

	Three Months Ended
	March 31,
	2018	2017
	(In millions)
Straight-line rents	$1.9	$3.6
Amortization of above market leases	$(1.7)	$(1.4)
Amortization of below market leases	$2.5	$2.5

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Grants of common shares and options	$3,870	$3,549
Capitalized share-based compensation	(438)	(317)
Share-based compensation expense	$3,432	$3,232

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2018 and 2017, we had 0.3 million and 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three months ended March 31, 2018, and no anti-dilutive stock options for the three months ended March 31, 2017. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$59,615	$57,892
Less: Preferred share dividends	(2,010)	(135)
Less: Income from continuing operations attributable to noncontrolling interests	(1,684)	(1,772)
Less: Earnings allocated to unvested shares	(253)	(235)
Income from continuing operations available for common shareholders	55,668	55,750
Gain on sale of real estate, net	3,316	70
Net income available for common shareholders, basic and diluted	$58,984	$55,820
DENOMINATOR
Weighted average common shares outstanding—basic	72,905	71,862
Stock options	63	143
Weighted average common shares outstanding—diluted	72,968	72,005

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.81	$0.78
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.81	$0.78
Income from continuing operations attributable to the Trust	$57,931	$56,120

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2018.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.2 million square feet. In total, the real estate projects were 94.8% leased and 93.3% occupied at March 31, 2018.
2018 Transactions
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
During the three months ended March 31, 2018, we closed on the sale of 73 condominium units at our Assembly Row and Pike & Rose properties and received gross proceeds of $51.5 million, resulting in a $3.3 million gain, net of $1.0 million of income taxes.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $64 million and $2 million, respectively, for the three months ended March 31, 2018, and $104 million and $2 million, respectively, for the three months ended March 31, 2017. We capitalized external and internal costs related to other property improvements of $14 million and $1 million, respectively, for the three months ended March 31, 2018, and $12 million and $1 million for the three months ended March 31, 2017. We capitalized external and internal costs related to leasing activities of $7 million and $1 million, respectively, for the three months ended March 31, 2018, and $2 million and $2 million, respectively, for the three months ended March 31, 2017. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, for the both the three months ended March 31, 2018 and 2017. Total capitalized costs were $90 million and $122 million for the three months ended March 31, 2018 and 2017, respectively.
Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements.

Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2018, no single tenant accounted for more than 2.9% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $155 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 284,000 square foot office building which will include an additional 29,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 million and $215 million and to be delivered in 2019. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land across from Santana Row, which has approximately 1 million square feet of commercial space entitlements.
We continue to invest in our long-term multi-phased mixed-use development projects at Assembly Row in Somerville, Massachusetts and Pike & Rose in North Bethesda, Maryland which we expect to be involved in over the coming years.
Construction continues on Phase II of Assembly Row which will include approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (which will be owned and operated by a joint venture in which we are a partner). Total expected costs range from $280 million to $295 million and delivery is expected through 2018. As of March 31, 2018, approximately 64,000 square feet of retail space has opened and 258 residential units have been completed. Phase II also includes 122 for-sale condominium units of which 43 units have closed as of March 31, 2018. The condominium units have an expected total cost of $74 million to $79 million. Additionally, Partners HealthCare built a 741,500 square foot office building as a part of Phase II.
Construction also continues on Phase II of Pike & Rose which will include approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of March 31, 2018, approximately 154,000 square feet of retail space and the 177 room hotel have opened, and 247 residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected through 2018. In March 2018, we closed on the sale of 30 of the 99 for-sale condominium units in Phase II. The condominium units have an expected cost of $60 million to $62 million.
Including costs incurred in the first three months of 2018, we expect to invest between $75 million and $100 million at Assembly Row and Pike & Rose in 2018.
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
At March 31, 2018, the leasable square feet in our properties was 94.8% leased and 93.3% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2018, we signed leases for a total of 406,000 square feet of retail space including 403,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 22% on a cash basis and 31% on a straight-line basis. New leases for comparable spaces were signed for 203,000 square feet at an average rental increase of 45% on a cash basis and 53% on a straight-line basis. Renewals for comparable spaces were signed for 200,000 square feet at an average rental increase of 7% on a cash basis and 17% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $18.41 per square foot, of which, $35.11 per square foot was for new leases and $1.47 per square foot was for renewals for the three months ended March 31, 2018.
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
The leases signed in 2018 generally become effective over the following two years though some may not become effective until 2021 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Historically, we have executed comparable space leases for 1.2 to 1.6 million square feet of retail space each year, and expect that volume for 2018 will be in line with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2018, all or a portion of 91 properties, were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended March 31, 2018, six properties were moved from acquisitions to comparable properties and one portion of a property was moved from non-comparable to comparable properties, compared to the designations for the year ended December 31, 2017, which were 85 properties or portions of properties considered comparable and seven considered non-comparable. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 95% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2018 AND 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$220,581	$204,447	$16,134	7.9%
Other property income	4,067	2,190	1,877	85.7%
Mortgage interest income	757	752	5	0.7%
Total property revenue	225,405	207,389	18,016	8.7%
Rental expenses	44,773	41,109	3,664	8.9%
Real estate taxes	28,448	25,090	3,358	13.4%
Total property expenses	73,221	66,199	7,022	10.6%
Property operating income (1)	152,184	141,190	10,994	7.8%
General and administrative expense	(7,929)	(8,267)	338	(4.1)%
Depreciation and amortization	(58,110)	(51,379)	(6,731)	13.1%
Operating Income	86,145	81,544	4,601	5.6%
Other interest income	179	106	73	68.9%
Interest expense	(26,184)	(23,758)	(2,426)	10.2%
Loss from real estate partnerships	(525)	—	(525)	(100.0)%
Total other, net	(26,530)	(23,652)	(2,878)	12.2%
Income from continuing operations	59,615	57,892	1,723	3.0%
Gain on sale of real estate, net	3,316	178	3,138	1,762.9%
Net income	62,931	58,070	4,861	8.4%
Net income attributable to noncontrolling interests	(1,684)	(1,880)	196	(10.4)%
Net income attributable to the Trust	$61,247	$56,190	$5,057	9.0%

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

Property Revenues
Total property revenue increased $18.0 million, or 8.7%, to $225.4 million in the three months ended March 31, 2018 compared to $207.4 million in the three months ended March 31, 2017. The percentage occupied at our shopping centers was 93.3% at March 31, 2018 compared to 93.1% at March 31, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $16.1 million, or 7.9%, to $220.6 million in the three months ended March 31, 2018 compared to $204.4 million in the three months ended March 31, 2017 due primarily to the following:

•	an increase of $9.5 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza,

•
an increase of $5.3 million at comparable properties due primarily to higher rental rates of approximately $3.1 million, higher average occupancy of approximately $1.3 million, and higher recoveries of $1.0 million primarily the result of higher real estate tax assessments, and

•
an increase of $3.4 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 partially offset by lower occupancy at two of our retail properties in Florida in the beginning stages of redevelopment, partially offset by

•	a decrease of $2.0 million from 2017 property sales.
Other Property Income
Other property income increased $1.9 million or 85.7% to $4.1 million in the three months ended March 31, 2018 compared to $2.2 million in the three months ended March 31, 2017. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Property Expenses
Total property expenses increased $7.0 million, or 10.6%, to $73.2 million in the three months ended March 31, 2018 compared to $66.2 million in the three months ended March 31, 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.7 million, or 8.9%, to $44.8 million in the three months ended March 31, 2018 compared to $41.1 million in the three months ended March 31, 2017. This increase is primarily due to the following:

•	an increase of $2.3 million from acquisitions, primarily related to six shopping centers acquired in Los Angeles County, California, Riverpoint Center, and Hastings Ranch Plaza,

•	an increase of $1.1 million from non-comparable properties, due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018, and

•	an increase of $0.6 million from comparable properties, primarily due to higher bad debt expense, partially offset by

•	a decrease of $0.4 million from 2017 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income was 19.9% for both the three months ended March 31, 2018 and 2017.
Real Estate Taxes
Real estate tax expense increased $3.4 million, or 13.4%, to $28.4 million in the three months ended March 31, 2018 compared to $25.1 million in the three months ended March 31, 2017 due primarily to the following:

•	an increase of $2.0 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California and Riverpoint Center,

•	an increase of $1.3 million at comparable properties primarily due to higher assessments, and

•	an increase of $0.6 million at non-comparable properties due primarily to Phase II of Assembly Row and Pike & Rose, partially offset by

•	a decrease of $0.5 million from 2017 property sales.
Property Operating Income
Property operating income increased $11.0 million, or 7.8%, to $152.2 million in the three months ended March 31, 2018 compared to $141.2 million in the three months ended March 31, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, growth in earnings at comparable properties, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by 2017 property sales.

Other Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased $6.7 million, or 13.1%, to $58.1 million in the three months ended March 31, 2018 from $51.4 million in the three months ended March 31, 2017. This increase is primarily due to 2017 acquisitions (primarily the acquisition of six shopping centers in Los Angeles County, California and Riverpoint Center), Phase II of Assembly Row and Pike & Rose being placed in service, and comparable properties, partially offset by 2017 property sales.
Operating Income
Operating income increased $4.6 million, or 5.6%, to $86.1 million in the three months ended March 31, 2018 compared to $81.5 million in the three months ended March 31, 2017. This increase is primarily due to growth in earnings at our comparable properties.
Other
Interest Expense
Interest expense increased $2.4 million, or 10.2%, to $26.2 million in the three months ended March 31, 2018 compared to $23.8 million in the three months ended March 31, 2017. This increase is due primarily to the following:

•
an increase of $4.5 million due to higher borrowings primarily attributable to the $475 million issuance of 3.25% senior notes ($300 million issued in June 2017 and $175 million issued in December 2017) and the $100 million reopening in June 2017 of the 4.50% senior notes, partially offset by the early redemption of our $150 million 5.90% senior notes in December 2017, partially offset by

•	a decrease of $1.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.6 million in capitalized interest.
Gross interest costs were $32.3 million and $29.2 million in the three months ended March 31, 2018 and 2017, respectively. Capitalized interest was $6.1 million and $5.5 million in the three months ended March 31, 2018 and 2017, respectively.
Loss from Real Estate Partnerships
The $0.5 million loss from real estate partnerships for the three months ended March 31, 2018 is due primarily to our share of losses related to the hotel joint venture at our Pike & Rose property (hotel opened in March 2018).
Gain on Sale of Real Estate, Net
The $3.3 million net gain for the three months ended March 31, 2018 is related to condominium unit sales that have closed at our Assembly Row and Pike and Rose properties. The $0.2 million gain for the three months ended March 31, 2017 is the result of the sale of a building in Coconut Grove, Florida.

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

At March 31, 2018, we had cash and cash equivalents of $64.4 million and $103.0 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. For the three months ended March 31, 2018, the maximum amount of borrowings outstanding under our revolving credit facility was $133.0 million, the weighted average amount of borrowings outstanding was $99.8 million and the weighted average interest rate, before amortization of debt fees, was 2.4%. Our only remaining debt maturing in 2018 is our $275.0 million unsecured term loan which matures on November 21, 2018, subject to a one-year extension at our option. As of March 31, 2018, we had the capacity to issue up to $261.3 million in common shares under our ATM equity program. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements for the remainder of 2018 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to to see a reduced level of capital investments in our properties under development and redevelopment compared to recent years, which is the result of completing construction on Phase II at both Assembly Row and Pike & Rose in 2018. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash provided by operating activities	$124,180	$123,933
Cash used in investing activities	(46,178)	(279,276)
Cash (used in) provided by financing activities	(29,502)	153,954
Increase (decrease) in cash, cash equivalents and restricted cash	48,500	(1,389)
Cash, cash equivalents and restricted cash, beginning of year	25,200	34,849
Cash, cash equivalents and restricted cash, end of period	$73,700	$33,460

Net cash provided by operating activities increased $0.2 million to $124.2 million during the three months ended March 31, 2018 from $123.9 million during the three months ended March 31, 2017. The increase was primarily attributable to higher net income before certain non-cash items partially offset by timing of interest payments on our senior notes and timing of operating expense payments.
Net cash used in investing activities decreased $233.1 million to $46.2 million during the three months ended March 31, 2018 from $279.3 million during the three months ended March 31, 2017. The decrease was primarily attributable to:

•	a $141.2 million decrease in acquisitions of real estate, primarily due to the 2017 acquisitions of our Riverpoint Center and Hastings Ranch properties,

•	$51.5 million of proceeds from the sale of condominiums at our Assembly Row and Pike & Rose properties in March 2018, and

•	a $46.1 million decrease in capital expenditures as we complete portions of Phase II of both our Assembly Row and Pike & Rose projects.

Net cash used in financing activities increased $183.5 million to $29.5 million during the three months ended March 31, 2018 from $154.0 million provided during the three months ended March 31, 2017. The increase was primarily attributable to:

•	a $155.0 million decrease in net borrowings on our revolving credit facility,

•	a $16.0 million decrease in net proceeds from the issuance of common shares due primarily to not issuing any common shares under our ATM equity program in the three months ended March 31, 2018, and

•	the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) on March 1, 2018.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2018:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2018	Stated Interest Rate as of March 31, 2018	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Rollingwood Apartments	$24,050	$20,697	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	66,064	5.62%	September 1, 2020
29th Place	Acquired	4,286	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,271	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,538	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	70,625	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	13,123	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,187	5.36%	January 15, 2031
Subtotal		479,596
Net unamortized premium and debt issuance costs		(263)
Total mortgages payable, net		479,333
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	4,815	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	103,000	LIBOR + 0.825%	April 20, 2020
Subtotal		382,815
Net unamortized debt issuance costs		(419)
Total notes payable, net		382,396

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(17,062)
Total senior notes and debentures, net		2,402,138
Capital lease obligations
Various		71,547	Various	Various through 2106
Total debt and capital lease obligations, net		$3,335,414
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2018 was $133.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 2.4%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2018, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of March 31, 2018, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2018:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2018	$275,502	(1)	$4,263	$32	$279,797
2019	563		25,820	42	26,425
2020	103,624	(2)	65,539	46	169,209
2021	250,694		30,541	51	281,286
2022	250,771		117,018	56	367,845
Thereafter	1,920,861		236,415	71,320	2,228,596
	$2,802,015		$479,596	$71,547	$3,353,158	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of March 31, 2018, there was $103.0 million outstanding under this credit facility.

3)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of March 31, 2018.

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
As of March 31, 2018, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2018, and we do not anticipate it will have a significant effect in the future.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$62,931	$58,070
Net income attributable to noncontrolling interests	(1,684)	(1,880)
Gain on sale of real estate, net	(3,316)	(70)
Depreciation and amortization of real estate assets	51,351	44,682
Amortization of initial direct costs of leases	4,600	4,684
Funds from operations	113,882	105,486
Dividends on preferred shares (1)	(1,875)	(135)
Income attributable to operating partnership units	775	784
Income attributable to unvested shares	(388)	(340)
Funds from operations available for common shareholders	$112,394	$105,795
Weighted average number of common shares, diluted (1)	73,838	72,805

Funds from operations available for common shareholders, per diluted share	$1.52	$1.45
_____________________

(1)
For the three months ended March 31, 2018, dividends on our Series 1 preferred shares are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted." The weighted average common shares used to compute FFO per diluted common share also includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2018, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2018, we had $3.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.5 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $224.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $258.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2018, we had $103.0 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2017.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2017 filed with the SEC on February 13, 2018. These factors include, but are not limited to, the following:

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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended March 31, 2018, we redeemed 25,475 downREIT operating partnership units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

May 2, 2018	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

May 2, 2018	/s/ Daniel Guglielmone
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.