Form 10-Q
period 2018-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2018-08-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 27, 2018 was 73,491,303.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2018

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,660,403 and $1,639,486 of consolidated variable interest entities, respectively)	$7,181,679	$6,950,188
Construction-in-progress (including $47,251 and $43,393 of consolidated variable interest entities, respectively)	535,658	684,873
Assets held for sale	27,773	—
	7,745,110	7,635,061
Less accumulated depreciation and amortization (including $268,723 and $247,410 of consolidated variable interest entities, respectively)	(1,970,173)	(1,876,544)
Net real estate	5,774,937	5,758,517
Cash and cash equivalents	56,116	15,188
Accounts and notes receivable, net	149,861	209,877
Mortgage notes receivable, net	30,429	30,429
Investment in real estate partnerships	22,613	23,941
Prepaid expenses and other assets	268,747	237,803
TOTAL ASSETS	$6,302,703	$6,275,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $447,246 and $460,372 of consolidated variable interest entities, respectively)	$477,706	$491,505
Capital lease obligations	71,538	71,556
Notes payable, net	368,389	320,265
Senior notes and debentures, net	2,402,851	2,401,440
Accounts payable and accrued expenses	178,665	196,332
Dividends payable	75,757	75,931
Security deposits payable	17,187	16,667
Other liabilities and deferred credits	181,601	169,388
Total liabilities	3,773,694	3,743,084
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	141,417	141,157
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 73,434,943 and 73,090,877 shares issued and outstanding, respectively	737	733
Additional paid-in capital	2,884,771	2,855,321
Accumulated dividends in excess of net income	(780,973)	(749,367)
Accumulated other comprehensive income	412	22
Total shareholders’ equity of the Trust	2,264,944	2,266,706
Noncontrolling interests	122,648	124,808
Total shareholders’ equity	2,387,592	2,391,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,302,703	$6,275,755
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
REVENUE
Rental income	$220,476	$204,246	$441,057	$408,693
Other property income	3,692	3,068	7,759	5,258
Mortgage interest income	734	735	1,491	1,487
Total revenue	224,902	208,049	450,307	415,438
EXPENSES
Rental expenses	39,905	37,128	84,678	78,237
Real estate taxes	28,307	26,522	56,755	51,612
General and administrative	8,413	8,643	16,342	16,910
Depreciation and amortization	58,381	52,666	116,491	104,045
Total operating expenses	135,006	124,959	274,266	250,804
OPERATING INCOME	89,896	83,090	176,041	164,634
Other interest income	159	68	338	174
Interest expense	(27,766)	(23,907)	(53,950)	(47,665)
Loss from real estate partnerships	(728)	(114)	(1,253)	(114)
INCOME FROM CONTINUING OPERATIONS	61,561	59,137	121,176	117,029
Gain on sale of real estate, net	3,972	18,996	7,288	19,174
NET INCOME	65,533	78,133	128,464	136,203
Net income attributable to noncontrolling interests	(1,938)	(1,842)	(3,622)	(3,722)
NET INCOME ATTRIBUTABLE TO THE TRUST	63,595	76,291	124,842	132,481
Dividends on preferred shares	(2,011)	(135)	(4,021)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$61,584	$76,156	$120,821	$132,210
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.84	$1.05	$1.65	$1.83
Weighted average number of common shares	72,990	72,001	72,948	71,928
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.84	$1.05	$1.65	$1.83
Weighted average number of common shares	73,025	72,124	72,997	72,061

COMPREHENSIVE INCOME	$65,456	$78,526	$128,854	$137,680

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$63,518	$76,684	$125,232	$133,958

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $1,998 attributable to redeemable noncontrolling interests	—	—	—	—	—	124,842	—	1,624	126,466
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	390	—	390
Dividends declared to common shareholders	—	—	—	—	—	(146,399)	—	—	(146,399)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,767)	(2,767)
Common shares issued, net	—	—	148,614	2	18,318	—	—	—	18,320
Exercise of stock options	—	—	93,593	1	4,040	—	—	—	4,041
Shares issued under dividend reinvestment plan	—	—	9,292	—	1,086	—	—	—	1,086
Share-based compensation expense, net of forfeitures	—	—	99,574	1	7,143	—	—	—	7,144
Shares withheld for employee taxes	—	—	(7,007)	—	(777)	—	—	—	(777)
Redemption of OP units	—	—	—	—	(360)	—	—	(4,026)	(4,386)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,009	3,009
BALANCE AT JUNE 30, 2018	405,896	$159,997	73,434,943	$737	$2,884,771	$(780,973)	$412	$122,648	$2,387,592

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$128,464	$136,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,491	104,045
Gain on sale of real estate, net	(7,288)	(19,174)
Loss from real estate partnerships	1,253	114
Other, net	2,825	(1,761)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	12,353	—
(Increase) decrease in accounts receivable, net	(3,805)	3,467
Decrease in prepaid expenses and other assets	10,077	9,928
(Decrease) increase in accounts payable and accrued expenses	(1,286)	1,065
Increase in security deposits and other liabilities	4,027	4,773
Net cash provided by operating activities	263,111	238,660
INVESTING ACTIVITIES
Acquisition of real estate	(1,736)	(165,065)
Capital expenditures - development and redevelopment	(150,119)	(229,198)
Capital expenditures - other	(35,654)	(33,622)
Proceeds from sale of real estate and real estate partnership interests	121,391	46,731
Investment in real estate partnerships	(120)	(430)
Distribution from real estate partnership in excess of earnings	205	1,672
Leasing costs	(12,339)	(6,273)
Issuance of mortgage and other notes receivable, net	(323)	(514)
Net cash used in investing activities	(78,695)	(386,699)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	48,000	—
Issuance of senior notes, net of costs	—	399,410
Repayment of mortgages and capital leases	(13,408)	(53,924)
Issuance of common shares, net of costs	22,492	17,390
Dividends paid to common and preferred shareholders	(149,603)	(140,447)
Shares withheld for employee taxes	(777)	(4,077)
Contributions from noncontrolling interests	1,728	13,068
Distributions to and redemptions of noncontrolling interests	(9,086)	(10,312)
Net cash (used in) provided by financing activities	(100,654)	221,108
Increase in cash, cash equivalents and restricted cash	83,762	73,069
Cash, cash equivalents, and restricted cash at beginning of year	25,200	34,849
Cash, cash equivalents, and restricted cash at end of period	$108,962	$107,918

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.
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

Recently Adopted and Issued Accounting Pronouncements

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
January 2018
Prior to the adoption of this standard, "net cash provided by operating activities" was $241.8 million and "net cash used in investing activities" was $390.0 million, for the six months ended June 30, 2017. After the adoption, "net cash provided by operating activities" was $238.7 million and "net cash used in investing activities" was $386.7 million, for the six months ended June 30, 2017. The reclassification is reflected in "increase in cash, cash equivalents, and restricted cash" in the Consolidated Statements of Cash Flows. See additional disclosures in "Consolidated Statement of Cash Flows - Supplemental Disclosures."

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
		January 2018	The adoption of this standard did not have an impact to our financial statements, as there have been no modifications to awards for the six months ended June 30, 2018.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
Not Yet Adopted:

Leases (Topic 842) and related updates: ASU 2016-02, February 2016, Leases (Topic 842) ASU 2018-10, July 2018, Codification improvements to Topic 842, Leases ASU 2018-11, July 2018, Leases (Topic 842)
This ASU significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.

ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides the option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors an option to not separate lease and non-lease components when certain criteria are met.
January 2019
We are currently assessing the full impact of this standard to our consolidated financial statements. We have, however, identified certain areas which will be impacted as follows:

We are currently a lessee for land underneath all or a portion of 14 properties that are subject to ground leases (in addition to 4 other properties that we currently account for as capital leases). Upon adoption, we will recognize the lease obligation for the 14 ground leases and a corresponding right of use asset on our consolidated balance sheet.

Additionally, we will no longer be able to capitalize certain internal leasing and external legal leasing costs. For the six months ended June 30, 2018, we have capitalized approximately $3.6 million of internal leasing and external legal leasing costs, of which a portion will will be expensed when we adopt ASU 2016-02.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$64,685	$59,304
Interest capitalized	(10,735)	(11,639)
Interest expense	$53,950	$47,665
Cash paid for interest, net of amounts capitalized	$52,997	$47,995
Cash paid for income taxes	$692	$341
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan refinanced	$—	$125,000
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$—	$5,918
DownREIT operating partnership units redeemed for common shares	$—	$2,569
Shares issued under dividend reinvestment plan	$955	$1,036

	June 30,	December 31,
	2018	2017
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$56,116	$15,188
Restricted cash (1)	52,846	10,012
Total cash, cash equivalents, and restricted cash	$108,962	$25,200

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. The total investment at June 30, 2018 was $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at June 30, 2018 of $41.6 million reflects cash that will ultimately be used for the development of the shopping center. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
During the three and six months ended June 30, 2018, we closed on the sale of 86 and 159 condominium units, respectively, at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $69.9 million and $121.4 million, respectively, resulting in a $4.0 million and $7.3 million gain, respectively, net of $0.7 million and $1.7 million of income taxes, respectively. The cost basis for remaining condominium units that are ready for their intended use as of June 30, 2018 is $27.8 million, and is included in "assets held for sale" on our consolidated balance sheets.

NOTE 4—DEBT
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
During the three and six months ended June 30, 2018, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $177.0 million for both periods and the weighted average interest rate, before amortization of debt fees, was 2.7% and 2.5%, respectively. During the three and six months ended June 30, 2018, the weighted average borrowings outstanding were $119.8 million and $109.9 million, respectively. At June 30, 2018, the outstanding balance was $89.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2018, we were in compliance with all default related debt covenants.

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

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$846,095	$844,756	$811,770	$824,419
Senior notes and debentures	$2,402,851	$2,371,478	$2,401,440	$2,498,445

As of June 30, 2018, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $0.4 million as a decrease to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2018, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2018 was an asset of $0.4 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and six months ended June 30, 2018, the change in valuation on our interest rate swaps resulted in a $0.1 million decrease in our derivative asset and a $0.4 million increase in our derivative asset, respectively, (including $0.2 million and $0.1 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive income."
A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$412	$—	$412	$—	$22	$—	$22

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 752,036 downREIT operating partnership units are outstanding which have a total fair value of $95.2 million, based on our closing stock price on June 30, 2018.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2018		2017
	Declared	Paid	Declared	Paid
Common shares	$2.000	$2.000	$1.960	$1.960
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.681	$—	$—

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three and six months ended June 30, 2018, we sold 199,263 common shares (of which, 50,700 settled on July 2, 2018) at a weighted average price per share of $125.46 for net cash proceeds of $24.6 million and paid $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2018, we had the capacity to issue up to $375.0 million in common shares under our ATM equity program.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Minimum rents
Retail and commercial	$153,423	$144,276	$305,573	$286,419
Residential	17,105	13,441	33,120	26,944
Cost reimbursement	42,531	39,877	87,735	81,395
Percentage rents	2,707	2,397	5,481	5,220
Other	4,710	4,255	9,148	8,715
Total rental income	$220,476	$204,246	$441,057	$408,693

Minimum rents include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Straight-line rents	$1.4	$3.8	$3.3	$7.4
Amortization of above market leases	$(1.3)	$(1.4)	$(3.0)	$(2.8)
Amortization of below market leases	$2.3	$2.7	$4.8	$5.2

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Grants of common shares and options	$3,274	$2,908	$7,144	$6,457
Capitalized share-based compensation	(488)	(381)	(926)	(698)
Share-based compensation expense	$2,786	$2,527	$6,218	$5,759

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2018, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. For the three and six months ended June 30, 2017, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and six months ended June 30, 2018, and no anti-dilutive stock options for the three and six months ended June 30, 2017. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$61,561	$59,137	$121,176	$117,029
Less: Preferred share dividends	(2,011)	(135)	(4,021)	(271)
Less: Income from continuing operations attributable to noncontrolling interests	(1,938)	(1,660)	(3,622)	(3,432)
Less: Earnings allocated to unvested shares	(255)	(251)	(508)	(468)
Income from continuing operations available for common shareholders	57,357	57,091	113,025	112,858
Gain on sale of real estate, net	3,972	18,814	7,288	18,884
Net income available for common shareholders, basic and diluted	$61,329	$75,905	$120,313	$131,742
DENOMINATOR
Weighted average common shares outstanding—basic	72,990	72,001	72,948	71,928
Stock options	35	123	49	133
Weighted average common shares outstanding—diluted	73,025	72,124	72,997	72,061

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.84	$1.05	$1.65	$1.83
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.84	$1.05	$1.65	$1.83
Income from continuing operations attributable to the Trust	$59,623	$57,477	$117,554	$113,597

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects comprising approximately 24.3 million square feet. In total, the real estate projects were 95.0% leased and 93.7% occupied at June 30, 2018.
2018 Property Acquisitions and Dispositions
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. The total investment at June 30, 2018 was $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at June 30, 2018 of $41.6 million reflects cash that will ultimately be used for the development of the shopping center. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
During the three and six months ended June 30, 2018, we closed on the sale of 86 and 159 condominium units, respectively, at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $69.9 million and $121.4 million, respectively, resulting in a $4.0 million and $7.3 million gain, respectively, net of $0.7 million and $1.7 million of income taxes, respectively.
2018 Significant Debt and Equity Transactions
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.

On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three and six months ended June 30, 2018, we sold 199,263 common shares (of which, 50,700 settled on July 2, 2018) at a weighted average price per share of $125.46 for net cash proceeds of $24.6 million and paid $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2018, we had the capacity to issue up to $375.0 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $137 million and $5 million, respectively, for the six months ended June 30, 2018, and $212 million and $4 million, respectively, for the six months ended June 30, 2017. We capitalized external and internal costs related to other property improvements of $28 million and $2 million, respectively, for the six months ended June 30, 2018, and $30 million and $1 million for the six months ended June 30, 2017. We capitalized external and internal costs related to leasing activities of $9 million and $3 million, respectively, for the six months ended June 30, 2018, and $3 million and $3 million, respectively, for the six months ended June 30, 2017. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $3 million, for both the six months ended June 30, 2018 and 2017. Total capitalized costs were $184 million and $254 million for the six months ended June 30, 2018 and 2017, respectively.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2018, no single tenant accounted for more than 2.6% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $195 million that we expect to stabilize in the next several years.
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
Construction continues on Phase II of Assembly Row which will include approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (which will be owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and delivery is expected through 2018. As of June 30, 2018, approximately 110,000 square feet of retail space has opened and 363 residential units have been completed. Phase II also includes 122 for-sale condominium units of which 107 units have closed as of June 30, 2018. The condominium units have an expected total cost of $80 million to $81 million. Additionally, Partners HealthCare built a 741,500 square foot office building as a part of Phase II.
Construction also continues on Phase II of Pike & Rose which will include approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of June 30, 2018, approximately 166,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected through 2018. As of June 30, 2018, we closed on the sale of 52 of the 99 for-sale condominium units in Phase II. The condominium units have an expected cost of $60 million to $62 million.
Including costs incurred in the first six months of 2018, we expect to invest between $75 million and $100 million at Assembly Row and Pike & Rose in 2018.
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
At June 30, 2018, the leasable square feet in our properties was 95.0% leased and 93.7% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2018, we signed leases for a total of 475,000 square feet of retail space including 449,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis and 20% on a straight-line basis. New leases for comparable spaces were signed for 204,000 square feet at an average rental increase of 15% on a cash basis and 28% on a straight-line basis. Renewals for comparable spaces were signed for 245,000 square feet at an average rental increase of 5% on a cash basis and 13% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $38.88 per square foot, of which, $81.94 per square foot was for new leases and $3.10 per square foot was for renewals for the three months ended June 30, 2018.

For the six months ended June 30, 2018, we signed leases for a total of 880,000 square feet of retail space including 852,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 407,000 square feet at an average rental increase of 26% on a cash basis and 38% on a straight-line basis. Renewals for comparable spaces were signed for 446,000 square feet at an average rental increase of 6% on a cash basis and 15% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $29.20 per square foot, of which, $58.57 per square foot was for new leases and $2.37 per square foot was for renewals for the six months ended June 30, 2018.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2018, all or a portion of 93 and 91 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties. For the six months ended June 30, 2018, six properties were moved from acquisitions to comparable properties and one portion of a property was moved from non-comparable to comparable properties, compared to the designations for the year ended December 31, 2017, which were 85 properties or portions of properties considered comparable and seven considered non-comparable. For the three months ended June 30, 2018, two properties were moved from acquisitions to comparable properties. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2018 AND 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$220,476	$204,246	$16,230	7.9%
Other property income	3,692	3,068	624	20.3%
Mortgage interest income	734	735	(1)	(0.1)%
Total property revenue	224,902	208,049	16,853	8.1%
Rental expenses	39,905	37,128	2,777	7.5%
Real estate taxes	28,307	26,522	1,785	6.7%
Total property expenses	68,212	63,650	4,562	7.2%
Property operating income (1)	156,690	144,399	12,291	8.5%
General and administrative expense	(8,413)	(8,643)	230	(2.7)%
Depreciation and amortization	(58,381)	(52,666)	(5,715)	10.9%
Operating Income	89,896	83,090	6,806	8.2%
Other interest income	159	68	91	133.8%
Interest expense	(27,766)	(23,907)	(3,859)	16.1%
Loss from real estate partnerships	(728)	(114)	(614)	(538.6)%
Total other, net	(28,335)	(23,953)	(4,382)	18.3%
Income from continuing operations	61,561	59,137	2,424	4.1%
Gain on sale of real estate, net	3,972	18,996	(15,024)	(79.1)%
Net income	65,533	78,133	(12,600)	(16.1)%
Net income attributable to noncontrolling interests	(1,938)	(1,842)	(96)	5.2%
Net income attributable to the Trust	$63,595	$76,291	$(12,696)	(16.6)%

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

Property Revenues
Total property revenue increased $16.9 million, or 8.1%, to $224.9 million in the three months ended June 30, 2018 compared to $208.0 million in the three months ended June 30, 2017. The percentage occupied at our shopping centers was 93.7% at June 30, 2018 compared to 93.0% at June 30, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $16.2 million, or 7.9%, to $220.5 million in the three months ended June 30, 2018 compared to $204.2 million in the three months ended June 30, 2017 due primarily to the following:

•	an increase of $8.0 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California in August 2017,

•
an increase of $5.4 million at comparable properties due primarily to higher rental rates of approximately $2.8 million, higher average occupancy of approximately $1.3 million, and higher recoveries of $0.5 million, and

•
an increase of $4.6 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 partially offset by lower occupancy at two of our Florida properties in the beginning stages of redevelopment, partially offset by

•	a decrease of $1.9 million from 2017 property sales.

Other Property Income
Other property income increased $0.6 million or 20.3% to $3.7 million in the three months ended June 30, 2018 compared to $3.1 million in the three months ended June 30, 2017. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Property Expenses
Total property expenses increased $4.6 million, or 7.2%, to $68.2 million in the three months ended June 30, 2018 compared to $63.7 million in the three months ended June 30, 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.8 million, or 7.5%, to $39.9 million in the three months ended June 30, 2018 compared to $37.1 million in the three months ended June 30, 2017. This increase is primarily due to the following:

•	an increase of $1.8 million from acquisitions, primarily related to six shopping centers acquired in Los Angeles County, California in August 2017,

•	an increase of $1.1 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018, and partially offset by

•	a decrease of $0.4 million from 2017 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 17.8% in the three months ended June 30, 2018 from 17.9% in the three months ended June 30, 2017.
Real Estate Taxes
Real estate tax expense increased $1.8 million, or 6.7%, to $28.3 million in the three months ended June 30, 2018 compared to $26.5 million in the three months ended June 30, 2017 due primarily to the following:

•	an increase of $1.2 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California in August 2017, and

•	an increase of $1.1 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities, partially offset by

•	a decrease of $0.3 million from 2017 property sales.
Property Operating Income
Property operating income increased $12.3 million, or 8.5%, to $156.7 million in the three months ended June 30, 2018 compared to $144.4 million in the three months ended June 30, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017, growth in earnings at comparable properties, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by 2017 property sales.
Other Operating Expenses
Depreciation and Amortization
Depreciation and amortization expense increased $5.7 million, or 10.9%, to $58.4 million in the three months ended June 30, 2018 from $52.7 million in the three months ended June 30, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017, portions of Phase II of Assembly Row and Pike & Rose being placed in service, and investment in comparable properties, partially offset by 2017 property sales.
Operating Income
Operating income increased $6.8 million, or 8.2%, to $89.9 million in the three months ended June 30, 2018 compared to $83.1 million in the three months ended June 30, 2017. This increase is primarily due to growth in earnings at our comparable properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017, and the opening of Phase II of Assembly Row and Pike & Rose.

Other
Interest Expense
Interest expense increased $3.9 million, or 16.1%, to $27.8 million in the three months ended June 30, 2018 compared to $23.9 million in the three months ended June 30, 2017. This increase is due primarily to the following:

•
an increase of $2.8 million due to higher borrowings primarily attributable to the $475 million issuance of 3.25% senior notes ($300 million issued in June 2017 and $175 million issued in December 2017) and the $100 million reopening in June 2017 of the 4.50% senior notes, partially offset by the early redemption of our $150 million 5.90% senior notes in December 2017, and

•	a decrease of $1.5 million in capitalized interest,
partially offset by

•	a decrease of $0.5 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $32.4 million and $30.1 million in the three months ended June 30, 2018 and 2017, respectively. Capitalized interest was $4.6 million and $6.2 million in the three months ended June 30, 2018 and 2017, respectively.
Loss from Real Estate Partnerships
The $0.7 million loss from real estate partnerships for the three months ended June 30, 2018 is due primarily to our share of losses related to the hotel joint venture at our Pike & Rose property (hotel opened in March 2018).
Gain on Sale of Real Estate, Net
The $4.0 million net gain for the three months ended June 30, 2018 is related to condominium unit sales that have closed at our Assembly Row and Pike and Rose properties.
The $19.0 million gain for the three months ended June 30, 2017 is primarily due to the following:

•	$15.4 million gain related to the sale of ground lease parcels at our Assembly Row property in Somerville, Massachusetts, and

•
$3.3 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property (see discussion in Note 2 to the Consolidated Financial Statements with respect to the change in accounting for condominium gains).

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2018 AND 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$441,057	$408,693	$32,364	7.9%
Other property income	7,759	5,258	2,501	47.6%
Mortgage interest income	1,491	1,487	4	0.3%
Total property revenue	450,307	415,438	34,869	8.4%
Rental expenses	84,678	78,237	6,441	8.2%
Real estate taxes	56,755	51,612	5,143	10.0%
Total property expenses	141,433	129,849	11,584	8.9%
Property operating income (1)	308,874	285,589	23,285	8.2%
General and administrative expense	(16,342)	(16,910)	568	(3.4)%
Depreciation and amortization	(116,491)	(104,045)	(12,446)	12.0%
Operating Income	176,041	164,634	11,407	6.9%
Other interest income	338	174	164	94.3%
Interest expense	(53,950)	(47,665)	(6,285)	13.2%
Loss from real estate partnerships	(1,253)	(114)	(1,139)	999.1%
Total other, net	(54,865)	(47,605)	(7,260)	15.3%
Income from continuing operations	121,176	117,029	4,147	3.5%
Gain on sale of real estate and change in control of interests, net	7,288	19,174	(11,886)	(62.0)%
Net income	128,464	136,203	(7,739)	(5.7)%
Net income attributable to noncontrolling interests	(3,622)	(3,722)	100	(2.7)%
Net income attributable to the Trust	$124,842	$132,481	$(7,639)	(5.8)%

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

Property Revenues
Total property revenue increased $34.9 million, or 8.4%, to $450.3 million in the six months ended June 30, 2018 compared to $415.4 million in the six months ended June 30, 2017. The percentage occupied at our shopping centers was 93.7% at June 30, 2018 compared to 93.0% at June 30, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $32.4 million, or 7.9%, to $441.1 million in the six months ended June 30, 2018 compared to $408.7 million in the six months ended June 30, 2017 due primarily to the following:

•	an increase of $17.6 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•
an increase of $10.7 million at comparable properties due primarily to higher rental rates of approximately $6.0 million, higher average occupancy of approximately $2.6 million, and higher recoveries of $1.4 million, and

•
an increase of $7.9 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 and the lease-up of two other redevelopments, partially offset by lower occupancy at two of our Florida properties in the beginning stages of redevelopment, partially offset by

•	a decrease of $3.9 million from 2017 property sales.

Other Property Income
Other property income increased $2.5 million, or 47.6%, to $7.8 million in the six months ended June 30, 2018 compared to $5.3 million in the six months ended June 30, 2017. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Property Expenses
Total property expenses increased $11.6 million, or 8.9%, to $141.4 million in the six months ended June 30, 2018 compared to $129.8 million in the six months ended June 30, 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.4 million, or 8.2%, to $84.7 million in the six months ended June 30, 2018 compared to $78.2 million in the six months ended June 30, 2017. This increase is primarily due to the following:

•	an increase of $4.1 million from acquisitions, primarily related to six shopping centers acquired in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•
an increase of $2.1 million from non-comparable properties, due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018, partially offset by lower expenses at two of our Florida properties in the beginning stages of redevelopment, and

•	an increase of $0.8 million from comparable properties, primarily due to higher bad debt expense, partially offset by

•	a decrease of $0.7 million from 2017 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income was 18.9% for both the six months ended June 30, 2018 and 2017.
Real Estate Taxes
Real estate tax expense increased $5.1 million, or 10.0%, to $56.8 million in the six months ended June 30, 2018 compared to $51.6 million in the six months ended June 30, 2017 due primarily to:

•	an increase of $3.2 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•	an increase of $1.7 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities,

•	an increase of $1.0 million at comparable properties due to higher assessments, partially offset by

•	a decrease of $0.8 million from 2017 property sales.
Property Operating Income
Property operating income increased $23.3 million, or 8.2%, to $308.9 million in the six months ended June 30, 2018 compared to $285.6 million in the six months ended June 30, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, growth in earnings at comparable properties, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by 2017 property sales.
Other Operating Expenses
General and Administrative
General and administrative expense decreased $0.6 million, or 3.4%, to $16.3 million in the six months ended June 30, 2018 from $16.9 million in the six months ended June 30, 2017. The decrease is primarily due to lower costs from 2017 acquisitions and other transactions.
Depreciation and Amortization
Depreciation and amortization expense increased $12.4 million, or 12.0%, to $116.5 million in the six months ended June 30, 2018 from $104.0 million in the six months ended June 30, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017, Phase II of Assembly Row and Pike & Rose being placed in service, and investment in comparable properties, partially offset by 2017 property sales.

Operating Income
Operating income increased $11.4 million, or 6.9%, to $176.0 million in the six months ended June 30, 2018 compared to $164.6 million in the six months ended June 30, 2017. This increase is primarily due to growth in earnings at comparable properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by 2017 property sales.
Other
Interest Expense
Interest expense increased $6.3 million, or 13.2%, to $54.0 million in the six months ended June 30, 2018 compared to $47.7 million in the six months ended June 30, 2017. This increase is due primarily to the following:

•
an increase of $7.2 million due to higher borrowings primarily attributable to the $475 million issuance of 3.25% senior notes ($300 million issued in June 2017 and $175 million issued in December 2017) and the $100 million reopening in June 2017 of the 4.50% senior notes, partially offset by the early redemption of our $150 million 5.90% senior notes in December 2017, and

•	a decrease of $0.9 million in capitalized interest,
partially offset by

•	a decrease of $1.9 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $64.7 million and $59.3 million in the six months ended June 30, 2018 and 2017, respectively. Capitalized interest was $10.7 million and $11.6 million in the six months ended June 30, 2018 and 2017, respectively.
Loss from Real Estate Partnerships
The $1.3 million loss from real estate partnerships for the six months ended June 30, 2018 is due primarily to our share of losses related to start-up expenses and the initial opening of the hotel joint venture at our Pike & Rose property (hotel opened in March 2018).
Gain on Sale of Real Estate and Change in Control of Interests, Net
The $7.3 million net gain on sale of real estate and change in control of interests, net for the six months ended June 30, 2018 is related to condominium unit sales that have closed at our Assembly Row and Pike and Rose properties.
The $19.2 million gain on sale of real estate and change in control of interests, net for the six months ended June 30, 2017 is primarily due to the following:

•	$15.4 million gain related to the sale transactions on our ground lease parcels at our Assembly Row property in Somerville, Massachusetts, and

•
$3.3 million net percentage-of-completion gain, related to condominiums under binding contract at our Assembly Row property (see discussion in Note 2 to the Consolidated Financial Statements with respect to the change in accounting for condominium gains).

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

At June 30, 2018, we had cash and cash equivalents of $56.1 million and $89.0 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. For the six months ended June 30, 2018, the maximum amount of borrowings outstanding under our revolving credit facility was $177.0 million, the weighted average amount of borrowings outstanding was $109.9 million and the weighted average interest rate, before amortization of debt fees, was 2.5%. Our only remaining debt maturing in 2018 is our $275.0 million unsecured term loan which matures on November 21, 2018, subject to a one-year extension at our option. During the first six months of 2018, we raised $24.6 million, after fees and other costs, under our ATM equity program, which as of June 30, 2018, had the capacity to issue up to $375.0 million in common shares. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash provided by operating activities	$263,111	$238,660
Cash used in investing activities	(78,695)	(386,699)
Cash (used in) provided by financing activities	(100,654)	221,108
Increase in cash, cash equivalents and restricted cash	83,762	73,069
Cash, cash equivalents and restricted cash, beginning of year	25,200	34,849
Cash, cash equivalents and restricted cash, end of period	$108,962	$107,918

Net cash provided by operating activities increased $24.5 million to $263.1 million during the six months ended June 30, 2018 from $238.7 million during the six months ended June 30, 2017. The increase was primarily attributable to higher net income before certain non-cash items and $12.4 million in net proceeds from the Jordan Downs new market tax credit transaction (see Note 3 to the Consolidated Financial Statements for further discussion), partially offset by timing of cash receipts.
Net cash used in investing activities decreased $308.0 million to $78.7 million during the six months ended June 30, 2018 from $386.7 million during the six months ended June 30, 2017. The decrease was primarily attributable to:

•	a $163.3 million decrease in acquisitions of real estate, primarily due to the 2017 acquisitions of our Riverpoint Center, Hastings Ranch, and Fourth Street properties,

•	a $77.0 million decrease in capital expenditures as we complete portions of Phase II of both our Assembly Row and Pike & Rose projects, and

•	a $74.7 million increase in proceeds from sale of real estate primarily due to the sale of condominiums at our Assembly Row and Pike & Rose properties in 2018.

Net cash used in financing activities increased $321.8 million to $100.7 million used during the six months ended June 30, 2018 from $221.1 million provided during the six months ended June 30, 2017. The increase was primarily attributable to:

•	$399.4 million in net proceeds from the June 2017 issuance of $300.0 million of 3.25% senior unsecured notes and $100.0 million of 4.50% notes,

•	an $11.3 million decrease in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million repayment of the Plaza El Segundo mortgage loan in June 2017, and

•
a $9.2 million increase in dividends paid to shareholders due to an increase in the common share dividend rate, an increase in the number of common shares outstanding, and preferred dividends related to the issuance of our Series C Preferred Shares in September 2017, partially offset by

•	a $48.0 million increase in net borrowings on our revolving credit facility, and

•
a $40.5 million decrease in repayment of mortgages and capital leases due to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018, as compared to the $50.0 million paydown of the Plaza El Segundo mortgage loan in June 2017.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2018:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2018	Stated Interest Rate as of June 30, 2018	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Rollingwood Apartments	$24,050	$20,578	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	65,538	5.62%	September 1, 2020
29th Place	Acquired	4,231	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,185	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,496	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	70,191	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	13,061	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,105	5.36%	January 15, 2031
Subtotal		478,190
Net unamortized premium and debt issuance costs		(484)
Total mortgages payable, net		477,706
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	4,672	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	89,000	LIBOR + 0.825%	April 20, 2020
Subtotal		368,672
Net unamortized debt issuance costs		(283)
Total notes payable, net		368,389

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(16,349)
Total senior notes and debentures, net		2,402,851
Capital lease obligations
Various		71,538	Various	Various through 2106
Total debt and capital lease obligations, net		$3,320,484
_____________________

1)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2018 was $177.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 2.5%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2018, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of June 30, 2018, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2018:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2018	$275,359	(1)	$2,857	$23	$278,239
2019	563		25,820	42	26,425
2020	89,624	(2)	65,539	46	155,209
2021	250,694		30,541	51	281,286
2022	250,771		117,018	56	367,845
Thereafter	1,920,861		236,415	71,320	2,228,596
	$2,787,872		$478,190	$71,538	$3,337,600	(3)
_____________________

1)	Our $275.0 million unsecured term loan matures on November 21, 2018, subject to a one-year extension at our option.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of June 30, 2018, there was $89.0 million outstanding under this credit facility.

3)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of June 30, 2018.

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
As of June 30, 2018, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2018, and we do not anticipate it will have a significant effect in the future.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$65,533	$78,133	$128,464	$136,203
Net income attributable to noncontrolling interests	(1,938)	(1,842)	(3,622)	(3,722)
Gain on sale of real estate, net	(3,972)	(18,814)	(7,288)	(18,884)
Depreciation and amortization of real estate assets	52,011	45,634	103,362	90,316
Amortization of initial direct costs of leases	4,702	5,066	9,302	9,750
Funds from operations	116,336	108,177	230,218	213,663
Dividends on preferred shares (1)	(1,875)	—	(3,750)	—
Income attributable to operating partnership units	759	783	1,534	1,567
Income attributable to unvested shares	(398)	(357)	(786)	(707)
Funds from operations available for common shareholders	$114,822	$108,603	$227,216	214,523
Weighted average number of common shares, diluted (1)	73,880	73,019	73,859	72,956

Funds from operations available for common shareholders, per diluted share	$1.55	$1.49	$3.08	$2.94
_____________________

(1)
Dividends on our Series 1 preferred shares are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted" and the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2018, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2018, we had $3.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.5 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $213.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $246.0 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2018, we had $89.0 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.9 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.9 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended June 30, 2018, we redeemed 10,451 downREIT operating partnership units for cash.

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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

August 1, 2018	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

August 1, 2018	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)