Form 10-Q
period 2018-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2018-10-31
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 26, 2018 was 73,863,142.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2018

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,665,185 and $1,639,486 of consolidated variable interest entities, respectively)	$7,256,876	$6,950,188
Construction-in-progress (including $60,937 and $43,393 of consolidated variable interest entities, respectively)	481,994	684,873
Assets held for sale	21,990	—
	7,760,860	7,635,061
Less accumulated depreciation and amortization (including $280,028 and $247,410 of consolidated variable interest entities, respectively)	(2,018,627)	(1,876,544)
Net real estate	5,742,233	5,758,517
Cash and cash equivalents	41,872	15,188
Accounts and notes receivable, net	151,403	209,877
Mortgage notes receivable, net	30,429	30,429
Investment in real estate partnerships	27,647	23,941
Prepaid expenses and other assets	292,080	237,803
TOTAL ASSETS	$6,285,664	$6,275,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $445,831 and $460,372 of consolidated variable interest entities, respectively)	$476,057	$491,505
Capital lease obligations	71,529	71,556
Notes payable, net	305,483	320,265
Senior notes and debentures, net	2,403,565	2,401,440
Accounts payable and accrued expenses	184,683	196,332
Dividends payable	77,809	75,931
Security deposits payable	17,698	16,667
Other liabilities and deferred credits	173,953	169,388
Total liabilities	3,710,777	3,743,084
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	141,448	141,157
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 73,859,280 and 73,090,877 shares issued and outstanding, respectively	741	733
Additional paid-in capital	2,946,555	2,855,321
Accumulated dividends in excess of net income	(795,649)	(749,367)
Accumulated other comprehensive income	127	22
Total shareholders’ equity of the Trust	2,311,771	2,266,706
Noncontrolling interests	121,668	124,808
Total shareholders’ equity	2,433,439	2,391,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,285,664	$6,275,755
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
REVENUE
Rental income	$223,777	$212,048	$664,834	$620,741
Other property income	5,183	5,171	12,942	10,429
Mortgage interest income	793	734	2,284	2,221
Total revenue	229,753	217,953	680,060	633,391
EXPENSES
Rental expenses	41,909	41,250	126,587	119,487
Real estate taxes	29,086	27,492	85,841	79,104
General and administrative	7,638	9,103	23,980	26,013
Depreciation and amortization	60,778	55,611	177,269	159,656
Total operating expenses	139,411	133,456	413,677	384,260
OPERATING INCOME	90,342	84,497	266,383	249,131
Other interest income	319	79	657	253
Interest expense	(28,166)	(26,287)	(82,116)	(73,952)
Loss from real estate partnerships	(1,440)	(182)	(2,693)	(296)
INCOME FROM CONTINUING OPERATIONS	61,055	58,107	182,231	175,136
Gain on sale of real estate, net	3,125	50,775	10,413	69,949
NET INCOME	64,180	108,882	192,644	245,085
Net income attributable to noncontrolling interests	(1,622)	(2,105)	(5,244)	(5,827)
NET INCOME ATTRIBUTABLE TO THE TRUST	62,558	106,777	187,400	239,258
Dividends on preferred shares	(2,010)	(177)	(6,031)	(448)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$60,548	$106,600	$181,369	$238,810
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.82	$1.47	$2.47	$3.31
Weighted average number of common shares	73,400	72,091	73,100	71,983
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.82	$1.47	$2.47	$3.30
Weighted average number of common shares	73,408	72,206	73,136	72,110

COMPREHENSIVE INCOME	$63,895	$109,240	$192,749	$246,920

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$62,273	$107,135	$187,505	$241,093

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $2,920 attributable to redeemable noncontrolling interests	—	—	—	—	—	187,400	—	2,324	189,724
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	105	—	105
Dividends declared to common shareholders	—	—	—	—	—	(221,623)	—	—	(221,623)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,010)	(4,010)
Common shares issued, net	—	—	612,727	6	77,365	—	—	—	77,371
Exercise of stock options	—	—	93,593	1	4,040	—	—	—	4,041
Shares issued under dividend reinvestment plan	—	—	13,750	—	1,647	—	—	—	1,647
Share-based compensation expense, net of forfeitures	—	—	55,773	1	9,637	—	—	—	9,638
Shares withheld for employee taxes	—	—	(8,189)	—	(927)	—	—	—	(927)
Conversion and redemption of OP units	—	—	749	—	(528)	—	—	(5,378)	(5,906)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,924	3,924
BALANCE AT SEPTEMBER 30, 2018	405,896	$159,997	73,859,280	$741	$2,946,555	$(795,649)	$127	$121,668	$2,433,439

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$192,644	$245,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,269	159,656
Gain on sale of real estate, net	(10,413)	(69,949)
Loss from real estate partnerships	2,693	296
Other, net	3,251	(5,182)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	12,353	—
Increase in accounts receivable, net	(4,514)	(1,565)
Increase in prepaid expenses and other assets	(11,682)	(4,627)
Increase in accounts payable and accrued expenses	2,896	12,619
Increase in security deposits and other liabilities	219	3,138
Net cash provided by operating activities	364,716	339,471
INVESTING ACTIVITIES
Acquisition of real estate	(3,624)	(437,772)
Capital expenditures - development and redevelopment	(217,437)	(335,666)
Capital expenditures - other	(50,744)	(52,875)
Proceeds from sale of real estate and real estate partnership interests	142,711	127,538
Proceeds from partnership formation	37,998	—
Investment in real estate partnerships	(616)	(502)
Distribution from real estate partnership in excess of earnings	237	1,672
Leasing costs	(19,938)	(11,295)
Issuance of mortgage and other notes receivable, net	(360)	(500)
Net cash used in investing activities	(111,773)	(709,400)
FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility, net of costs	(14,500)	41,500
Issuance of senior notes, net of costs	—	399,454
Repayment of mortgages and capital leases	(15,137)	(54,844)
Issuance of common shares, net of costs	81,628	51,189
Issuance of preferred shares, net of costs	—	145,456
Dividends paid to common and preferred shareholders	(224,311)	(210,845)
Shares withheld for employee taxes	(927)	(4,216)
Contributions from noncontrolling interests	2,753	13,312
Distributions to and redemptions of noncontrolling interests	(12,848)	(12,882)
Net cash (used in) provided by financing activities	(183,342)	368,124
Increase (decrease) in cash, cash equivalents and restricted cash	69,601	(1,805)
Cash, cash equivalents, and restricted cash at beginning of year	25,200	34,849
Cash, cash equivalents, and restricted cash at end of period	$94,801	$33,044

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.
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
January 2018
Prior to the adoption of this standard, "net cash provided by operating activities" was $339.6 million and "net cash used in investing activities" was $708.3 million, for the nine months ended September 30, 2017. After the adoption, "net cash provided by operating activities" was $339.5 million and "net cash used in investing activities" was $709.4 million, for the nine months ended September 30, 2017. The reclassification is reflected in "increase in cash, cash equivalents, and restricted cash" in the Consolidated Statements of Cash Flows. See additional disclosures in "Consolidated Statement of Cash Flows - Supplemental Disclosures."

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
		January 2018	The adoption of this standard did not have an impact to our financial statements, as there have been no modifications to awards for the nine months ended September 30, 2018.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
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

Additionally, we will no longer be able to capitalize certain internal leasing and external legal leasing costs. For the nine months ended September 30, 2018, we have capitalized approximately $5.3 million of internal leasing and external legal leasing costs, of which a portion will will be expensed when we adopt ASU 2016-02.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$96,903	$92,520
Interest capitalized	(14,787)	(18,568)
Interest expense	$82,116	$73,952
Cash paid for interest, net of amounts capitalized	$85,614	$70,486
Cash paid for income taxes	$699	$342
NON-CASH INVESTING AND FINANCING TRANSACTIONS (1):
Mortgage loan refinanced	$—	$166,823
Mortgage loans assumed with acquisition	$—	$79,401
DownREIT operating partnership units issued with acquisition of noncontrolling interest	$—	$5,918
DownREIT operating partnership units redeemed for common shares	$101	$2,569
Shares issued under dividend reinvestment plan	$1,431	$1,528
(1) See Note 3 for additional disclosures relating to our investment in the Assembly Row hotel joint venture.

	September 30,	December 31,
	2018	2017
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$41,872	$15,188
Restricted cash (1)	52,929	10,012
Total cash, cash equivalents, and restricted cash	$94,801	$25,200

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. We initially invested $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at September 30, 2018 of $39.7 million reflects cash that will ultimately be used for the development of the shopping center. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
In August 2018, we contributed hotel related assets valued at $44.0 million to our Assembly Row hotel joint venture, and received a cash distribution of $38.0 million. At September 30, 2018, our investment in the venture was $5.6 million. The joint venture is considered a variable interest entity controlled by our partner, and as a result, we are using the equity method to account for our investment.
On August 16, 2018, we sold the residential building at our Chelsea Commons property in Chelsea, Massachusetts for a sales price of $15.0 million, resulting in a gain of $3.1 million.
During the three and nine months ended September 30, 2018, we closed on the sale of 8 and 167 condominium units, respectively, at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $6.7 million and $128.1 million, respectively. For the nine months ended September 30, 2018, we recognized a gain of $7.3 million, net of $1.7 million of income taxes. The cost basis for remaining condominium units that are ready for their intended use as of September 30, 2018 is $22.0 million, and is included in "assets held for sale" on our consolidated balance sheets.

NOTE 4—DEBT
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
On August 10, 2018, we exercised our option to extend the maturity date of our $275.0 million unsecured term loan by one year to November 21, 2019.
During the three and nine months ended September 30, 2018, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $161.0 million and $177.0 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 2.8% and 2.6%, respectively. During the three and nine months ended September 30, 2018, the weighted average borrowings outstanding were $85.9 million and $101.8 million, respectively. At September 30, 2018, the outstanding balance was $26.5 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2018, we were in compliance with all default related debt covenants.

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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$781,540	$774,192	$811,770	$824,419
Senior notes and debentures	$2,403,565	$2,350,325	$2,401,440	$2,498,445

As of September 30, 2018, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $0.1 million as a decrease to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2018, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2018 was an asset of $0.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and nine months ended September 30, 2018, the change in valuation on our interest rate swaps resulted in a $0.3 million decrease in our derivative asset and a $0.1 million increase in our derivative asset, respectively, (including $0.2 million and $0.3 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive income."
A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$133	$—	$133	$—	$22	$—	$22
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. During the three and nine months ended September 30, 2018 our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was less than $0.1 million.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 739,287 downREIT operating partnership units are outstanding which have a total fair value of $93.5 million, based on our closing stock price on September 30, 2018.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2018		2017
	Declared	Paid	Declared	Paid
Common shares	$3.020	$3.000	$2.960	$2.940
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.993	$—	$—

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2018, we sold 413,395 common shares at a weighted average price per share of $129.01 for net cash proceeds of $52.8 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2018, we sold 612,658 common shares at a weighted average price per share of $127.86 for net cash proceeds of $77.4 million and paid $0.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of September 30, 2018, we had the capacity to issue up to $321.7 million in common shares under our ATM equity program.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Minimum rents
Retail and commercial	$153,923	$147,971	$459,496	$434,390
Residential	18,746	13,837	51,866	40,781
Cost reimbursement	44,044	43,602	131,779	124,997
Percentage rents	2,392	2,304	7,873	7,524
Other	4,672	4,334	13,820	13,049
Total rental income	$223,777	$212,048	$664,834	$620,741

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Straight-line rents	$1.4	$3.9	$4.7	$11.3
Amortization of above market leases	$(1.2)	$(1.6)	$(4.2)	$(4.4)
Amortization of below market leases	$3.2	$2.5	$8.0	$7.7

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Grants of common shares and options	$2,494	$2,945	$9,638	$9,402
Capitalized share-based compensation	157	(405)	(769)	(1,103)
Share-based compensation expense	$2,651	$2,540	$8,869	$8,299

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2018 and 2017, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for both the three and nine months ended September 30, 2018 and 2017. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$61,055	$58,107	$182,231	$175,136
Less: Preferred share dividends	(2,010)	(177)	(6,031)	(448)
Less: Income from continuing operations attributable to noncontrolling interests	(1,622)	(2,105)	(5,244)	(5,537)
Less: Earnings allocated to unvested shares	(211)	(317)	(719)	(785)
Income from continuing operations available for common shareholders	57,212	55,508	170,237	168,366
Gain on sale of real estate, net	3,125	50,775	10,413	69,659
Net income available for common shareholders, basic and diluted	$60,337	$106,283	$180,650	$238,025
DENOMINATOR
Weighted average common shares outstanding—basic	73,400	72,091	73,100	71,983
Stock options	8	115	36	127
Weighted average common shares outstanding—diluted	73,408	72,206	73,136	72,110

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.82	$1.47	$2.47	$3.31
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.82	$1.47	$2.47	$3.30
Income from continuing operations attributable to the Trust	$59,433	$56,002	$176,987	$169,599

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects comprising approximately 24.3 million square feet. In total, the real estate projects were 94.8% leased and 93.7% occupied at September 30, 2018.
2018 Property Acquisitions and Dispositions
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. The total investment at September 30, 2018 was $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at September 30, 2018 of $39.7 million reflects cash that will ultimately be used for the development of the shopping center. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
In August 2018, we contributed hotel related assets valued at $44.0 million to our Assembly Row hotel joint venture, and received a cash distribution of $38.0 million. At September 30, 2018, our investment in the venture was $5.6 million. The joint venture is considered a variable interest entity controlled by our partner, and as a result, we are using the equity method to account for our investment.
On August 16, 2018, we sold the residential building at our Chelsea Commons property in Chelsea, Massachusetts for a sales price of $15.0 million, resulting in a gain of $3.1 million.

During the three and nine months ended September 30, 2018, we closed on the sale of 8 and 167 condominium units, respectively, at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $6.7 million and $128.1 million, respectively. For the nine months ended September 30, 2018, we recognized a gain of $7.3 million, net of $1.7 million of income taxes. The cost basis for remaining condominium units that are ready for their intended use as of September 30, 2018 is $22.0 million, and is included in "assets held for sale" on our consolidated balance sheets.
2018 Significant Debt and Equity Transactions
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
On August 10, 2018, we exercised our option to extend the maturity date of our $275.0 million unsecured term loan by one year to November 21, 2019.
On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2018, we sold 413,395 common shares at a weighted average price per share of $129.01 for net cash proceeds of $52.8 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2018, we sold 612,658 common shares at a weighted average price per share of $127.86 for net cash proceeds of $77.4 million and paid $0.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of September 30, 2018, we had the capacity to issue up to $321.7 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $203 million and $6 million, respectively, for the nine months ended September 30, 2018, and $320 million and $6 million, respectively, for the nine months ended September 30, 2017. We capitalized external and internal costs related to other property improvements of $43 million and $2 million, respectively, for the nine months ended September 30, 2018, and $47 million and $2 million for the nine months ended September 30, 2017. We capitalized external and internal costs related to leasing activities of $16 million and $5 million, respectively, for the nine months ended September 30, 2018, and $6 million and $5 million, respectively, for the nine months ended September 30, 2017. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $2 million, and $4 million, respectively, for the nine months ended September 30, 2018, and $6 million, $2 million, and $5 million, respectively, for the nine months ended September 30, 2017. Total capitalized costs were $275 million and $386 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2018, no single tenant accounted for more than 2.7% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $208 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 301,000 square foot office building which will include an additional 18,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 million and $215 million, to be delivered in 2019, and the office portion is 100% pre-leased. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land across from Santana Row, which has approximately 1 million square feet of commercial space entitlements.
We continue to invest in our long-term multi-phased mixed-use development projects at Assembly Row in Somerville, Massachusetts and Pike & Rose in North Bethesda, Maryland which we expect to be involved in over the coming years.
Construction continues on Phase II of Assembly Row which includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and delivery is expected to continue through early 2019. As of September 30, 2018, approximately 117,000 square feet of retail space and the 158 room hotel have opened, and all of the residential units have been completed. Phase II also includes 122 for-sale condominium units of which 107 units have closed as of September 30, 2018. The condominium units have an expected total cost of $81 million. Additionally, Partners HealthCare built a 741,500 square foot office building as a part of Phase II.
Construction also continues on Phase II of Pike & Rose which includes approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of September 30, 2018, approximately 182,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected to continue through 2019. As of September 30, 2018, we closed on the sale of 60 of the 99 for-sale condominium units in Phase II. The condominium units have an expected total cost of $62 million.
Additionally, at Pike & Rose, we have commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2021.
Including costs incurred in the first nine months of 2018, we expect to invest between $70 million and $85 million at Assembly Row and Pike & Rose in 2018.
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
At September 30, 2018, the leasable square feet in our properties was 94.8% leased and 93.7% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2018, we signed leases for a total of 469,000 square feet of retail space including 448,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 6% on a cash basis and 18% on a straight-line basis. New leases for comparable spaces were signed for 152,000 square feet at an average rental increase of 13% on a cash basis and 27% on a straight-line basis. Renewals for comparable spaces were signed for 296,000 square feet at an average rental increase of 2% on a cash basis and 13% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $25.91 per square foot, of which, $73.96 per square foot was for new leases and $1.29 per square foot was for renewals for the three months ended September 30, 2018.

For the nine months ended September 30, 2018, we signed leases for a total of 1,349,000 square feet of retail space including 1,300,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 22% on a straight-line basis. New leases for comparable spaces were signed for 559,000 square feet at an average rental increase of 21% on a cash basis and 34% on a straight-line basis. Renewals for comparable spaces were signed for 742,000 square feet at an average rental increase of 4% on a cash basis and 14% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $28.06 per square foot, of which, $62.75 per square foot was for new leases and $1.94 per square foot was for renewals for the nine months ended September 30, 2018.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2018, all or a portion of 94 and 91 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties for both periods. For the nine months ended September 30, 2018, six properties were moved from acquisitions to comparable properties and one portion of a property was moved from non-comparable to comparable properties, compared to the designations for the year ended December 31, 2017, which were 85 properties or portions of properties considered comparable and seven considered non-comparable. For the three months ended September 30, 2018, one property was moved from acquisitions to comparable properties. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$223,777	$212,048	$11,729	5.5%
Other property income	5,183	5,171	12	0.2%
Mortgage interest income	793	734	59	8.0%
Total property revenue	229,753	217,953	11,800	5.4%
Rental expenses	41,909	41,250	659	1.6%
Real estate taxes	29,086	27,492	1,594	5.8%
Total property expenses	70,995	68,742	2,253	3.3%
Property operating income (1)	158,758	149,211	9,547	6.4%
General and administrative expense	(7,638)	(9,103)	1,465	(16.1)%
Depreciation and amortization	(60,778)	(55,611)	(5,167)	9.3%
Operating Income	90,342	84,497	5,845	6.9%
Other interest income	319	79	240	303.8%
Interest expense	(28,166)	(26,287)	(1,879)	7.1%
Loss from real estate partnerships	(1,440)	(182)	(1,258)	(691.2)%
Total other, net	(29,287)	(26,390)	(2,897)	11.0%
Income from continuing operations	61,055	58,107	2,948	5.1%
Gain on sale of real estate, net	3,125	50,775	(47,650)	(93.8)%
Net income	64,180	108,882	(44,702)	(41.1)%
Net income attributable to noncontrolling interests	(1,622)	(2,105)	483	(22.9)%
Net income attributable to the Trust	$62,558	$106,777	$(44,219)	(41.4)%

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

Property Revenues
Total property revenue increased $11.8 million, or 5.4%, to $229.8 million in the three months ended September 30, 2018 compared to $218.0 million in the three months ended September 30, 2017. The percentage occupied at our shopping centers was 93.7% at September 30, 2018 compared to 93.8% at September 30, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $11.7 million, or 5.5%, to $223.8 million in the three months ended September 30, 2018 compared to $212.0 million in the three months ended September 30, 2017 due primarily to the following:

•
an increase of $6.4 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 and the lease-up of two other redevelopments, partially offset by lower occupancy at two of our Florida properties in the beginning stages of redevelopment,

•	an increase of $4.3 million from the acquisition of six shopping centers acquired in Los Angeles County, California in August 2017, and

•
an increase of $2.7 million at comparable properties due primarily to higher rental rates of approximately $2.6 million, and higher average occupancy of approximately $0.5 million, partially offset by lower recoveries of $0.6 million (due to recoverable expense reductions), partially offset by

•	a decrease of $1.2 million from property sales.
Property Expenses
Total property expenses increased $2.3 million, or 3.3%, to $71.0 million in the three months ended September 30, 2018 compared to $68.7 million in the three months ended September 30, 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $0.7 million, or 1.6%, to $41.9 million in the three months ended September 30, 2018 compared to $41.3 million in the three months ended September 30, 2017. This increase is primarily due to the following:

•	an increase of $1.4 million from the acquisition of six shopping centers acquired in Los Angeles County, California in August 2017, partially offset by

•	a decrease of $0.5 million from comparable properties due primarily to lower repairs and maintenance costs, and

•	a decrease of $0.4 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.3% in the three months ended September 30, 2018 from 19.0% in the three months ended September 30, 2017.
Real Estate Taxes
Real estate tax expense increased $1.6 million, or 5.8%, to $29.1 million in the three months ended September 30, 2018 compared to $27.5 million in the three months ended September 30, 2017 due primarily to the following:

•	an increase of $1.2 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities, and

•	an increase of $0.6 million from the acquisition of six shopping centers in Los Angeles County, California in August 2017.
Property Operating Income
Property operating income increased $9.5 million, or 6.4%, to $158.8 million in the three months ended September 30, 2018 compared to $149.2 million in the three months ended September 30, 2017. This increase is primarily due to growth in earnings at comparable properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017, and Assembly Row and Pike & Rose, partially offset by property sales.
Other Operating Expenses
General and Administrative
General and administrative expense decreased $1.5 million, or 16.1%, to $7.6 million in the three months ended September 30, 2018 from $9.1 million in the three months ended September 30, 2017. The decrease is primarily due to lower personnel costs and lower acquisition and other transaction costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.2 million, or 9.3%, to $60.8 million in the three months ended September 30, 2018 from $55.6 million in the three months ended September 30, 2017. This increase is primarily due to portions of Phase II of Assembly Row and Pike & Rose being placed in service, our investment in comparable properties, and our acquisition of six shopping centers in Los Angeles County, California in August 2017.
Operating Income
Operating income increased $5.8 million, or 6.9%, to $90.3 million in the three months ended September 30, 2018 compared to $84.5 million in the three months ended September 30, 2017. This increase is primarily due to growth in earnings at our comparable properties, lower personnel and transaction costs, the opening of Phase II of Assembly Row and Pike & Rose, and our acquisition of six shopping centers in Los Angeles County, California in August 2017.

Other
Interest Expense
Interest expense increased $1.9 million, or 7.1%, to $28.2 million in the three months ended September 30, 2018 compared to $26.3 million in the three months ended September 30, 2017. This increase is due primarily to the following:

•	a decrease of $2.9 million in capitalized interest, primarily attributable to portions of Phase II of Assembly Row and Pike & Rose being placed in service, partially offset by

•	a decrease of $0.5 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $0.5 million due to lower weighted average borrowings (primarily our revolving credit facility).
Gross interest costs were $32.2 million and $33.2 million in the three months ended September 30, 2018 and 2017, respectively. Capitalized interest was $4.1 million and $6.9 million in the three months ended September 30, 2018 and 2017, respectively.
Loss from Real Estate Partnerships
The $1.4 million loss from real estate partnerships for the three months ended September 30, 2018 is due primarily to our share of losses related to the hotel joint ventures at Assembly Row (hotel opened in August 2018) and Pike & Rose (hotel opened in March 2018).
Gain on Sale of Real Estate, Net
The $3.1 million net gain for the three months ended September 30, 2018 is due to the sale of the residential building at our Chelsea Commons property in August 2018.
The $50.8 million gain for the three months ended September 30, 2017 is primarily due to the following:

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$664,834	$620,741	$44,093	7.1%
Other property income	12,942	10,429	2,513	24.1%
Mortgage interest income	2,284	2,221	63	2.8%
Total property revenue	680,060	633,391	46,669	7.4%
Rental expenses	126,587	119,487	7,100	5.9%
Real estate taxes	85,841	79,104	6,737	8.5%
Total property expenses	212,428	198,591	13,837	7.0%
Property operating income (1)	467,632	434,800	32,832	7.6%
General and administrative expense	(23,980)	(26,013)	2,033	(7.8)%
Depreciation and amortization	(177,269)	(159,656)	(17,613)	11.0%
Operating Income	266,383	249,131	17,252	6.9%
Other interest income	657	253	404	159.7%
Interest expense	(82,116)	(73,952)	(8,164)	11.0%
Loss from real estate partnerships	(2,693)	(296)	(2,397)	809.8%
Total other, net	(84,152)	(73,995)	(10,157)	13.7%
Income from continuing operations	182,231	175,136	7,095	4.1%
Gain on sale of real estate, net	10,413	69,949	(59,536)	(85.1)%
Net income	192,644	245,085	(52,441)	(21.4)%
Net income attributable to noncontrolling interests	(5,244)	(5,827)	583	(10.0)%
Net income attributable to the Trust	$187,400	$239,258	$(51,858)	(21.7)%

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

Property Revenues
Total property revenue increased $46.7 million, or 7.4%, to $680.1 million in the nine months ended September 30, 2018 compared to $633.4 million in the nine months ended September 30, 2017. The percentage occupied at our shopping centers was 93.7% at September 30, 2018 compared to 93.8% at September 30, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $44.1 million, or 7.1%, to $664.8 million in the nine months ended September 30, 2018 compared to $620.7 million in the nine months ended September 30, 2017 due primarily to the following:

•	an increase of $21.8 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•
an increase of $14.4 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 and the lease-up of two other redevelopments, partially offset by lower occupancy at two of our Florida properties in the beginning stages of redevelopment, and

•
an increase of $13.6 million at comparable properties due primarily to higher rental rates of approximately $8.6 million, higher average occupancy of approximately $3.1 million, and higher recoveries of $0.9 million, partially offset by

•	a decrease of $5.1 million from property sales.

Other Property Income
Other property income increased $2.5 million, or 24.1%, to $12.9 million in the nine months ended September 30, 2018 compared to $10.4 million in the nine months ended September 30, 2017. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Property Expenses
Total property expenses increased $13.8 million, or 7.0%, to $212.4 million in the nine months ended September 30, 2018 compared to $198.6 million in the nine months ended September 30, 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $7.1 million, or 5.9%, to $126.6 million in the nine months ended September 30, 2018 compared to $119.5 million in the nine months ended September 30, 2017. This increase is primarily due to the following:

•	an increase of $5.5 million from acquisitions, primarily related to six shopping centers acquired in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and

•
an increase of $2.3 million from non-comparable and other properties, due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018, partially offset by lower expenses at two of our Florida properties in the beginning stages of redevelopment, partially offset by

•	a decrease of $1.0 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.7% in the nine months ended September 30, 2018 from 18.9% the nine months ended September 30, 2018 and 2017.
Real Estate Taxes
Real estate tax expense increased $6.7 million, or 8.5%, to $85.8 million in the nine months ended September 30, 2018 compared to $79.1 million in the nine months ended September 30, 2017 due primarily to:

•	an increase of $3.7 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•	an increase of $2.9 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities,

•	an increase of $1.2 million at comparable properties primarily due to higher assessments, partially offset by

•	a decrease of $1.0 million from property sales.
Property Operating Income
Property operating income increased $32.8 million, or 7.6%, to $467.6 million in the nine months ended September 30, 2018 compared to $434.8 million in the nine months ended September 30, 2017. This increase is primarily due to growth in earnings at comparable properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by property sales.
Other Operating Expenses
General and Administrative
General and administrative expense decreased $2.0 million, or 7.8%, to $24.0 million in the nine months ended September 30, 2018 from $26.0 million in the nine months ended September 30, 2017. The decrease is primarily due to lower personnel related costs and lower costs from acquisitions and other transactions.

Depreciation and Amortization
Depreciation and amortization expense increased $17.6 million, or 11.0%, to $177.3 million in the nine months ended September 30, 2018 from $159.7 million in the nine months ended September 30, 2017. This increase is primarily due to our acquisition of six shopping centers in Los Angeles County, California in August 2017, Phase II of Assembly Row and Pike & Rose being placed in service, and investment in comparable properties, partially offset by two of our Florida properties in the early stages of redevelopment and property sales.
Operating Income
Operating income increased $17.3 million, or 6.9%, to $266.4 million in the nine months ended September 30, 2018 compared to $249.1 million in the nine months ended September 30, 2017. This increase is primarily due to growth in earnings at comparable properties, higher lease termination fees and lower general and administrative costs, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by property sales.
Other
Interest Expense
Interest expense increased $8.2 million, or 11.0%, to $82.1 million in the nine months ended September 30, 2018 compared to $74.0 million in the nine months ended September 30, 2017. This increase is due primarily to the following:

•
an increase of $6.7 million due to higher borrowings primarily attributable to the $475 million issuance of 3.25% senior notes ($300 million issued in June 2017 and $175 million issued in December 2017) and the $100 million reopening in June 2017 of the 4.50% senior notes, partially offset by the early redemption of our $150 million 5.90% senior notes in December 2017, and

•	a decrease of $3.8 million in capitalized interest,
partially offset by

•	a decrease of $2.3 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $96.9 million and $92.5 million in the nine months ended September 30, 2018 and 2017, respectively. Capitalized interest was $14.8 million and $18.6 million in the nine months ended September 30, 2018 and 2017, respectively.
Loss from Real Estate Partnerships
The $2.7 million loss from real estate partnerships for the nine months ended September 30, 2018 is due primarily to our share of losses related to the hotel joint ventures at Assembly Row (hotel opened in August 2018) and Pike & Rose (hotel opened in March 2018).
Gain on Sale of Real Estate, Net
The $10.4 million net gain on sale of real estate and change in control of interests, net for the nine months ended September 30, 2018 is primarily due to the following:

•	$7.3 million net gain related to condominium unit sales that have closed at our Assembly Row and Pike & Rose properties, and

•	$3.1 million gain related to the sale of the residential building at our Chelsea Commons property in August 2018.
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
At September 30, 2018, we had cash and cash equivalents of $41.9 million and $26.5 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. For the nine months ended September 30, 2018, the maximum amount of borrowings outstanding under our revolving credit facility was $177.0 million, the weighted average amount of borrowings outstanding was $101.8 million and the weighted average interest rate, before amortization of debt fees, was 2.6%. We have no debt maturing for the remainder of 2018. During the nine months ended September 30, 2018, we raised $77.4 million, after fees and other costs, under our ATM equity program, which as of September 30, 2018, had the capacity to issue up to $321.7 million in common shares. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements for the remainder of 2018 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to to see a reduced level of capital investments in our properties under development and redevelopment compared to recent years, which is the result of completing construction on Phase II at both Assembly Row and Pike & Rose. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash provided by operating activities	$364,716	$339,471
Cash used in investing activities	(111,773)	(709,400)
Cash (used in) provided by financing activities	(183,342)	368,124
Increase (decrease) in cash, cash equivalents and restricted cash	69,601	(1,805)
Cash, cash equivalents and restricted cash, beginning of year	25,200	34,849
Cash, cash equivalents and restricted cash, end of period	$94,801	$33,044

Net cash provided by operating activities increased $25.2 million to $364.7 million during the nine months ended September 30, 2018 from $339.5 million during the nine months ended September 30, 2017. The increase was primarily attributable to higher net income before certain non-cash items and $12.4 million in net proceeds from the Jordan Downs new market tax credit transaction (see Note 3 to the Consolidated Financial Statements for further discussion), partially offset by timing of interest payments on our senior notes and timing of cash receipts.
Net cash used in investing activities decreased $597.6 million to $111.8 million during the nine months ended September 30, 2018 from $709.4 million during the nine months ended September 30, 2017. The decrease was primarily attributable to:

•
a $434.1 million decrease in acquisitions of real estate, primarily due to the 2017 acquisitions of six shopping centers in Los Angeles County, California and our Riverpoint Center, Hastings Ranch, and Fourth Street properties,

•	a $120.4 million decrease in capital expenditures as we complete portions of Phase II of both our Assembly Row and Pike & Rose projects,

•	$38.0 million in proceeds from our Assembly Row hotel joint venture formation (see Note 3 to the Consolidated Financial Statements for further discussion), and

•	a $15.2 million increase in proceeds from sale of real estate primarily due to the sale of condominiums at our Assembly Row and Pike & Rose properties in 2018.
Net cash used in financing activities increased $551.5 million to $183.3 million used during the nine months ended September 30, 2018 from $368.1 million provided during the nine months ended September 30, 2017. The increase was primarily attributable to:

•	$399.5 million in net proceeds from the June 2017 issuance of $300.0 million of 3.25% senior unsecured notes and $100.0 million of 4.50% notes,

•	$145.5 million in net proceeds from the September 2017 issuance of 6,000 Series C Preferred Shares,

•	$14.5 million of repayments on our revolving credit facility in 2018 as compared to $41.5 million of borrowings in 2017,

•
a $13.5 million increase in dividends paid to shareholders due to an increase in the common share dividend rate, an increase in the number of common shares outstanding, and preferred dividends related to the issuance of our Series C Preferred Shares in September 2017, and

•	a $10.6 million decrease in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million repayment of the Plaza El Segundo mortgage loan in June 2017, partially offset by

•
a $39.7 million decrease in repayment of mortgages and capital leases due to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018, as compared to the $50.0 million paydown of the Plaza El Segundo mortgage loan in June 2017, and

•
a $30.4 million increase in net proceeds from the issuance of 0.6 million common shares under our ATM program at a weighted average price of $127.86 during the nine months ended September 30, 2018, as compared to 0.3 million common shares at a weighted average price of $133.09 in 2017.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2018:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2018	Stated Interest Rate as of September 30, 2018	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Rollingwood Apartments	$24,050	$20,457	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	65,004	5.62%	September 1, 2020
29th Place	Acquired	4,174	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,097	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,453	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	69,753	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,999	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	6,024	5.36%	January 15, 2031
Subtotal		476,766
Net unamortized premium and debt issuance costs		(709)
Total mortgages payable, net		476,057
Notes payable
Unsecured fixed rate
Term loan (1)	275,000	275,000	LIBOR + 0.90%	November 21, 2019
Various	7,239	4,433	11.31%	Various through 2028
Unsecured variable rate
Revolving credit facility (2)	800,000	26,500	LIBOR + 0.825%	April 20, 2020
Subtotal		305,933
Net unamortized debt issuance costs		(450)
Total notes payable, net		305,483

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(15,635)
Total senior notes and debentures, net		2,403,565
Capital lease obligations
Various		71,529	Various	Various through 2106
Total debt and capital lease obligations, net		$3,256,634
_____________________

1)
Our two interest rate swap agreements fix the variable rate portion of the interest rate on the term loan at 1.72% through November 1, 2018. The spread on the term loan is 90 basis points resulting in a fixed rate of 2.62%.

2)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2018 was $177.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 2.6%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2018, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of September 30, 2018, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2018:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2018	$120		$1,433	$14	$1,567
2019	275,563		25,820	42	301,425
2020	27,124	(1)	65,539	46	92,709
2021	250,694		30,541	51	281,286
2022	250,771		117,018	56	367,845
Thereafter	1,920,861		236,415	71,320	2,228,596
	$2,725,133		$476,766	$71,529	$3,273,428	(2)
__________________

1)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of September 30, 2018, there was $26.5 million outstanding under this credit facility.

2)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of September 30, 2018.

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
As of September 30, 2018, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2018, and we do not anticipate it will have a significant effect in the future.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$64,180	$108,882	$192,644	$245,085
Net income attributable to noncontrolling interests	(1,622)	(2,105)	(5,244)	(5,827)
Gain on sale of real estate, net	(3,125)	(50,775)	(10,413)	(69,659)
Depreciation and amortization of real estate assets	54,132	48,796	157,494	139,112
Amortization of initial direct costs of leases	5,232	4,780	14,534	14,530
Funds from operations	118,797	109,578	349,015	323,241
Dividends on preferred shares (1)	(1,875)	(41)	(5,625)	(41)
Income attributable to operating partnership units	765	788	2,299	2,355
Income attributable to unvested shares	(353)	(357)	(1,139)	(1,064)
Funds from operations available for common shareholders	$117,334	$109,968	$344,550	324,491
Weighted average number of common shares, diluted (1)	74,254	73,089	73,992	73,001

Funds from operations available for common shareholders, per diluted share	$1.58	$1.50	$4.66	$4.45
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2018, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2018, we had $3.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements though November 1, 2018; we also had $71.5 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $205.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $236.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2018, we had $26.5 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.3 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.3 million with a corresponding increase in our net income and cash flows for the year. Upon the November 2018 expiration of the two interest rate swaps that fix the rate on our term loan, we will have an additional $275.0 million of variable rate debt.  The incremental impact on annual interest expense of a 1% increase in market rates once the swaps have expired would be a $2.8 million increase, while the incremental impact on annual interest expense of a 1% decrease in market rates would be a $2.8 million decrease.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of common shares, at our option. During the three months ended September 30, 2018, we redeemed 12,000 downREIT operating partnership units for cash and 749 downREIT operating partnership units for common shares.
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

October 31, 2018	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

October 31, 2018	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)