Form 10-K
period 2018-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2019-02-13
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07533
FEDERAL REALTY INVESTMENT TRUST
(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	52-0782497
(State of Organization)	(IRS Employer Identification No.)

1626 East Jefferson Street, Rockville, Maryland	20852
(Address of Principal Executive Offices)	(Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value per share, with associated Common Share Purchase Rights	New York Stock Exchange
Depositary Shares, each representing 1/1000 of a share of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share	New York Stock Exchange
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2018 was $9.3 billion.
The number of Registrant’s common shares outstanding on February 8, 2019 was 74,365,801.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2018 annual meeting of shareholders to be held in May 2019 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. In total, the real estate projects were 94.6% leased and 93.6% occupied at December 31, 2018. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 51 consecutive years.
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

◦
the issuance of operating partnership units in a new or existing “downREIT partnership” that is controlled and consolidated by us (generally operating partnership units in a “downREIT” partnership are issued in exchange for a tax deferred contribution of property; these units typically receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or common shares, at our option), or

◦	the use of joint venture arrangements.
Employees
At February 8, 2019, we had 298 full-time employees and 5 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Tax Status
We elected to be taxed as a REIT under the federal income tax laws when we filed our 1962 tax return. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income (including, for our taxable years ending on or prior to December 31, 2017, any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. We continue to see higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2018, our anchor tenant space is 97.6% leased and 96.9% occupied.
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
As of December 31, 2018, we had approximately $3.2 billion of debt outstanding. Of that outstanding debt, approximately $475.3 million was secured by all or a portion of 13 of our real estate projects and approximately $71.5 million represented capital lease obligations on four of our properties. As of December 31, 2018, 91.5% of our debt is fixed rate, which includes all of our property secured debt, our unsecured senior notes, and our capital lease obligations. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2018, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not look to acquire raw land for future development; however, we do intend to complete the development and construction of future phases of projects we already own. We may undertake development of these and other projects on our own or bring in third parties if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.
During 2018, construction continued on the development of Phase II at both Assembly Row and Pike & Rose, with portions of both projects opening during 2018. Additionally, we commenced construction on Phase III at both projects, and we continued our on-going redevelopment efforts at Santana Row. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
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

•	substantial amount of our investment is related to infrastructure and the overall value of the project may be negatively impacted if we do not complete subsequent phases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects, including public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

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
Of our approximately $3.2 billion of debt outstanding as of December 31, 2018, approximately $275.0 million bears interest at a variable rate of LIBOR plus 90.0 basis points. We also have an $800.0 million revolving credit facility, on which no balance was outstanding at December 31, 2018, that bears interest at LIBOR plus 82.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2018, we held 17 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, we have entered into joint venture agreements related to the hotel component of Phase II of our Pike & Rose and Assembly Row development projects. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2018, we held the controlling interests in all of our existing co-investments (except the hotel investments discussed above and the investment in the La Alameda shopping center acquired in 2017), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
If we fail to qualify as a REIT:

•	we would not be allowed a deduction for distributions to shareholders in computing taxable income;

•	we would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax for our taxable years ending on or prior to December 31, 2017;

•	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;

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
We face risks relating to cyber attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cyber attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cyber attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2018, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2018 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2018, we had approximately 3,000 commercial leases and 2,600 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.7% of our annualized base rent as of December 31, 2018. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 104 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2018.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	22	5,471,000	22.7%
Maryland	21	4,610,000	19.1%
Virginia	16	3,651,000	15.1%
Pennsylvania(1)	10	2,321,000	9.6%
Massachusetts	8	2,053,000	8.5%
New Jersey	6	1,726,000	7.2%
Florida	4	1,310,000	5.4%
New York	6	1,246,000	5.2%
Illinois	4	797,000	3.3%
Connecticut	3	397,000	1.6%
Michigan	1	217,000	0.9%
District of Columbia	2	169,000	0.7%
North Carolina	1	159,000	0.7%
Total	104	24,127,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $30.4 million secured by multiple buildings in Manayunk, Pennsylvania.
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2018, represented approximately 8.5% of total rental income.
The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2018 for each of the 10 years beginning with 2019 and after 2028 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2018.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2019	1,693,000	8%	$44,352,000	7%
2020	2,223,000	10%	59,515,000	9%
2021	2,557,000	11%	76,611,000	12%
2022	3,036,000	14%	78,507,000	13%
2023	2,620,000	12%	75,880,000	12%
2024	2,895,000	13%	69,640,000	11%
2025	1,417,000	6%	41,728,000	7%
2026	942,000	4%	31,996,000	5%
2027	1,234,000	5%	49,308,000	8%
2028	1,132,000	5%	36,245,000	6%
Thereafter	2,761,000	12%	61,278,000	10%
Total	22,510,000	100%	$625,060,000	100%
During 2018, we signed leases for a total of 1,972,000 square feet of retail space including 1,874,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 796,000 square feet at an average rental increase of 25% on a cash basis and 38% on a straight-line basis. Renewals for comparable spaces were signed for 1,078,000 square feet at an average rental increase of 4% on a cash basis and 13% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $27.09 per square foot, of which, $61.02 per square foot was for new leases and $2.02 per square foot was for renewals in 2018.
During 2017, we signed leases for a total of 1,793,000 square feet of retail space including 1,622,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 26% on a straight-line basis. New leases for comparable spaces were signed for 773,000 square feet at an average rental increase of 19% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 848,000 square feet at an average rental increase of 9% on a cash basis and 21% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $36.00 per square foot, of which, $62.11 per square foot was for new leases and $12.18 was for renewal leases in 2017.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure.
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
Historically, we have executed comparable space leases for 1.2 to 1.7 million square feet of retail space each year and expect the volume for 2019 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2018. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
Azalea South Gate, CA 90280(5)(9)	2014	2017	223,000	$27.95	100%	Marshalls Ross Dress for Less Ulta CVS
Bell Gardens Bell Gardens, CA 90201(4)(5)(9)	1990, 2003, 2006	2017/2018	330,000	$22.02	93%	Food4Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	62,000	$46.85	100%	Pottery Barn Banana Republic
			12 Units	N/A	100%
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$28.48	97%	Sprouts Rite Aid Total Wine & More
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	441,000	$18.59	100%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$29.62	99%	TJ Maxx Dick's Sporting Goods Ross Dress For Less
Fourth Street Berkeley, CA 94710(5)	1948, 1975	2017	71,000	$28.98	55%	CB2 Ingram Book Group
Hastings Ranch Plaza Pasadena, CA 91107(4)	1958, 1984, 2006, 2007	2017	273,000	$7.22	99%	Marshalls HomeGoods CVS Sears
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	23,000	$49.82	81%
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	179,000	$34.06	73%	Marshalls L.A. Fitness La La Land
Jordan Downs Plaza Los Angeles County, CA 90002(4)(5)(6)	N/A	2018	N/A	N/A	N/A
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	80,000	$40.29	100%	Lunardi's CVS
La Alameda Walnut Park, CA 90255(4)(8)(9)	2008	2017	245,000	$23.39	88%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$41.98	86%	Anthropologie Banana Republic GAP
Olivo at Mission Hills Mission Hills, CA 91345(5)	2018	2017	136,000	$30.71	91%	Target 24 Hour Fitness Ross Dress for Less
Plaza Del Sol South El Monte, CA 91733(5)(9)	2009	2017	48,000	$23.32	100%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245(5)(9)	2006-2007, 2016	2011/2013	495,000	$45.49	94%	Whole Foods Anthropologie HomeGoods Dick's Sporting Goods Multiple Restaurants
Plaza Pacoima Pacoima, CA 91331(5)	2010	2017	204,000	$14.36	100%	Costco Best Buy
San Antonio Center Mountain View, CA 94040(4)(7)	1958, 1964-1965, 1974-1975, 1995-1997	2015	376,000	$14.74	97%	Trader Joe's Walmart Kohl's 24 Hour Fitness
Santana Row San Jose, CA 95128(4)	2002, 2009, 2016	1997	884,000	$53.64	98%	Crate & Barrel H&M Container Store Splunk Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	95%
Sylmar Towne Center Sylmar, CA 91342(5)(9)	1973	2017	148,000	$15.29	89%	Food4Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$87.34	100%	Adidas Banana Republic Old Navy J. Crew
Westgate Center San Jose, CA 95129	1960-1966	2004	652,000	$19.34	99%	Walmart Neighborhood Market Target Nordstrom Rack Nike Factory TJ Maxx
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	266,000	$13.93	95%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013/2018	95,000	$30.46	97%	Stop & Shop Equinox Walgreens
			6 Units	N/A	67%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$70.15	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$30.13	100%	Marshalls Nordstrom Rack DSW Maggiano's
Sam's Park & Shop Washington, DC 20008	1930	1995	50,000	$39.79	89%
Florida
CocoWalk Coconut Grove, FL 33133(5)(12)	1990/1994, 1922-1973	2015-2017	170,000	$26.48	74%	Gap Cinepolis Theaters Youfit Health Club
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	191,000	$18.53	91%	Winn Dixie CVS L.A. Fitness
The Shops at Sunset Place South Miami, FL 33143(5)(9)	1999	2015	523,000	$18.74	74%	AMC L.A. Fitness Barnes & Noble Restoration Hardware Outlet
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	426,000	$24.21	99%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$22.13	90%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	278,000	$15.52	98%	Bed, Bath & Beyond Buy Buy Baby Petsmart Portillo's
Garden Market Western Springs, IL 60558	1958	1994	140,000	$13.81	99%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.07	93%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	536,000	$52.99	95%	Giant Food Apple Equinox Anthropologie Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	95%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Congressional Plaza Rockville, MD 20852(5)	1965	1965	325,000	$40.63	95%	The Fresh Market Buy Buy Baby Saks Fifth Avenue Off 5th Container Store Ulta
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	96%
Courthouse Center Rockville, MD 20852	1975	1997	38,000	$23.86	70%
Federal Plaza Rockville, MD 20852	1970	1989	250,000	$36.67	97%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Free State Shopping Center Bowie, MD 20715	1970	2007	264,000	$19.38	97%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	208,000	$28.30	95%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$19.90	98%	Aldi Dick's Sporting Goods A.C. Moore
Laurel Laurel, MD 20707	1956	1986	389,000	$22.84	89%	Giant Food Marshalls L.A. Fitness
Montrose Crossing Rockville, MD 20852(5)(9)	1960-1979, 1996, 2011	2011/2013	367,000	$31.55	90%	Giant Food Marshalls Old Navy Barnes & Noble Bob's Discount Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	396,000	$15.30	100%	Shoppers Food Warehouse Home Depot Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(11)	1963, 2014, 2018	1982/2007/ 2012	441,000	$39.67	100%	iPic Theater Porsche Uniqlo REI Pinstripes Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852(11)	2014, 2016, 2018	1982/2007	765 units	N/A	96%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	117,000	$30.74	94%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	267,000	$24.13	95%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)	2006-2007	2006/2007	186,000	$30.82	87%	Dawson's Market CVS Gold's Gym Multiple Restaurants
Rollingwood Apartments Silver Spring, MD 20910(9)	1960	1971	282 units	N/A	96%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(9)	1997	2007	314,000	$25.51	99%	AMC Ulta Old Navy Barnes & Noble
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$48.16	87%
Towson Residential (Flats @703) Baltimore, MD 21236	2017	2007	4,000	$71.41	100%
			105 units	N/A	96%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$30.82	97%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$23.66	100%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	83,000	$103.39	95%	Balducci's CVS Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(11)	2005, 2014, 2018	2005-2011/ 2013	881,000	$28.07	98%	Trader Joe's TJ Maxx AMC LEGOLAND Discovery Center Multiple Restaurants & Outlets
Assembly Row Residential Somerville, MA 02145(11)	2018	2005-2011	447 units	N/A	96%
Campus Plaza Bridgewater, MA 02324	1970	2004	116,000	$16.06	97%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(9)	1962-1969, 2008	2006-2008	222,000	$12.71	91%	Home Depot Planet Fitness
Dedham Plaza Dedham, MA 02026	1959	1993/2016	245,000	$16.81	91%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$48.75	99%	Roche Bros. CVS
			7 Units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.31	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$17.82	100%	Big Y Foods TJ Maxx HomeGoods
Saugus Plaza Saugus, MA 01906	1976	1996	169,000	$16.77	98%	Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$12.32	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	406,000	$22.73	78%	AMC HomeGoods Ulta L.A. Fitness
Brook 35 Sea Grit, NJ 08750(5)(7)(9)	1986, 2004	2014	99,000	$36.72	97%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$16.00	89%	Whole Foods Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)	1975	2003/2017	550,000	$24.53	97%	Shop Rite Ross Dress for Less Nordstrom Rack Bed, Bath & Beyond REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(7)(9)	1988, 1993 & 2007	2014	192,000	$46.88	98%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$22.48	100%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$34.47	100%	Island of Gold AMC Kohl's Michaels
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	106,000	$18.87	99%	Greenlawn Farms Tuesday Morning
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$30.40	98%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	277,000	$24.35	98%	Nordstrom Rack Buy Buy Baby Michaels Petsmart
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$28.07	93%	Barnes & Noble

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Melville Mall Huntington, NY 11747(4)	1974	2006	251,000	$26.23	95%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Field & Stream Macy's Backstage
North Carolina
Eastgate Crossing Chapel Hill, NC 27514	1963	1986	159,000	$27.38	91%	Trader Joe's Ulta Stein Mart Petco
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	265,000	$14.38	85%	Acme Markets Kohl's L.A. Fitness Staples
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	294,000	$25.02	100%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	156,000	$22.15	99%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)	1958	1980	127,000	$18.58	98%	Giant Food
Langhorne Square Levittown, PA 19056	1966	1985	227,000	$17.12	98%	Redner's Warehouse Mkts. Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	374,000	$21.60	86%	Acme Markets TJ Maxx HomeGoods Barnes & Noble
Northeast Philadelphia, PA 19114	1959	1983	292,000	$15.18	85%	Marshalls Burlington Ulta A.C. Moore
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$10.04	88%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	211,000	$18.80	95%	Marshalls HomeGoods Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	251,000	$28.14	100%	Giant Food Bed, Bath & Beyond Old Navy DSW
			9 Units	N/A	67%
Virginia
29th Place Charlottesville, VA 22091(9)	1975-2001	2007	169,000	$18.71	97%	HomeGoods DSW Stein Mart Staples
Barcoft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	115,000	$24.39	96%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	498,000	$27.86	97%	Harris Teeter Kroger Anthropologie Nike Bed, Bath & Beyond Old Navy
Falls Plaza Falls Church, VA 22046	1960-1962	1967/1972	144,000	$34.70	92%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	177,000	$31.22	94%	Giant Food CVS
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$48.32	98%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.39	92%	Giant Food Petsmart Gold's Gym Office Depot

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	570,000	$18.41	97%	Shoppers Food Warehouse TJ Maxx Home Depot Bed, Bath & Beyond Results Fitness
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$40.69	100%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	226,000	$25.99	100%	Safeway Micro Center CVS Michaels
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	298,000	$36.37	96%	Harris Teeter TJ Maxx Bed, Bath & Beyond DSW
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	168,000	$47.82	98%	TJ Maxx DSW Crunch Fitness Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$26.21	87%	L.A. Mart Talbots Total Wine & More
Tyson's Station Falls Church, VA 22043	1954	1978	50,000	$46.40	92%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)	1940, 2006-2009	1995	260,000	$38.58	90%	Harris Teeter AMC Carlyle Grand Café
Willow Lawn Richmond, VA 23230	1957	1983	463,000	$19.36	99%	Kroger Old Navy Ross Dress For Less Gold's Gym DSW
Total All Regions—Retail(10)			24,127,000	$27.77	95%
Total All Regions—Residential			2,669 units		96%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.

(2)
Average base rent is calculated as the aggregate, annualized in-place contractual (defined as cash basis excluding rent abatements) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces. Average base rent is for commercial spaces only.

(3)
Percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.

(4)	All or a portion of this property is owned pursuant to a ground lease.

(5)	We own the controlling interest in this property.

(6)
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza, which when completed, will be an approximately 113,000 square foot grocery anchored shopping center. See Note 3 to the Consolidated Financial Statements for for further discussion.

(7)
We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

(8)	We own a noncontrolling interest in this property.

(9)	All or a portion of this property is encumbered by a mortgage loan.

(10)	Aggregate information is calculated on a GLA weighted-average basis, excluding our La Alameda property, which is unconsolidated.

(11)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(12)	This property includes partial interests in five buildings in addition to our initial acquisition.
ITEM 3.    LEGAL PROCEEDINGS
In November 2016, we were included as a defendant in a class action lawsuit, in the circuit court for Montgomery County, Maryland, related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. Given the costs and risks of continuing litigation on this matter, we elected to participate in a settlement for which our share was approximately $0.4 million, and was reimbursed by insurance. The settlement did not cover liability for certain tows that were included in the lawsuit that the defendant class believes cannot be pursued because of the statute of limitations. Accordingly, we do not believe we should have any additional liability for these remaining tows; however, if we are unsuccessful in dismissing these tows from the litigation, our liability would be less than $0.1 million.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2018
Fourth quarter	$135.68	$115.22	$1.020
Third quarter	$131.72	$120.00	$1.020
Second quarter	$128.00	$110.66	$1.000
First quarter	$134.20	$106.41	$1.000
2017
Fourth quarter	$134.52	$119.37	$1.000
Third quarter	$135.59	$122.60	$1.000
Second quarter	$138.12	$120.50	$0.980
First quarter	$145.80	$126.02	$0.980
On February 8, 2019, there were 2,492 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 51 consecutive years.
Our total annual dividends paid per common share for 2018 and 2017 were $4.02 per share and $3.94 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2019 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2018	2017
Ordinary dividend	$3.859	$3.940
Ordinary dividend eligible for 15% rate	0.161	—
	$4.020	$3.940
Distributions on our 5.417% Series 1 Cumulative Convertible Preferred Shares were paid at the rate of $1.354 per share per annum commencing on the issuance date of March 8, 2007. Distributions on our 5.0% Series C Cumulative Redeemable

Preferred Shares (which were issued September 29, 2017) were declared at the rate of $1.25 per depositary share per annum, and the first payment date was January 16, 2018. In 2018, dividends paid per depositary share were $1.306 due to the timing of issuance. We do not believe that the preferential rights available to the holders of interest in our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2013, and ending December 31, 2018, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2018, we issued 864 common shares in connection with the redemption of operating partnership units. Any other equity securities sold by us during 2018 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2018, 46,391 restricted common shares were forfeited by former employees.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$895,698	$841,461	$786,583	$727,812	$666,322
Property operating income(1)	$627,566	$584,619	$547,979	$510,595	$474,167
Operating income	$349,721	$332,288	$320,995	$300,154	$271,037
Income from continuing operations	$237,111	$219,948	$226,425	$190,094	$167,888
Gain on sale of real estate and change in control of interests, net	$11,915	$77,922	$32,458	$28,330	$4,401
Net income	$249,026	$297,870	$258,883	$218,424	$172,289
Net income available for common shareholders	$233,865	$287,456	$249,369	$209,678	$163,994
Net cash provided by operating activities	$516,688	$458,828	$427,672	$371,808	$349,415
Net cash used in investing activities	$(192,247)	$(837,922)	$(590,221)	$(355,353)	$(410,225)
Net cash (used in) provided by financing activities	$(241,309)	$369,445	$168,838	$(42,188)	$5,699
Earnings per common share, basic:
Net income available to common shareholders	$3.18	$3.97	$3.51	$3.04	$2.42
Weighted average number of common shares, basic	73,274	72,117	70,877	68,797	67,322
Earnings per common share, diluted:
Net income available to common shareholders	$3.18	$3.97	$3.50	$3.03	$2.41
Weighted average number of common shares, diluted	73,302	72,233	71,049	68,981	67,492
Dividends declared per common share	$4.04	$3.96	$3.84	$3.62	$3.30
Other Data:
Funds from operations available to common shareholders(2)	$461,777	$419,977	$406,359	$352,857	$327,597
EBITDAre(3)	$595,558	$549,107	$515,151	$478,734	$445,888
Ratio of EBITDAre to combined fixed charges and preferred share dividends(3)(4)	4.2x	3.9x	4.5x	3.6x	3.5x

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$7,819,472	$7,635,061	$6,759,073	$6,064,406	$5,608,998
Total assets	$6,289,644	$6,275,755	$5,423,279	$4,896,559	$4,534,237
Total debt	$3,229,204	$3,284,766	$2,798,452	$2,627,216	$2,397,043
Total shareholders’ equity	$2,467,330	$2,391,514	$2,075,835	$1,781,931	$1,692,556
Number of common shares outstanding	74,250	73,091	71,996	69,493	68,606

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

The reconciliation of operating income to property operating income is as follows:

	2018	2017	2016	2015	2014
	(In thousands)
Operating income	$349,721	$332,288	$320,995	$300,154	$271,037
General and administrative	33,600	36,281	33,399	35,645	32,316
Depreciation and amortization	244,245	216,050	193,585	174,796	170,814
Property operating income	$627,566	$584,619	$547,979	$510,595	$474,167

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	2018	2017	2016	2015	2014
	(In thousands)
Net income	$249,026	$297,870	$258,883	$218,424	$172,289
Net income attributable to noncontrolling interests	(7,119)	(7,956)	(8,973)	(8,205)	(7,754)
Gain on sale of real estate and change in control of interests, net	(11,915)	(77,632)	(31,133)	(28,330)	(4,401)
Depreciation and amortization of real estate assets	213,098	188,719	169,198	154,232	154,060
Amortization of initial direct costs of leases	24,603	19,124	16,875	15,026	12,391
Funds from operations	467,693	420,125	404,850	351,147	326,585
Dividends on preferred shares	(7,500)	(1,917)	(541)	(541)	(541)
Income attributable to operating partnership units	3,053	3,143	3,145	3,398	3,027
Income attributable to unvested shares	(1,469)	(1,374)	(1,095)	(1,147)	(1,474)
Funds from operations available for common shareholders	$461,777	$419,977	$406,359	$352,857	$327,597

(3) EBITDA for Real Estate ("EBITDAre") is a non-GAAP measure that NAREIT defines as: net income computed in accordance with GAAP plus net interest expense, income tax expense, depreciation and amortization, gain or loss on sale of real estate, impairments of real estate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates. We calculate EBITDAre consistent with the NAREIT definition. As EBITDA is a widely known and understood measure of performance, management believes EBITDAre represents an additional non-GAAP performance measure, independent of a company's capital structure that will provide investors with a uniform basis to measure the enterprise value of a company. EBITDAre also approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.
The reconciliation of net income to EBITDAre for the periods presented is as follows:

	2018	2017	2016	2015	2014
	(In thousands)
Net income	$249,026	$297,870	$258,883	$218,424	$172,289
Interest expense	110,154	100,125	94,994	92,553	93,941
Other interest income	(942)	(475)	(374)	(149)	(94)
Early extinguishment of debt	—	12,273	—	19,072	10,545
Provision for income tax	1,521	1,813	—	—	—
Depreciation and amortization	244,245	216,050	193,585	174,796	170,814
Gain on sale of real estate and change in control of interests	(13,560)	(79,345)	(32,458)	(28,330)	(4,401)
Adjustments of EBITDAre of unconsolidated affiliates	5,114	796	521	2,368	2,794
EBITDAre	$595,558	$549,107	$515,151	$478,734	$445,888

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $12.3 million, $19.1 million, $10.5 million early extinguishment of debt charge from fixed charges in 2017, 2015, and 2014, respectively, the ratio of EBITDAre to combined fixed charges and preferred share dividends is 4.2x, 4.3x, and 3.8x, for 2017, 2015, and 2014, respectively.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. In total, the real estate projects were 94.6% leased and 93.6% occupied at December 31, 2018. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 51 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2018 and 2017, our allowance for doubtful accounts was $12.7 million and $11.8 million, respectively. Historically, we have recognized bad debt expense between 0.3% and 1.3% of rental income and it was 0.5% in 2018. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $9.0 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2018 and 2017, accounts receivable includes approximately $97.4 million and $93.1 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
We completed construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Beginning on January 1, 2018, with the adoption of ASU 2014-09, "Revenue from Contracts with Customers," (see "Recent Accounting Pronouncements" for discussion of change in timing of revenue recognition), gains or losses on the sale of these condominium units are recognized as the condominium units are legally sold. However, in 2017, we accounted for contracted condominium sales under the percentage-of completion method, based on an evaluation of the criteria specified in ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales,” including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project was beyond a preliminary phase, whether sufficient units had been contracted to ensure the project would not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer had made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria had not been met, no profit was recognized. The application of these criteria can be complex and required us to make assumptions.

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

Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $274 million and $8 million, respectively, for 2018 and $410 million and $8 million, respectively, for 2017. We capitalized external and internal costs related to other property improvements of $62 million and $3 million, respectively, for 2018 and $74 million and $3 million, respectively, for 2017. We capitalized external and internal costs related to leasing activities of $20 million and $6 million, respectively, for 2018 and $11 million and $6 million, respectively, for 2017. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $3 million, and $6 million, for both 2018 and 2017. Total capitalized costs were $373 million and $512 million for 2018 and 2017, respectively.
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
2018 Property Acquisitions and Dispositions
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. We initially invested $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at December 31, 2018 of $32.2 million reflects cash that will ultimately be used for the development of the shopping center, and is included in "prepaid expenses and other assets" on our consolidated balance sheet. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
In August 2018, we contributed hotel related assets valued at $44.0 million to our Assembly Row hotel joint venture, and received a cash distribution of $38.0 million. At December 31, 2018, our investment in the venture was $5.6 million. The joint venture is considered a variable interest entity controlled by our partner, and as a result, we are using the equity method to account for our investment.
On August 16, 2018, we sold the residential building at our Chelsea Commons property in Chelsea, Massachusetts for a sales price of $15.0 million, resulting in a gain of $3.1 million.
On November 9, 2018, we sold our Atlantic Plaza property in North Reading, Massachusetts for a sales price of $27.2 million, resulting in a gain of $1.6 million.
On November 29, 2018, we acquired a 40,000 square foot building adjacent to our Bell Gardens property for $9.6 million.
During the year ended December 31, 2018, we closed on the sale of 176 condominium units at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $133.5 million, For the year ended December 31, 2018, we recognized a gain of $7.2 million, net of $1.6 million of income taxes. The cost basis for remaining condominium units that are ready for their intended use as of December 31, 2018 is $16.6 million, and is included in "assets held for sale" on our consolidated balance sheets.
2018 and 2019 Significant Debt and Equity Transactions
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
On August 10, 2018, we exercised our option to extend the maturity date of our $275.0 million unsecured term loan by one year to November 21, 2019.
On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2018, we sold 374,725 common shares at a weighted average price per share of $131.36 for net cash proceeds of $48.7 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2018, we issued 987,383 common shares at a weighted average price per share of $129.19 for net cash proceeds of $126.1 million and paid $1.3 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2018, we had the capacity to issue up to $272.4 million in common shares under our ATM equity program.
On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants closing early and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2018, no single tenant accounted for more than 2.7% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $210 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 301,000 square foot office building which will include an additional 18,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $205 and $215 million, to be delivered in 2019, and the office portion is 100% pre-leased. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space. Additionally, we control 12 acres of land across from Santana Row, which has approximately 1 million square feet of commercial space entitlements.
Construction continues on Phase II of Assembly Row which includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and remaining delivery is expected in 2019. As of December 31, 2018, approximately 120,000 square feet of retail space and the 158 room hotel have opened, and all of the residential units have been completed. Phase II also includes 122 for-sale condominium units, of which 107 have closed as of December 31, 2018. The remaining 15 units are expected to close in 2019. The condominium units have an expected total cost of $81 million. Additionally, Partners HealthCare built a 741,500 square foot office building as part of Phase II.
Additionally, we commenced construction on Phase III of Assembly Row, which will include 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2022.
Construction also continues on Phase II of Pike & Rose which includes approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of December 31, 2018, approximately 190,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected in 2019. As of December 31, 2018, we closed on the sale of 69 of the 99 for-sale condominium units in Phase II. The condominiums have an expected total cost of $62 million.
Additionally, at Pike & Rose, we commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2021.
We invested $82 million in Assembly Row and Pike & Rose in 2018 and expect to invest between $175 million and $200 million in Assembly Row and Pike & Rose in 2019.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through assumed mortgages and property sales.
At December 31, 2018, the leasable square feet in our properties was 94.6% leased and 93.6% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2018 and the comparison of 2018 and 2017, all or a portion of 90 properties were considered comparable properties and eight properties were considered non-comparable properties. For the year ended December 31, 2018, five properties were moved from acquisitions to comparable properties, one portion of a property was removed from comparable properties as it was sold during 2018, one portion of a property was moved from comparable properties to non-comparable properties, and one portion of a property was moved from non-comparable properties to comparable properties, compared to the designations as of December 31, 2017. For the year ended December 31, 2017 and the comparison of 2017 and 2016, all or a portion of 85 properties were considered comparable properties and 7 properties were considered non-comparable properties. For the year ended December 31, 2017, one property was moved from acquisitions to comparable properties and two properties were removed from comparable properties as they were sold during 2017, compared to the designations as of December 31, 2016. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

			Change
	2018	2017	Dollars	%
	(Dollar amounts in thousands)
Rental income	$895,698	$841,461	$54,237	6.4%
Other property income	16,589	12,825	3,764	29.3%
Mortgage interest income	3,149	3,062	87	2.8%
Total property revenue	915,436	857,348	58,088	6.8%
Rental expenses	173,094	164,890	8,204	5.0%
Real estate taxes	114,776	107,839	6,937	6.4%
Total property expenses	287,870	272,729	15,141	5.6%
Property operating income (1)	627,566	584,619	42,947	7.3%
General and administrative expense	(33,600)	(36,281)	2,681	(7.4)%
Depreciation and amortization	(244,245)	(216,050)	(28,195)	13.1%
Operating income	349,721	332,288	17,433	5.2%
Other interest income	942	475	467	98.3%
Interest expense	(110,154)	(100,125)	(10,029)	10.0%
Early extinguishment of debt	—	(12,273)	12,273	(100.0)%
Loss from real estate partnerships	(3,398)	(417)	(2,981)	714.9%
Total other, net	(112,610)	(112,340)	(270)	0.2%
Income from continuing operations	237,111	219,948	17,163	7.8%
Gain on sale of real estate, net	11,915	77,922	(66,007)	(84.7)%
Net income	249,026	297,870	(48,844)	(16.4)%
Net income attributable to noncontrolling interests	(7,119)	(7,956)	837	(10.5)%
Net income attributable to the Trust	$241,907	$289,914	$(48,007)	(16.6)%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

Property Revenues
Total property revenue increased $58.1 million, or 6.8%, to $915.4 million in 2018 compared to $857.3 million in 2017. The percentage occupied at our shopping centers was 93.6% at December 31, 2018 compared to 93.9% at December 31, 2017. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $54.2 million, or 6.4%, to $895.7 million in 2018 compared to $841.5 million in 2017 due primarily to the following:

•	an increase of $25.0 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•
an increase of $20.2 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018 and the lease-up of two other redevelopments, partially offset by lower occupancy at two of our Florida properties in the beginning stages of redevelopment, and

•	an increase of $15.3 million at comparable properties due primarily to higher rental rates of approximately $10.2 million and higher average occupancy of approximately $4.7 million, partially offset by

•	a decrease of $5.8 million from property sales.

Other Property Income
Other property income increased $3.8 million, or 29.3%, to $16.6 million in 2018 compared to $12.8 million in 2017. Included in other property income are items, which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
Property Expenses
Total property expenses increased $15.1 million, or 5.6%, to $287.9 million in 2018 compared to $272.7 million in 2017. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $8.2 million, or 5.0%, to $173.1 million in 2018 compared to $164.9 million in 2017. This increase is primarily due to the following:

•	an increase of $6.5 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California in August 2017,

•
an increase of $2.7 million from non-comparable properties, due primarily to the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017 into 2018, partially offset by lower expenses at two of our Florida properties in the beginning stages of redevelopment, and

•	an increase of $0.9 million from comparable properties, primarily related to higher bad debt expense partially offset by lower operating costs, partially offset by

•	a decrease of $1.3 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.0% for the year ended December 31, 2018 from 19.3% for the year ended December 31, 2017.
Real Estate Taxes
Real estate tax expense increased $6.9 million, or 6.4% to $114.8 million in 2018 compared to $107.8 million in 2017 due primarily to the following:

•	an increase of $3.9 million from acquisitions, primarily related to our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017,

•	an increase of $3.1 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities,

•	an increase of $1.0 million at comparable properties primarily due to higher assessments, partially offset by

•	a decrease of $1.1 million million from property sales.
Property Operating Income
Property operating income increased $42.9 million, or 7.3%, to $627.6 million in 2018 compared to $584.6 million in 2017. This increase is primarily due to growth in earnings at comparable properties, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and the opening of Phase II at Assembly Row and Pike & Rose, partially offset by property sales.
Other Operating Expenses

General and Administrative Expense
General and administrative expense decreased $2.7 million, or 7.4%, to $33.6 million in 2018 from $36.3 million in 2017. The decrease is primarily due to lower costs from acquisitions and other transactions.

Depreciation and Amortization
Depreciation and amortization expense increased $28.2 million, or 13.1%, to $244.2 million in 2018 from $216.1 million in 2017. This increase is primarily due to our investment in comparable properties, Phase II of Assembly Row and Pike & Rose being placed in service, our acquisition of six shopping centers in Los Angeles County, California in August 2017, and accelerated depreciation related to tenants who vacated in advance of their lease expiration.
Operating Income
Operating income increased $17.4 million, or 5.2%, to $349.7 million in 2018 compared to $332.3 million in 2017. This increase is primarily due to the opening of Phase II at Assembly Row and Pike & Rose, higher lease termination fees, lower general and administrative costs, our acquisition of six shopping centers in Los Angeles County, California in August 2017 and Riverpoint Center in March 2017, and growth in earnings at comparable properties, partially offset by property sales.
Other
Interest Expense
Interest expense increased $10.0 million, or 10.0%, to $110.2 million in 2018 compared to $100.1 million in 2017. This increase is due primarily to the following:

•	a decrease of $6.7 million in capitalized interest, and

•
an increase of $6.1 million due to higher borrowings primarily attributable to the $475 million issuance of 3.25% senior notes ($300 million issued in June 2017 and $175 million issued in December 2017) and the $100 million reopening in June 2017 of the 4.50% senior notes, partially offset by the early redemption of our $150 million 5.90% senior notes in December 2017, partially offset by

•	a decrease of $2.8 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $129.0 million and $125.7 million in 2018 and 2017, respectively. Capitalized interest was $18.8 million and $25.6 million in 2018 and 2017, respectively.
Loss from Real Estate Partnerships
Loss from real estate partnerships increased to $3.4 million in 2018 compared to $0.4 million in 2017. This increase is due primarily to our share of losses related to the hotel joint ventures at Assembly Row (hotel opened in August 2018) and Pike & Rose (hotel opened in March 2018).
Early Extinguishment of Debt
The $12.3 million early extinguishment of debt charge in 2017 relates to the make-whole premium paid as part of the early redemption of our 5.90% senior notes on December 31, 2017 and the related write-off of the unamortized discount and debt fees.
Gain on Sale of Real Estate, Net
The $11.9 million gain on sale of real estate for the year ended December 31, 2018 is primarily due to the following:

•	$7.2 million net gain related to condominium unit sales that have closed at our Assembly Row and Pike & Rose properties, and

•	$3.1 million gain related to the sale of the residential building at our Chelsea Commons property in August 2018, and

•	$1.6 million gain related to the sale of our Atlantic Plaza property in November 2018,
The $77.9 million gain on sale of real estate for the year ended December 31, 2017 is primarily due to the following:

•	$45.2 million gain related to the sale of our 150 Post Street property in August 2017,

•	$15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts,

•	$6.5 million gain related to the sale of a parcel of land at our Bethesda Row property in December 2017,

•	$5.4 million net percentage-of-completion gain, related to residential condominium units under binding contract at our Assembly Row property, and

•	$4.9 million gain related to the sale of our North Lake Commons property in September 2017.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

			Change
	2017	2016	Dollars	%
	(Dollar amounts in thousands)
Rental income	$841,461	$786,583	$54,878	7.0%
Other property income	12,825	11,015	1,810	16.4%
Mortgage interest income	3,062	3,993	(931)	(23.3)%
Total property revenue	857,348	801,591	55,757	7.0%
Rental expenses	164,890	158,326	6,564	4.1%
Real estate taxes	107,839	95,286	12,553	13.2%
Total property expenses	272,729	253,612	19,117	7.5%
Property operating income (1)	584,619	547,979	36,640	6.7%
General and administrative expenses	(36,281)	(33,399)	(2,882)	8.6%
Depreciation and amortization	(216,050)	(193,585)	(22,465)	11.6%
Operating income	332,288	320,995	11,293	3.5%
Other interest income	475	374	101	27.0%
Interest expense	(100,125)	(94,994)	(5,131)	5.4%
Early extinguishment of debt	(12,273)	—	(12,273)	100.0%
Income from real estate partnerships	(417)	50	(467)	(934.0)%
Total other, net	(112,340)	(94,570)	(17,770)	18.8%
Income from continuing operations	219,948	226,425	(6,477)	(2.9)%
Gain on sale of real estate and change in control of interests, net	77,922	32,458	45,464	140.1%
Net income	297,870	258,883	38,987	15.1%
Net income attributable to noncontrolling interests	(7,956)	(8,973)	1,017	(11.3)%
Net income attributable to the Trust	$289,914	$249,910	$40,004	16.0%
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
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $54.9 million, or 7.0%, to $841.5 million in 2017 compared to $786.6 million in 2016 due primarily to the following:

•
an increase of $25.2 million from acquisitions, primarily related to the six shopping centers acquired in Los Angeles County, California in August 2017, Riverpoint Center in March 2017, Hastings Ranch Plaza in February 2017, and the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016,

•
an increase of $20.1 million from non-comparable properties, due primarily to the opening of our new office building at Santana Row in late 2016 and the lease-up of residential units and the opening of Phase II at Assembly Row and Pike & Rose during the second half of 2017, partially offset by lower occupancy at two of our retail properties in Florida in the beginning stages of redevelopment, and

•
an increase of $11.8 million from comparable properties due primarily to higher rental rates of approximately $6.9 million, higher recoveries of $4.3 million primarily the result of higher real estate tax assessments, and higher average occupancy of approximately $1.2 million, partially offset by

•	a decrease of $0.9 million from the sale of our 150 Post Street and North Lake Commons properties in August and September 2017, respectively.

Other Property Income
Other property income decreased $1.8 million, or 16.4%, to $12.8 million in 2017 compared to $11.0 million in 2016. Included in other property income are items, which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily related to higher lease termination fees.
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
Rental Expenses
Rental expenses increased $6.6 million, or 4.1%, to $164.9 million in 2017 compared to $158.3 million in 2016. This increase is primarily due to the following:

•	an increase of $5.0 million from acquisitions, primarily related to six shopping centers in Los Angeles County, California, Hastings Ranch Plaza, and Riverpoint Center, and

•
an increase of $3.9 million from non-comparable properties, due primarily to the opening of Phase II residential units during the second half of 2017 and the opening of our new office building at Santana Row in late 2016, partially offset by,

•	a decrease of $1.9 million from comparable properties, primarily related to lower operating costs.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.3% for the year ended December 31, 2017 from 19.9% for the year ended December 31, 2016.
Real Estate Taxes
Real estate tax expense increased $12.6 million, or 13.2% to $107.8 million in 2017 compared to $95.3 million in 2016 due primarily to the following:

•	an increase of $5.0 million from comparable properties primarily due to higher assessments,

•
an increase of $4.6 million from acquisitions, primarily related to six shopping centers in Los Angeles County, California, Riverpoint Center, Hastings Ranch Plaza, and the acquisition of six previously unconsolidated Clarion joint venture properties in January 2016, and

•	an increase of $3.9 million from non-comparable properties, primarily related to our new office building at Santana Row, Assembly Row and Pike & Rose, and other reassessments on our redevelopments.
Property Operating Income
Property operating income increased $36.6 million, or 6.7%, to $584.6 million in 2017 compared to $548.0 million in 2016. This increase is primarily due to non-comparable properties, largely the new office building at Santana Row and Assembly Row and Pike & Rose (primarily the lease-up of residential units at Pike & Rose, the opening of the second phase of retail at
Pike & Rose, and higher lease termination fees), 2017 acquisitions, growth in earnings at comparable properties, and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016.

Other Operating Expense
General and Administrative Expense
General and administrative expense increased $2.9 million, or 8.6%, to $36.3 million in 2017 from $33.4 million in 2016. This increase is primarily due to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $22.5 million, or 11.6%, to $216.1 million in 2017 from $193.6 million in 2016. This increase is primarily due to 2017 acquisitions, non-comparable properties (largely the new office building at Santana Row), and comparable properties.
Operating Income
Operating income increased $11.3 million, or 3.5%, to $332.3 million in 2017 compared to $321.0 million in 2016. This increase is primarily due to the new office building at Santana Row and Assembly Row and Pike & Rose, our 2017 acquisitions and the acquisition of the six previously unconsolidated Clarion joint venture properties in January 2016, and growth in earnings at comparable properties, partially offset by higher personnel related costs.
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
Early Extinguishment of Debt
The $12.3 million early extinguishment of debt in 2017 relates to the make-whole premium paid as part of the early redemption of our 5.90% senior notes on December 31, 2017 and the related write-off of the unamortized discount and debt fees.
Gain on sale of Real Estate and Change in Control of Interests, Net
The $77.9 million net gain on sale of real estate for the year ended December 31, 2017 is primarily due to the following:

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
At December 31, 2018, we had cash and cash equivalents of $64.1 million and no outstanding balance on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. For the year ended 2018, the maximum amount of borrowings outstanding under our revolving credit facility was $177.0 million the weighted average amount of borrowings outstanding was $83.1 million and the weighted average interest rate, before amortization of debt fees, was 2.7%. During 2019, we have only $295.3 million of debt maturing (of which $20.3 million was repaid on January 31, 2019). As of December 31, 2018, we had the capacity to issue up to $272.4 million in common shares under our ATM equity program. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2019 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to see higher levels of capital investments in our properties under development and redevelopment compared to 2018, as we invest in the next phase of these projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Year Ended December 31,
	2018	2017
	(In thousands)
Cash provided by operating activities	$516,688	$458,828
Cash used in investing activities	(192,247)	(837,922)
Cash (used in) provided by financing activities	(241,309)	369,445
Increase (decrease) in cash and cash equivalents	83,132	(9,649)
Cash, cash equivalents, and restricted cash, beginning of year	25,200	34,849
Cash, cash equivalents, and restricted cash, end of year	$108,332	$25,200

Net cash provided by operating activities increased $57.9 million to $516.7 million during 2018 from $458.8 million during 2017. The increase was primarily attributable to higher net income before certain non-cash items, $12.4 million in net proceeds from the Jordan Downs Plaza new market tax credit transaction (see Note 3 to the Consolidated Financial Statements for further discussion) and timing of cash receipts, partially offset by timing of interest payments on our senior notes.
Net cash used in investing activities decreased $645.7 million to $192.2 million during 2018 from $837.9 million during 2017. The decrease was primarily attributable to:

•
a $424.3 million decrease in acquisitions of real estate, primarily due to the 2017 acquisitions of six shopping centers in Los Angeles County, California and our Riverpoint Center, Hastings Ranch, and Fourth Street properties,

•	an $141.9 million decrease in capital expenditures and leasing costs primarily due to the completion of portions of Phase II of both our Assembly Row and Pike & Rose projects,

•	a $41.7 million increase in proceeds from sale of real estate primarily due to the sale of condominiums at our Assembly Row and Pike & Rose properties in 2018, and

•	$38.0 million in proceeds from our Assembly Row hotel joint venture formation (see Note 3 to the Consolidated Financial Statements for further discussion).
Net cash used in financing activities increased $610.8 million to $241.3 million during 2018 from $369.4 million provided by financing activities during 2017. The increase was primarily attributable to:

•	$572.1 million net proceeds from the June 2017 issuance of $300.0 million and the December 2017 issuance of $175.0 million of 3.25% senior unsecured notes and $100.0 million of 4.50% notes,

•	$145.0 million in net proceeds from the September 2017 issuance of 6,000 Series C Preferred Shares,

•	$41.0 million of repayments on our revolving credit facility in 2018, as compared to $41.0 million of borrowings in 2017,

•
an $18.2 million increase in dividends paid to shareholders due to an increase in the common share dividend rate, an increase in the number of common shares outstanding, and preferred dividends related to the issuance of our Series C Preferred Shares in September 2017, and

•	a $10.6 million decrease in contributions from noncontrolling interests primarily due to contributions to fund the $50.0 million repayment of the Plaza El Segundo mortgage loan in June 2017, partially offset by

•	the December 2017 redemption of $150.0 million of senior notes with a make-whole premium of $11.9 million,

•
a $39.7 million decrease in repayment of mortgages and capital leases due to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018, as compared to the $50.0 million paydown of the Plaza El Segundo mortgage loan in June 2017, and

•
a $12.3 million increase in net proceeds from the issuance of 1.0 million common shares under our ATM program at a weighted average price of $129.19 during 2018, as compared to 0.8 million common shares at a weighted average price of $132.56 in 2017, partially offset by lower option exercises in 2018.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2018:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$4,225,465	$133,939	$552,103	$814,370	$2,725,053
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal and interest)	62,481	28,527	12,835	21,119	—
Capital lease obligations (principal and interest)	166,085	5,800	11,600	65,823	82,862
Variable rate debt (principal only)(1)	275,000	275,000	—	—	—
Operating leases	209,121	4,794	9,622	9,902	184,803
Real estate commitments	67,500	—	—	5,000	62,500
Development, redevelopment, and capital improvement obligations	568,226	428,061	140,165	—	—
Contractual operating obligations	76,709	34,053	28,195	14,461	—
Total contractual obligations	$5,650,587	$910,174	$754,520	$930,675	$3,055,218
 _____________________

(1)
Variable rate debt includes our $275.0 million term loan that bears interest at LIBOR plus 0.90%, and our revolving credit facility, which bears interest at LIBOR plus 0.825% and had no balance outstanding at December 31, 2018.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated liability upon exercise of the put option would range from approximately $78 million to $83 million.
(b) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2018, a total of 738,423 operating partnership units are outstanding.
(c) The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from approximately $13 million to $14 million.
(d) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from approximately $23 million to $26 million.
(e) Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million. On January 4, 2019, we acquired a portion of the noncontrolling interest in Brook 35 for $0.8 million, bringing the noncontrolling ownership interest down to 6.5%.
(f) At December 31, 2018, we had letters of credit outstanding of approximately $1.3 million.

Off-Balance Sheet Arrangements
At December 31, 2018, we have three real estate related equity method investments with total debt outstanding of $112.6 million, of which our share is $54.1 million. Our investment in these ventures at December 31, 2018 was $26.9 million.
Other than the items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2018 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2018:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2018	Stated Interest Rate as of December 31, 2018	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Rollingwood Apartments	24,050	$20,331	5.54%	May 1, 2019
The Shops at Sunset Place	Acquired	64,453	5.62%	September 1, 2020
29th Place	Acquired	4,117	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	17,006	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,409	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	69,310	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,936	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	5,941	5.36%	January 15, 2031
Subtotal		475,308
Net unamortized premium and debt issuance costs		(929)
Total mortgages payable		474,379
Notes payable
Term Loan	275,000	275,000	LIBOR + 0.90%	November 21, 2019
Revolving credit facility (1)	800,000	—	LIBOR + 0.825%	April 20, 2020
Various	7,239	4,392	11.31%	Various through 2028
Subtotal		279,392
Net unamortized debt issuance costs		(365)
Total notes payable		279,027
Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(14,921)
Total senior notes and debentures		2,404,279
Capital lease obligations
Various		71,519	Various	Various through 2106
Total debt and capital lease obligations		$3,229,204
_____________________

1)
The maximum amount drawn under our revolving credit facility during 2018 was $177.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 2.7%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2018, we were in compliance with all of the financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, as of December 31, 2018, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2018:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2019	$275,551		$25,795	(1)	$46	$301,392
2020	613	(2)	65,539		46	66,198
2021	250,682		30,541		51	281,274
2022	250,758		117,018		56	367,832
2023	275,787		730		55,043	331,560
Thereafter	1,645,201		235,685		16,277	1,897,163
	$2,698,592		$475,308		$71,519	$3,245,419	(3)
_____________________

1)	2019 maturities include a $20.3 million mortgage loan, which was paid off at par on January 31, 2019, prior to its original maturity date.

2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2018, there was no outstanding balance under this credit facility.

3)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2018.

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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income (loss) which is included in accumulated other comprehensive income (loss) on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, the default risk of the counterparty is evaluated by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
Prior to November 1, 2018, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. As of December 31, 2018, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix their debt at 5.206%. Both swaps were designated and qualify for cash flow hedge accounting. Hedge ineffectiveness has not impacted earnings in 2018, 2017 and 2016.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$249,026	$297,870	$258,883
Net income attributable to noncontrolling interests	(7,119)	(7,956)	(8,973)
Gain on sale of real estate and change in control of interests, net	(11,915)	(77,632)	(31,133)
Depreciation and amortization of real estate assets	213,098	188,719	169,198
Amortization of initial direct costs of leases	24,603	19,124	16,875
Funds from operations	467,693	420,125	404,850
Dividends on preferred shares (1)	(7,500)	(1,917)	(541)
Income attributable to operating partnership units	3,053	3,143	3,145
Income attributable to unvested shares	(1,469)	(1,374)	(1,095)
Funds from operations available for common shareholders (2)	$461,777	$419,977	$406,359
Weighted average number of common shares, diluted (1)	74,153	73,122	71,869

Funds from operations available for common shareholders, per diluted share (2)	$6.23	$5.74	$5.65
_____________________

(1)
For the year ended December 31, 2018 and 2017, dividends on our Series 1 preferred stock are not deducted in the calculation of FFO available to common shareholders, as the related shares are dilutive and included in "weighted average common shares, diluted." The weighted average common shares used to compute FFO per diluted common share also includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

(2)
If the $12.3 million early extinguishment of debt charge incurred in 2017 was excluded, our FFO available for common shareholders for 2017 would have been $432.2 million, and FFO available for common shareholders, per diluted share would have been $5.91.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2018, we had $2.9 billion of fixed-rate debt outstanding; we also had capital lease obligations of $71.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2018 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $203.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2018 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $234.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2018, we had $275.0 million of variable rate debt outstanding. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $2.8 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market rates decreased 1.0%, our annual interest expense would decrease by approximately $2.8 million with a corresponding increase in our net income and cash flows for the year.
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
Our management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.
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
We assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2018.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, and November 2, 2016 (previously files a Exhibit 3.2 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 1-07533) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.5
Articles Supplementary relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 3.2 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

10.1
* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the "1999 1Q Form 10-Q") and incorporated herein by reference)

10.2
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 13, 2019.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 13, 2019
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President-Chief Financial	February 13, 2019
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 13, 2019
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 13, 2019
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 13, 2019
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 13, 2019
Elizabeth I. Holland

/S/ MARK S. ORDAN	Trustee	February 13, 2019
Mark S. Ordan

/S/ GAIL P. STEINEL	Trustee	February 13, 2019
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 13, 2019
Warren M. Thompson

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2018, and our report dated February 13, 2019 expressed an unqualified opinion on those financial statements.

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
Charlotte, North Carolina
February 13, 2019

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2019 expressed an unqualified opinion.

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
Charlotte, North Carolina
February 13, 2019

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,701,804 and $1,639,486 of consolidated variable interest entities, respectively)	$7,307,622	$6,950,188
Construction-in-progress (including $51,313 and $43,393 of consolidated variable interest entities, respectively)	495,274	684,873
Assets held for sale	16,576	—
	7,819,472	7,635,061
Less accumulated depreciation and amortization (including $292,374 and $247,410 of consolidated variable interest entities, respectively)	(2,059,143)	(1,876,544)
Net real estate	5,760,329	5,758,517
Cash and cash equivalents	64,087	15,188
Accounts and notes receivable	142,237	209,877
Mortgage notes receivable, net	30,429	30,429
Investment in real estate partnerships	26,859	23,941
Prepaid expenses and other assets	265,703	237,803
TOTAL ASSETS	$6,289,644	$6,275,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $444,388 and $460,372 of consolidated variable interest entities, respectively)	$474,379	$491,505
Capital lease obligations	71,519	71,556
Notes payable	279,027	320,265
Senior notes and debentures	2,404,279	2,401,440
Accounts payable and accrued expenses	177,922	196,332
Dividends payable	78,207	75,931
Security deposits payable	17,875	16,667
Other liabilities and deferred credits	182,898	169,388
Total liabilities	3,686,106	3,743,084
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	136,208	141,157
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 74,249,633 and 73,090,877 shares issued and outstanding, respectively	745	733
Additional paid-in capital	3,004,442	2,855,321
Accumulated dividends in excess of net income	(818,877)	(749,367)
Accumulated other comprehensive (loss) income	(416)	22
Total shareholders’ equity of the Trust	2,345,891	2,266,706
Noncontrolling interests	121,439	124,808
Total shareholders’ equity	2,467,330	2,391,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,289,644	$6,275,755

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
REVENUE
Rental income	$895,698	$841,461	$786,583
Other property income	16,589	12,825	11,015
Mortgage interest income	3,149	3,062	3,993
Total revenue	915,436	857,348	801,591
EXPENSES
Rental expenses	173,094	164,890	158,326
Real estate taxes	114,776	107,839	95,286
General and administrative	33,600	36,281	33,399
Depreciation and amortization	244,245	216,050	193,585
Total operating expenses	565,715	525,060	480,596
OPERATING INCOME	349,721	332,288	320,995
Other interest income	942	475	374
Interest expense	(110,154)	(100,125)	(94,994)
Early extinguishment of debt	—	(12,273)	—
(Loss) income from real estate partnerships	(3,398)	(417)	50
INCOME FROM CONTINUING OPERATIONS	237,111	219,948	226,425
Gain on sale of real estate and change in control of interests, net	11,915	77,922	32,458
NET INCOME	249,026	297,870	258,883
Net income attributable to noncontrolling interests	(7,119)	(7,956)	(8,973)
NET INCOME ATTRIBUTABLE TO THE TRUST	241,907	289,914	249,910
Dividends on preferred shares	(8,042)	(2,458)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$233,865	$287,456	$249,369
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.18	$3.97	$3.51
Weighted average number of common shares	73,274	72,117	70,877
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.18	$3.97	$3.50
Weighted average number of common shares	73,302	72,233	71,049

NET INCOME	$249,026	$297,870	$258,883
Other comprehensive (loss) income - change in value of interest rate swaps	(438)	2,599	1,533
COMPREHENSIVE INCOME	248,588	300,469	260,416
Comprehensive income attributable to noncontrolling interests	(7,119)	(7,956)	(8,973)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$241,469	$292,513	$251,443

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2015	399,896	$9,997	69,493,392	$696	$2,381,867	$(724,701)	$(4,110)	$118,182	1,781,931
Net income, excluding $2,713 attributable to redeemable noncontrolling interests	—	—	—	—	—	249,910	—	6,260	256,170
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	1,533	—	1,533
Dividends declared to common shareholders	—	—	—	—	—	(274,402)	—	—	(274,402)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(7,546)	(7,546)
Common shares issued	—	—	2,156,671	21	324,170	—	—	—	324,191
Exercise of stock options	—	—	55,365	1	4,541	—	—	—	4,542
Shares issued under dividend reinvestment plan	—	—	15,619	—	2,387	—	—	—	2,387
Share-based compensation expense, net of forfeitures	—	—	134,913	2	11,225	—	—	—	11,227
Shares withheld for employee taxes	—	—	(30,671)	—	(4,451)	—	—	—	(4,451)
Conversion and redemption of OP units	—	—	170,608	2	18,677	—	—	(18,679)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	885	885
Adjustment to redeemable noncontrolling interests	—	—	—	—	(20,091)	—	—	—	(20,091)
BALANCE AT DECEMBER 31, 2016	399,896	9,997	71,995,897	722	2,718,325	(749,734)	(2,577)	99,102	2,075,835
January 1, 2017 adoption of new accounting standard	—	—	—	—	83	(83)	—	—	—
Net income, excluding $3,874 attributable to redeemable noncontrolling interests	—	—	—	—	—	289,914	—	4,082	293,996
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	2,599	—	2,599
Dividends declared to common shareholders	—	—	—	—	—	(287,006)	—	—	(287,006)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,458)	—	—	(2,458)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,560)	(5,560)
Common shares issued, net	—	—	826,592	8	108,240	—	—	—	108,248
Preferred shares issued, net	6,000	150,000			(5,035)				144,965
Exercise of stock options	—	—	152,634	2	9,977	—	—	—	9,979
Shares issued under dividend reinvestment plan	—	—	17,911	—	2,373	—	—	—	2,373
Share-based compensation expense, net of forfeitures	—	—	107,522	1	12,370	—	—	—	12,371
Shares withheld for employee taxes	—	—	(29,709)	—	(4,229)	—	—	—	(4,229)
Conversion and redemption of OP units	—	—	20,030	—	2,569	—	—	(2,569)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,331	35,331
Purchase of noncontrolling interests					42			(5,578)	(5,536)
Adjustment to redeemable noncontrolling interests	—	—	—	—	10,606	—	—	—	10,606
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $3,865 attributable to redeemable noncontrolling interests	—	—	—	—	—	241,907	—	3,254	245,161
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(438)	—	(438)
Dividends declared to common shareholders	—	—	—	—	—	(297,347)	—	—	(297,347)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,175)	(5,175)
Common shares issued, net	—	—	987,461	10	126,061	—	—	—	126,071
Exercise of stock options	—	—	105,803	1	4,571	—	—	—	4,572
Shares issued under dividend reinvestment plan	—	—	17,952	—	2,159	—	—	—	2,159
Share-based compensation expense, net of forfeitures	—	—	55,223	1	12,735	—	—	—	12,736
Shares withheld for employee taxes	—	—	(8,432)	—	(958)	—	—	—	(958)
Conversion and redemption of OP units	—	—	749	—	(544)	—	—	(5,468)	(6,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,020	4,020
Adjustment to redeemable noncontrolling interests	—	—	—	—	5,097	—	$—	—	5,097
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
OPERATING ACTIVITIES
Net income	$249,026	$297,870	$258,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,245	216,050	193,585
Gain on sale of real estate and change in control of interests, net	(11,915)	(77,922)	(32,458)
Early extinguishment of debt	—	12,273	—
Loss (income) from real estate partnerships	3,398	417	(50)
Other, net	4,147	(2,674)	474
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	12,353	—	—
Decrease in accounts receivable, net	917	2,059	1,868
(Increase) decrease in prepaid expenses and other assets	(2,070)	(3,695)	214
Increase in accounts payable and accrued expenses	2,650	14,242	7,159
Increase (decrease) in security deposits and other liabilities	13,937	208	(2,003)
Net cash provided by operating activities	516,688	458,828	427,672
INVESTING ACTIVITIES
Acquisition of real estate	(13,503)	(437,772)	(142,958)
Capital expenditures - development and redevelopment	(302,120)	(441,984)	(379,720)
Capital expenditures - other	(66,138)	(76,952)	(57,560)
Proceeds from sale of real estate and real estate partnership interests	177,775	136,055	—
Proceeds from partnership formation	37,998	—	—
Investment in real estate partnerships	(1,037)	(696)	(7,220)
Distribution from real estate partnership in excess of earnings	275	1,729	3,910
Leasing costs	(25,430)	(16,656)	(18,299)
(Issuance) repayment of mortgage and other notes receivable, net	(67)	(1,646)	11,626
Net cash used in investing activities	(192,247)	(837,922)	(590,221)
FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility, net of costs	(41,000)	41,000	(56,916)
Issuance of senior notes, net of costs	—	572,134	241,795
Redemption and retirement of senior notes	—	(161,930)	—
Repayment of mortgages, capital leases, and notes payable	(16,620)	(56,328)	(49,559)
Issuance of common shares, net of costs	130,918	118,583	329,103
Issuance of preferred shares, net of costs	—	144,991	—
Dividends paid to common and preferred shareholders	(301,194)	(282,995)	(267,694)
Shares withheld for employee taxes	(958)	(4,229)	(4,451)
Contributions from noncontrolling interests	2,838	13,449	662
Distributions to and redemptions of noncontrolling interests	(15,293)	(15,230)	(24,102)
Net cash (used in) provided by financing activities	(241,309)	369,445	168,838
Increase (decrease) in cash, cash equivalents, and restricted cash	83,132	(9,649)	6,289
Cash, cash equivalents, and restricted cash at beginning of year	25,200	34,849	28,560
Cash, cash equivalents, and restricted cash at end of year	$108,332	$25,200	$34,849

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2018, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2017 and 2016 amounts have been reclassified to conform to current period presentation.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2018 and 2017, our allowance for doubtful accounts was $12.7 million and $11.8 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2018 and 2017, accounts receivable include approximately $97.4 million and $93.1 million, respectively, related to straight-line rents.
We completed construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Beginning on January 1, 2018, with the adoption of ASU 2014-09, "Revenue from Contracts with Customers," (see "Recent Accounting Pronouncements" for discussion of change in timing of revenue recognition), gains or losses on the sale of these condominium units are recognized as the condominium units are legally sold. In 2017, we accounted for contracted condominium sales under the percentage-of completion method, based on an evaluation of the criteria specified in ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales,” including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project was beyond a preliminary phase, whether sufficient units had been contracted to ensure the project would not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer had made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria had not been met, no profit was recognized. The application of these criteria can be complex and required us to make assumptions.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2018, 2017 and 2016, real estate depreciation expense was $216.0 million, $193.3 million and $173.2 million, respectively, including amounts from real estate sold and assets under capital lease obligations.
Effective January 1, 2018, (upon the adoption of ASU 2014-09, "Revenue from Contracts with Customers," as amended and interpreted) sales of real estate are recognized generally upon the transfer of control, which usually occurs when the real estate is legally sold. Prior to January 1, 2018, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and we had no significant continuing involvement. The application of these criteria can be complex and required us to make assumptions. We believe the relevant criteria were met for all real estate sold during the periods presented.
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
We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount, at which time, the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell.
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2018, we had $70.6 million in excess of the FDIC insured limit.
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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income (loss) which is included in accumulated other comprehensive income (loss) on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, the default risk of the counterparty is evaluated by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
Prior to November 1, 2018, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. As of December 31, 2018, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. Both swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2018, 2017 and 2016.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. We receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2018 and 2017.
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
At December 31, 2018 and 2017, we had two mortgage notes receivable, with aggregate carrying amounts of $30.4 million, and weighted average interest rates of 10.3% and 10.0%, respectively, which were secured by first mortgages on retail buildings.
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
Our equity method investments in the Pike & Rose hotel joint venture, the Assembly Row hotel joint venture, and the La Alameda shopping center are also considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of the joint ventures, we are not the primary beneficiary and do not consolidate. As of December 31, 2018 and 2017, our investment in these joint ventures and maximum exposure to loss was $26.9 million and $23.9 million, respectively.
In addition, we have 18 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets and mortgage payables related to variable interest entities included in our consolidated balance sheets were approximately $1.5 billion and $444.4 million, respectively, as of December 31, 2018, and $1.4 billion and $460.4 million, respectively, as of December 31, 2017.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2018	2017
	(In thousands)
Beginning balance	$141,157	$143,694
Net income	3,865	3,874
Contributions	354	11,109
Distributions & Redemptions	(4,071)	(6,914)
Change in redemption value	(5,097)	(10,606)
Ending balance	$136,208	$141,157
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2015. As of December 31, 2018 and 2017, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
Segment Information
Our primary business is the ownership, management, and redevelopment of retail and mixed-use properties. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using property operating income, which consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. No individual commercial or residential property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

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

In 2017, gains on contracted condominium sales were recognized using the percentage-of-completion method, with the gain recognized once certain criteria were met in advance of legal closing. Under the new guidance, condominium sale gains are recognized as the condominium units are legally sold, which is typically upon closing. $5.4 million of condominium gains (net of $1.4 million of income taxes) recorded under the percentage-of-completion method in 2017 were reversed through opening accumulated dividends in excess of net income. If we had used the percentage-of-completion method during 2018, we would have recorded $0.7 million of condominium gains (net of $0.2 million of income taxes) in 2018.

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
January 2018
Prior to the adoption of this standard, "net cash provided by operating activities" was $423.7 million and $369.0 million for the years ended December 31, 2017 and 2016, respectively, and "net cash used in investing activities" was $590.2 million and $353.8 million for the years ended December 31, 2017 and 2016, respectively. After the adoption, "net cash provided by operating activities" was $458.8 million and $427.7 million for the years ended December 31, 2017 and 2016, respectively, and "net cash used in investing activities" was $837.9 million and $590.2, for the years ended December 31, 2017 and 2016, respectively. The reclassification is reflected in "increase in cash, cash equivalents, and restricted cash" in the Consolidated Statements of Cash Flows. See additional disclosures in "Consolidated Statement of Cash Flows - Supplemental Disclosures."

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
		January 2018	The adoption of this standard did not have a significant impact on our consolidated financial statements, as there have been no modifications to awards for the year ending December 31, 2018.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters

Adopted subsequent to December 31, 2018:

Leases (Topic 842) and related updates:

ASU 2016-02,
  February 2016,
  Leases (Topic 842)

  ASU 2018-10, July
  2018, Codification
  improvements to Topic
  842, Leases

  ASU 2018-11, July
  2018, Leases (Topic
  842)

  ASU 2018-20,
  December 2018,
  Leases (Topic 842)
  Narrow Scope
  Improvements for
  Lessors

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

ASU 2018-20 provides narrow scope amendments including the requirement to exclude variable payments made by the lessee to a third party on behalf of the lessor from revenue (e.g., lessee payments of real estate taxes made directly to the taxing authority on behalf of the lessor are excluded from revenue).
January 2019
We have elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption (i.e., January 1, 2019), and therefore, will not retrospectively adjust prior periods presented. We have also elected to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases. The primary impact of adoption on January 1, 2019 will be to record a lease obligation liability and right of use asset for operating leases where we are the lessee. The most significant of these operating leases are ground leases at 14 properties.  The lease obligation liability and right of use asset (prior to adjustments for unamortized direct costs and purchase accounting assets/liabilities) to be recorded on January 1, 2019 approximates $75 million.

Given our application of the practical expedients noted above, we will apply the lease classification requirements under ASC Topic 842 for all new leases or existing leases that are modified after the adoption date and we will no longer be able to capitalize certain costs related to these leases. For the year ended December 31, 2018, we capitalized approximately $7.5 million of internal leasing and external legal leasing costs. For new leases and existing leases that are modified after the effective date, only a portion of these types of costs can be capitalized and as a result, the costs that no longer qualify for capitalization will be included in “general and administrative expense” in the period incurred.

Additionally, the presentation of certain rental income and rental expense on the consolidated statements of comprehensive income will be impacted. For the year ended December 31, 2018, rental income and rental expense include $6.5 million relating to real estate taxes paid by tenants on our behalf directly to taxing authorities. Effective January 1, 2019, payments of this nature will no longer be recorded gross as revenue and expense on the consolidated statements of comprehensive income.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
Not Yet Adopted:
Financial Instruments - Credit Losses (Topic 326) and related updates:

ASU 2016-13, June
  2016, Financial
  Instruments - Credit
  Losses (Topic 326)

ASU 2018-19,
  November 2018,
  Codification
improvements to
  Topic 326, Financial
  Instruments - Credit
  Losses

This ASU changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements.

ASU 2018-19 clarifies that impairment of of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.
		January 2020	This standard is not expected to have a significant impact to our consolidated financial statements.

ASU 2018-15, August 2018, Intangibles - Goodwill and Other Internal Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement. Entities will expense costs during the preliminary project and post-implementation stages as they are incurred.

The guidance can be applied prospectively to all implementation costs incurred after th date of adoption or retrospectively in accordance with ASC 250-10-45-5 through ASC 250-10-45-10.
		January 2020	This standard is not expected to have a significant impact to our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$129,001	$125,684	$113,016
Interest capitalized	(18,847)	(25,559)	(18,022)
Interest expense	$110,154	$100,125	$94,994
Cash paid for interest, net of amounts capitalized	$107,494	$105,201	$90,185
Cash paid for income taxes	$675	$352	$296
NON-CASH INVESTING AND FINANCING TRANSACTIONS (1):
Mortgage loans refinanced	$—	$166,823	$—
Mortgage loans assumed with acquisition	$—	$79,401	$34,385
DownREIT operating partnership units issued with acquisition	$—	$5,918	$—
DownREIT operating partnership units redeemed for common shares	$101	$2,569	$18,679
Shares issued under dividend reinvestment plan	$1,884	$2,017	$2,017
Contribution from noncontrolling interest	$1,435	$—	$—

(1) See Note 3 for additional disclosures relating to our investment in the Assembly Row hotel joint venture.

Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place. These costs include third party commissions and salaries and personnel costs related to obtaining a lease. Capitalized lease costs are amortized over the initial term of the related lease which generally ranges from three to ten years. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow and therefore, we classify cash outflows related to leasing costs as an investing activity in our consolidated statements of cash flows. See the "Recent Accounting Pronouncements Adopted Subsequent to December 31, 2018," section in this note for further discussion regarding the change in accounting for lease costs.

	December 31,
	2018	2017
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$64,087	$15,188
Restricted cash (1)	44,245	10,012
Total cash, cash equivalents, and restricted cash	$108,332	$25,200

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2018
Retail and mixed-use properties	$7,680,653	$(2,000,274)	$454,053
Retail properties under capital leases	127,719	(49,216)	71,519
Residential	11,100	(9,653)	20,326
	$7,819,472	$(2,059,143)	$545,898
December 31, 2017
Retail and mixed-use properties	$7,500,929	$(1,821,046)	$470,720
Retail properties under capital leases	123,346	(46,140)	71,556
Residential	10,786	(9,358)	20,785
	$7,635,061	$(1,876,544)	$563,061
The residential property investment is our investment in Rollingwood Apartments. All of other residential units are included in retail and mixed-use properties.
2018 Property Acquisitions and Dispositions
On June 15, 2018, we formed a new joint venture to develop Jordan Downs Plaza which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. We initially invested $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Jordan Downs Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at December 31, 2018 of $32.2 million reflects cash that will ultimately be used for the development of the shopping center, and is included in "prepaid expenses and other assets" on our consolidated balance sheet. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
In August 2018, we contributed hotel related assets valued at $44.0 million to our Assembly Row hotel joint venture, and received a cash distribution of $38.0 million. At December 31, 2018, our investment in the venture was $5.6 million. The joint venture is considered a variable interest entity controlled by our partner, and as a result, we are using the equity method to account for our investment.
On August 16, 2018, we sold the residential building at our Chelsea Commons property in Chelsea, Massachusetts for a sales price of $15.0 million, resulting in a gain of 3.1 million.
On November 9, 2018, we sold our Atlantic Plaza property in North Reading, Massachusetts for a sales price of $27.2 million, resulting in a gain of $1.6 million.
On November 29, 2018, we acquired a 40,000 square foot building adjacent to our Bell Gardens property for $9.6 million.
During the year ended December 31, 2018, we closed on the sale of 176 condominium units at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $133.5 million, For the year ended December 31, 2018, we recognized a gain of $7.2 million, net of $1.6 million of income taxes. The cost basis for remaining condominium units that are ready for their intended use as of December 31, 2018 is $16.6 million, and is included in "assets held for sale" on our consolidated balance sheets.
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
For the year ended December 31, 2017, we recognized a $5.4 million gain, net of $1.4 million of income taxes, related to the sale of condominiums at our Assembly Row property based on the percentage-of-completion method. In connection with recording the gain, we recognized a receivable of $67.1 million as of December 31, 2017. See discussion in Note 2 to the Consolidated Financial Statements with respect to the change in accounting for condominium gains.

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

	December 31, 2018		December 31, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$49,128	$(33,843)	$52,393	$(31,406)
Below market leases, lessee	34,604	(2,533)	34,604	(1,705)
Total	$83,732	$(36,376)	$86,997	$(33,111)

Below market leases, lessor	$(189,379)	$65,408	$(193,085)	$56,716
Above market leases, lessee	(9,084)	1,065	(9,084)	560
Total	$(198,463)	$66,473	$(202,169)	$57,276

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Amortization of above market leases, lessor	$(5,608)	$(6,005)	$(6,726)
Amortization of below market leases, lessor	12,445	10,726	8,551
Net increase in rental income	$6,837	$4,721	$1,825

Amortization of below market leases, lessee	$828	$781	$255
Amortization of above market leases, lessee	(505)	(290)	(135)
Net increase in rental expense	$323	$491	$120
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2018

Above market leases, lessor	4.0 years
Below market leases, lessee	40.6 years
Below market leases, lessor	19.0 years
Above market leases, lessee	15.9 years
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2019	$3,720	$9,284
2020	3,086	8,290
2021	2,730	7,677
2022	2,320	7,296
2023	2,191	7,030
Thereafter	33,309	92,413
	$47,356	$131,990

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2018 and 2017:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2018	2017	December 31, 2018	December 31, 2018
Mortgages payable	(Dollars in thousands)
The Grove at Shrewsbury (West)	$—	$10,545	6.38%	March 1, 2018
Rollingwood Apartments	20,331	20,820	5.54%	May 1, 2019
The Shops at Sunset Place	64,453	66,603	5.62%	September 1, 2020
29th Place	4,117	4,341	5.91%	January 31, 2021
Sylmar Towne Center	17,006	17,362	5.39%	June 6, 2021
Plaza Del Sol	8,409	8,579	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	69,310	71,054	4.20%	January 10, 2022
Azalea	40,000	40,000	3.73%	November 1, 2025
Bell Gardens	12,936	13,184	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	5,941	6,268	5.36%	January 15, 2031
Subtotal	475,308	491,561
Net unamortized premium and debt issuance costs	(929)	(56)
Total mortgages payable	474,379	491,505
Notes payable
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2019
Revolving credit facility	—	41,000	LIBOR + 0.825%	April 20, 2020
Various	4,392	4,819	11.31%	Various through 2028
Subtotal	279,392	320,819
Net unamortized debt issuance costs	(365)	(554)
Total notes payable	279,027	320,265
Senior notes and debentures
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	2,419,200	2,419,200
Net unamortized discount and debt issuance costs	(14,921)	(17,760)
Total senior notes and debentures	2,404,279	2,401,440
Capital lease obligations
Various	71,519	71,556	Various	Various through 2106
Total debt and capital lease obligations	$3,229,204	$3,284,766
On March 1, 2018, we repaid the $10.5 million mortgage loan on The Grove at Shrewsbury (West) at par.
On August 10, 2018, we exercised our option to extend the maturity date of our $275.0 million unsecured term loan by one year to November 21, 2019.
During 2018, 2017 and 2016, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $177.0 million, $344.0 million and $251.5 million, respectively. The weighted average amount of borrowings outstanding was $83.1 million, $147.5 million and $77.3 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 2.7%, 1.9% and 1.3%, respectively. The revolving credit facility requires an annual facility fee of

$1.0 million. At December 31, 2018, our revolving credit facility had no balance outstanding, and had $41.0 million outstanding at December 31, 2017.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2018, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2018 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2019	$25,795	(1)	$275,551		$—	$301,346
2020	65,539		613	(2)	—	66,152
2021	30,541		682		250,000	281,223
2022	117,018		758		250,000	367,776
2023	730		787		275,000	276,517
Thereafter	235,685		1,001		1,644,200	1,880,886
	$475,308		$279,392		$2,419,200	$3,173,900	(3)
 _____________________

(1)	2019 maturities include a $20.3 million mortgage loan, which was paid off at par on January 31, 2019, prior to its original maturity date.

(2)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of December 31, 2018, there was no outstanding balance under this credit facility.

(3)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2018.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2018, are as follows:

(In thousands)
Year ending December 31,
2019	$5,800
2020	5,800
2021	5,800
2022	5,810
2023	60,013
Thereafter	82,862
166,085
Less amount representing interest	(94,566)
Present value	$71,519

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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$753,406	$751,361	$811,770	$824,419
Senior notes and debentures	$2,404,279	$2,371,392	$2,401,440	$2,498,445

During 2018, we had two interest rate swap agreements with a notional amount of $275.0 million that were measured at fair value on a recurring basis, which expired on November 1, 2018. The interest rate swap agreements fixed the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. The fair values of the interest rate swap agreements were based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2017 was an asset of less than $0.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2018, we reclassified $0.5 million from other comprehensive income as a decrease to interest expense. The value of our interest rate swaps increased $2.6 million in 2017 (including $1.8 million reclassified from other comprehensive income as an increase to interest expense). These changes in value are included in "accumulated other comprehensive income." A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$—	$—	$—	$—	$22	$—	$22
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. During 2018, our share of the change in fair value of the related swaps included in "accumulated other comprehensive (loss) income" was $0.4 million.
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
In November 2016, we were included as a defendant in a class action lawsuit, in the circuit court for Montgomery County, Maryland, related to predatory towing by a third party company we had retained to provide towing services at several of our properties in Montgomery County, Maryland. Given the costs and risks of continuing litigation on this matter, we elected to participate in a settlement for which our share was approximately $0.4 million, and was reimbursed by insurance. The settlement did not cover liability for certain tows that were included in the lawsuit that the defendant class believes cannot be pursued because of the statute of limitations. Accordingly, we do not believe we should have any additional liability for these remaining tows; however, if we are unsuccessful in dismissing these tows from the litigation, our liability would be less than $0.1 million.
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
At December 31, 2018 and 2017, our reserves for general liability costs were $3.1 million and $3.3 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During both 2018 and 2017, we made payments from these reserves of $1.4 million. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2018, we had letters of credit outstanding of approximately $1.3 million.
As of December 31, 2018 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $568.2 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2018:

(In thousands)
Year ending December 31,
2019	$4,794
2020	4,807
2021	4,815
2022	4,931
2023	4,971
Thereafter	184,803
$209,121
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from approximately $78 million to $83 million.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
The other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from approximately $13 million to $14 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from approximately $23 million to $26 million.
Effective January 1, 2017, the other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.8% interest in The Grove at Shrewsbury and approximately 8.8% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2018, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million. On January 4, 2019, we acquired a portion of the noncontrolling interest in Brook 35 for $0.8 million, bringing the noncontrolling ownership interest down to 6.5%.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 738,423 downREIT operating partnership units are outstanding which have a total fair value of $87.2 million, based on our closing stock price on December 31, 2018.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2018, 2017 and 2016, 17,952 shares, 17,911 shares and 15,619 shares, respectively, were issued under the Plan.
On September 29, 2017, we issued 6,000,000 Depositary Shares, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share) in an underwritten public offering, which were outstanding as of December 31, 2018 and 2017. The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million for the year ended December 31, 2017.
As of December 31, 2018, 2017, and 2016, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2018, we issued 987,383 common shares at a weighted average price per share of $129.19 for net cash proceeds of $126.1 million and paid $1.3 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2017, we issued 826,517 common shares at a weighted average price per share of $132.56 for net cash proceeds of $108.3 million and paid $1.1 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2018, we had the capacity to issue up to $272.4 million in common shares under our ATM equity program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2018		2017		2016
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.040	$4.020	$3.960	$3.940	$3.840	$3.800
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.306	$0.368	$—	$—	$—

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2018	2017	2016
Common shares
Ordinary dividend	$3.859	$3.940	$3.800
Ordinary dividend eligible for 15% rate	0.161	—	—
	$4.020	$3.940	$3.800
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.300	$1.354	$1.354
Ordinary dividend eligible for 15% rate	0.054	—	—
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.254	$—	$—
Ordinary dividend eligible for 15% rate	0.052	$—	$—
	$1.306	$—	$—
On October 31, 2018, the Trustees declared a quarterly cash dividend of $1.02 per common share, payable January 15, 2019 to common shareholders of record on January 2, 2019.
NOTE 10—OPERATING LEASES
At December 31, 2018, our 104 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,000 commercial leases and 2,600 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2018, no one tenant or corporate group of tenants accounted for more than 2.7% of annualized base rent.
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
As of December 31, 2018, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales).

(In thousands)
Year ending December 31,
2019	$606,183
2020	561,265
2021	490,979
2022	418,337
2023	338,324
Thereafter	1,391,705
$3,806,793

NOTE 11—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Minimum rents
Retail and commercial	$616,137	$585,178	$549,552
Residential	71,001	55,416	49,465
Cost reimbursement	178,333	171,528	158,042
Percentage rent	11,241	11,148	10,977
Other	18,986	18,191	18,547
Total rental income	$895,698	$841,461	$786,583

Minimum rents include the following:

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Straight-line rents	$5.0	$12.9	$8.1
Net amortization of above and below market leases	$6.8	$4.7	$1.8
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Repairs and maintenance	$67,745	$67,996	$64,942
Utilities	27,635	25,763	24,968
Management fees and costs	24,024	22,297	20,823
Payroll	16,140	14,922	13,832
Marketing	7,935	9,007	8,520
Insurance	7,547	7,762	7,758
Bad debt expense	4,708	2,591	2,375
Ground rent	4,697	3,826	2,561
Other operating	12,663	10,726	12,547
Total rental expenses	$173,094	$164,890	$158,326

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Grants of common shares and options	$12,736	$12,371	$11,227
Capitalized share-based compensation	(1,017)	(1,385)	(1,310)
Share-based compensation expense	$11,719	$10,986	$9,917
In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (the "2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. As of December 31, 2018, we have grants outstanding under this one share-based compensation plan.
Option awards under the plan are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under the plan generally vest over three to seven years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2017.
The following table provides a summary of the weighted-average assumption used to value options granted in 2018 and 2016:

	Year Ended December 31,
	2018	2016
Volatility	18.0%	18.8%
Expected dividend yield	3.6%	2.8%
Expected term (in years)	7.5	6.0
Risk free interest rate	2.8%	1.5%
The following table provides a summary of option activity for 2018:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2017	106,485	$44.18
Granted	488	111.34
Exercised	(105,803)	43.48
Forfeited or expired	(488)	111.34
Outstanding at December 31, 2018	682	$152.34	7.1	$—
Exercisable at December 31, 2018	273	$152.34	7.1	$—
The weighted-average grant-date fair value of options granted in 2018 and 2016 was $14.42 and $19.52 per share, respectively. The total cash received from options exercised during 2018, 2017 and 2016 was $4.6 million, $10.0 million and $4.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $8.2 million, $10.7 million and $4.2 million, respectively.
The following table provides a summary of restricted share activity for 2018:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2017	237,171	$145.27
Granted	101,614	112.88
Vested	(86,294)	143.71
Forfeited	(46,391)	142.98
Unvested at December 31, 2018	206,100	$130.46
The weighted-average grant-date fair value of stock awarded in 2018, 2017 and 2016 was $112.88, $139.31 and $152.70, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2018, 2017 and 2016, was $9.7 million, $12.5 million and $13.8 million, respectively.
As of December 31, 2018, there was $14.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 5.4 years with a weighted-average period of 1.9 years.
Subsequent to December 31, 2018, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2019	6,177	Shares	Immediate	Trustees
February 5, 2019	103,658	Restricted Shares	3-5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $18,500 for 2018 and $18,000 for 2017 and 2016. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2018, 2017 and 2016 was approximately $688,000, $632,000 and $602,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2018 and 2017, we are liable to participants for approximately $12.0 million and $12.8 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2018, 2017, and 2016 we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options in 2018 and 2017, respectively, and no anti-dilutive stock options in 2016. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$237,111	$219,948	$226,425
Less: Preferred share dividends	(8,042)	(2,458)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(7,119)	(7,666)	(7,648)
Less: Earnings allocated to unvested shares	(930)	(942)	(702)
Income from continuing operations available for common shareholders	221,020	208,882	217,534
Gain on sale of real estate and change in control of interests, net	11,915	77,632	31,133
Net income available for common shareholders, basic and diluted	$232,935	$286,514	$248,667
DENOMINATOR
Weighted average common shares outstanding—basic	73,274	72,117	70,877
Effect of dilutive securities:
Stock options	28	116	172
Weighted average common shares outstanding—diluted	73,302	72,233	71,049

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.18	$3.97	$3.51
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.18	$3.97	$3.50
Income from continuing operations attributable to the Trust	$229,992	$212,282	$218,777

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2018
Revenue	$225,405	$224,902	$229,753	$235,376
Operating income	$86,145	$89,896	$90,342	$83,338
Net income(1)	$62,931	$65,533	$64,180	$56,382
Net income attributable to the Trust(1)	$61,247	$63,595	$62,558	$54,507
Net income available for common shareholders(1)	$59,237	$61,584	$60,548	$52,496
Earnings per common share—basic(1)	$0.81	$0.84	$0.82	$0.71
Earnings per common share—diluted(1)	$0.81	$0.84	$0.82	$0.71
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2017
Revenue	$207,389	$208,049	$217,953	$223,957
Operating income	$81,544	$83,090	$84,497	$83,157
Net income(2)	$58,070	$78,133	$108,882	$52,785
Net income attributable to the Trust(2)	$56,190	$76,291	$106,777	$50,656
Net income available for common shareholders(2)	$56,055	$76,156	$106,600	$48,645
Earnings per common share—basic(2)	$0.78	$1.05	$1.47	$0.67
Earnings per common share—diluted(2)	$0.78	$1.05	$1.47	$0.67

(1)
First and second quarter 2018 include net gains of $3.3 million and $4.0 million, respectively, related to condominiums sold at our Assembly Row and Pike & Rose properties. Third quarter 2018 includes a $3.1 million gain on sale of real estate from our residential building at our Chelsea Commons property. Fourth quarter 2018 includes a $1.6 million gain on sale of real estate from our Atlantic Plaza property. All of these transactions are further discussed in Note 3.

(2)
Second quarter 2017 includes a $15.4 million gain related to the sale of three ground lease parcels at our Assembly Row property in Somerville, Massachusetts. Third quarter 2017 includes a $50.8 million gain on sale of real estate from our 150 Post Street and North Lake Commons properties. Fourth quarter 2017 includes a $6.5 million gain related to the sale of a parcel of land at our Bethesda Row property. Additionally, second, third, and fourth quarter 2017 include net percentage-of-completion gains of $3.3 million, $0.6 million, and $1.5 million, respectively, related to condominiums under binding contract at our Assembly Row property. All of these transactions are further discussed in Note 3. Fourth quarter 2017 includes a $12.3 million early extinguishment of debt charge.

NOTE 16—SUBSEQUENT EVENT
On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)	$4,097	$10,211	$18,863	$11,777	$10,195	$30,656	$40,851	$13,410	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)		2,432	12,346	10,857	2,432	23,203	25,635	19,686	1953	1/12/1988	35 years
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	573,115	69,421	631,142	700,563	57,207	2005, 2012-2018	2005-2013	35 years
AZALEA (California)	39,655	40,219	67,117	115	40,219	67,232	107,451	3,586	2014	8/2/2017	35 years
BALA CYNWYD (Pennsylvania)		3,565	14,466	25,570	2,683	40,918	43,601	21,709	1955	9/22/1993	35 years
BARCROFT PLAZA (Virginia)		12,617	29,603	4,472	12,617	34,075	46,692	3,232	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	35 years
BARRACKS ROAD (Virginia)		4,363	16,459	47,397	4,363	63,856	68,219	44,674	1958	12/31/1985	35 years
BELL GARDENS (California)	12,492	24,403	85,947	183	24,403	86,130	110,533	6,000	1990, 2003, 2006	8/2/17 & 11/29/18	35 years
BETHESDA ROW (Maryland)		46,579	35,406	146,423	43,904	184,504	228,408	79,230	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)		—	24,715	60,396	4,094	81,017	85,111	49,569	1958	12/28/1989	35 years
BRISTOL PLAZA (Connecticut)		3,856	15,959	12,156	3,856	28,115	31,971	18,839	1959	9/22/1995	35 years
BROOK 35 (New Jersey)	11,283	7,128	38,355	2,548	7,128	40,903	48,031	6,860	1986/2004	1/1/2014	35 years
CAMPUS PLAZA (Massachusetts)		16,710	13,412	314	16,710	13,726	30,436	1,826	1970	1/13/2016	35 years
CHELSEA COMMONS (Massachusetts)	5,729	8,689	19,466	1,626	8,669	21,112	29,781	7,722	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	35 years
COCOWALK (Florida)		35,063	71,476	23,773	34,406	95,906	130,312	8,379	1990/1994, 1922-1973, 2018	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	35 years
COLORADO BLVD (California)		5,262	4,071	10,209	5,262	14,280	19,542	11,088	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	92,870	1,020	102,067	103,087	56,821	1965/2003	4/1/1965	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COURTHOUSE CENTER (Maryland)		1,750	1,869	2,866	1,750	4,735	6,485	2,115	1975	12/17/1997	35 years
CROSSROADS (Illinois)		4,635	11,611	18,490	4,635	30,101	34,736	17,297	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)		27,245	54,575	8,065	27,245	62,640	89,885	23,626	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	35 years
DARIEN (Connecticut)		30,368	19,523	4,278	30,368	23,801	54,169	3,722	1920-2009	4/3/13 & 7/20/18	35 years
DEDHAM PLAZA (Massachusetts)		14,841	12,918	14,925	14,841	27,843	42,684	16,192	1959	12/31/93 & 12/14/16	35 years
DEL MAR VILLAGE (Florida)		15,624	41,712	13,638	15,587	55,387	70,974	22,290	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	35 years
EAST BAY BRIDGE (California)		29,079	138,035	11,919	29,079	149,954	179,033	30,706	1994-2001, 2011/2012	12/21/2012	35 years
EASTGATE CROSSING (North Carolina)		1,608	5,775	27,193	1,608	32,968	34,576	20,680	1963	12/18/1986	35 years
ELLISBURG (New Jersey)		4,028	11,309	18,877	4,013	30,201	34,214	20,892	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)		19,117	15,829	16,057	19,117	31,886	51,003	17,459	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)		1,798	1,270	10,880	1,819	12,129	13,948	8,897	1960/1962	9/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)		10,216	17,895	42,145	10,216	60,040	70,256	44,673	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)		9,252	9,544	20,417	9,252	29,961	39,213	21,116	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)		1,345	3,943	11,699	1,507	15,480	16,987	6,517	1957	4/25/1980	35 years
FOURTH STREET (California)		13,978	9,909	104	13,978	10,013	23,991	635	1948,1975	5/19/2017	35 years
FREE STATE SHOPPING CENTER (Maryland)		18,581	41,658	5,271	18,581	46,929	65,510	5,530	1970	1/13/2016	35 years
FRESH MEADOWS (New York)		24,625	25,255	41,722	24,633	66,969	91,602	40,833	1946-1949	12/5/1997	35 years
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	4,610	12,696	25,413	38,109	12,944	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	15,716	5,973	22,715	28,688	18,358	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)		2,677	4,829	7,173	2,677	12,002	14,679	8,030	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)		2,068	4,905	20,363	2,068	25,268	27,336	21,247	1963	10/1/1985	35 years
GRAHAM PARK PLAZA (Virginia)		1,237	15,096	19,277	1,169	34,441	35,610	27,995	1971	7/21/1983	35 years
GRATIOT PLAZA (Michigan)		525	1,601	17,840	525	19,441	19,966	17,770	1964	3/29/1973	25.75 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
GREENLAWN PLAZA (New York)		10,590	20,869	380	10,590	21,249	31,839	2,618	1975/2004	1/13/2016	35 years
GREENWICH AVENUE (Connecticut)		7,484	5,444	1,199	7,484	6,643	14,127	4,360	1968	4/12/1995	35 years
HASTINGS RANCH PLAZA (California)		—	22,393	269	—	22,662	22,662	1,476	1958, 1984, 2006, 2007	2/1/2017	35 years
HAUPPAUGE (New York)		8,791	15,262	5,125	8,419	20,759	29,178	12,449	1963	8/6/1998	35 years
HERMOSA AVENUE (California)		1,116	280	4,829	1,368	4,857	6,225	3,528	1922	9/17/1997	35 years
HOLLYWOOD BLVD (California)		8,300	16,920	21,492	8,370	38,342	46,712	15,374	1929/1991	3/22/99 & 6/18/99	35 years
HUNTINGTON (New York)		12,194	16,008	18,537	12,194	34,545	46,739	16,411	1962	12/12/88, 10/26/07, & 11/24/15	35 years
HUNTINGTON SQUARE (New York)		—	10,075	2,748	506	12,317	12,823	3,780	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)		4,308	10,026	2,753	4,308	12,779	17,087	9,325	1991	4/15/1994	35 years
JORDAN DOWNS PLAZA (California)		—	3,255	11,697	—	14,952	14,952	—	2018	6/15/2018	N/A
KINGS COURT (California)		—	10,714	884	—	11,598	11,598	9,139	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	4,907	—	2,103	11,614	432	13,285	13,717	8,070	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)		720	2,974	18,742	720	21,716	22,436	15,900	1966	1/31/1985	35 years
LAUREL (Maryland)		7,458	22,525	27,843	7,462	50,364	57,826	38,950	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)		6,150	8,491	18,572	6,161	27,052	33,213	22,745	1972	7/23/1980 & 4/3/17	22 years
LEESBURG PLAZA (Virginia)		8,184	10,722	17,918	8,184	28,640	36,824	15,528	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)		79,382	19,247	50,936	79,346	70,219	149,565	24,578	1960-2008	8/24/2006	35 years
MELVILLE MALL (New York)		35,622	32,882	23,485	35,622	56,367	91,989	14,734	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	55,472	29,738	51,047	47,401	29,738	98,448	128,186	44,812	1975	10/14/03 & 1/31/17	25 - 35 years
MONTROSE CROSSING (Maryland)	69,310	48,624	91,819	21,542	48,624	113,361	161,985	28,916	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		10,068	33,501	41,621	10,150	75,040	85,190	36,802	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	1	2004	8/24/2006
NORTHEAST (Pennsylvania)		1,152	10,596	21,987	1,153	32,582	33,735	21,280	1959	8/30/1983	35 years
OLD KEENE MILL (Virginia)		638	998	7,151	638	8,149	8,787	5,715	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)		3,420	2,765	29,663	3,420	32,428	35,848	22,076	1962, 1997-1998	10/22/1997	35 years
OLIVO AT MISSION HILLS (California)		15,048	46,732	15,215	15,048	61,947	76,995	1,453	2017-2018	8/2/2017	35 years
PAN AM (Virginia)		8,694	12,929	7,892	8,695	20,820	29,515	15,818	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)		—	2,955	103,348	—	106,303	106,303	49,449	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)		2,800	6,461	21,898	2,800	28,359	31,159	24,001	1963	10/1/1985	35 years
PIKE & ROSE (Maryland)		31,471	10,335	524,922	27,929	538,799	566,728	36,543	1963, 2012-2018	5/18/82, 10/26/07, & 7/31/12	50 years
PIKE 7 PLAZA (Virginia)		14,970	22,799	10,274	14,914	33,129	48,043	17,690	1968	3/31/97 & 7/8/15	35 years
PLAZA DEL MERCADO (Maryland)		10,305	21,553	14,705	10,305	36,258	46,563	3,964	1969	1/13/2016	35 years
PLAZA DEL SOL (California)	8,532	5,605	12,331	—	5,605	12,331	17,936	720	2009	8/2/2017	35 years
PLAZA EL SEGUNDO/THE POINT (California)	124,244	62,127	153,556	70,231	64,463	221,451	285,914	46,765	2006/2007/2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	35 years
PLAZA PACOIMA (California)		38,138	12,227	—	38,138	12,227	50,365	773	2010	8/2/2017	35 years
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	6,525	3,319	14,982	18,301	10,359	1967	12/23/1994	35 years
QUINCE ORCHARD (Maryland)		3,197	7,949	28,316	2,928	36,534	39,462	21,216	1975	4/22/1993	35 years
RIVERPOINT CENTER (Illinois)		15,422	104,572	664	15,422	105,236	120,658	6,046	1989, 2012	3/31/2017	35 years
ROCKVILLE TOWN SQUARE (Maryland)	4,436	—	8,092	44,099	—	52,191	52,191	19,088	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	20,326	552	2,246	8,302	774	10,326	11,100	9,653	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)		4,840	6,319	2,697	4,840	9,016	13,856	5,518	1930	12/1/1995	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
SAN ANTONIO CENTER (California)		39,920	32,466	1,919	39,920	34,385	74,305	6,207	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015	35 years
SANTANA ROW (California)		66,682	7,502	887,246	53,217	908,213	961,430	200,651	1999-2006, 2009, 2011, 2014, 2016-2018	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	40 - 50 years
SAUGUS PLAZA (Massachusetts)		4,383	8,291	3,050	4,383	11,341	15,724	7,092	1976	10/1/1996	35 years
SYLMAR TOWNE CENTER (California)	17,446	18,522	24,636	325	18,522	24,961	43,483	1,319	1973	8/2/2017	35 years
THE AVENUE AT WHITE MARSH (Maryland)	52,543	20,682	72,432	26,626	20,685	99,055	119,740	35,323	1997	3/8/2007	35 years
THE GROVE AT SHREWSBURY (New Jersey)	42,776	18,016	103,115	4,223	18,021	107,333	125,354	17,289	1988/1993/2007	1/1/2014 & 10/6/14	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	403	4,441	13,252	17,693	5,387	2005 - 2006	3/8/2007	35 years
THE SHOPS AT SUNSET PLACE (Florida)	65,946	64,499	50,853	9,076	64,499	59,929	124,428	9,406	1999	10/1/2015	35 years
THIRD STREET PROMENADE (California)		22,645	12,709	45,765	25,125	55,994	81,119	34,348	1888-2000	1996-2000	35 years
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	4,399	7,280	14,807	22,087	9,328	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)		29,940	43,390	24,259	29,962	67,627	97,589	18,494	1989	1/19/11 & 6/13/14	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)		1,282	12,285	1,800	1,470	13,897	15,367	5,482	1969	6/29/2006	35 years
TOWSON RESIDENTIAL (FLATS @703) (Maryland)		2,328	—	20,047	2,328	20,047	22,375	837	2016-2017	3/8/2007	35 years
TROY HILLS (New Jersey)		3,126	5,193	30,974	5,865	33,428	39,293	22,105	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)		388	453	3,890	493	4,238	4,731	3,869	1954	1/17/1978	17 years
VILLAGE AT SHIRLINGTON (Virginia)	6,704	9,761	14,808	41,784	4,234	62,119	66,353	29,320	1940, 2006-2009	12/21/1995	35 years
WESTGATE CENTER (California)		6,319	107,284	42,767	6,319	150,051	156,370	54,800	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)		3,478	21,413	835	3,478	22,248	25,726	9,106	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)		31,953	1,843	146	31,983	1,959	33,942	874	1985	3/8/2007	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2018 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
WILDWOOD (Maryland)		9,111	1,061	14,197	9,111	15,258	24,369	8,727	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)		1,499	6,643	22,117	1,499	28,760	30,259	27,126	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)		3,192	7,723	92,318	7,790	95,443	103,233	60,517	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)		8,055	13,759	21,109	8,055	34,868	42,923	24,551	1948	10/29/1996	35 years
TOTALS	$545,898	$1,459,321	$2,416,071	$3,944,080	$1,422,834	$6,396,638	$7,819,472	$2,059,143

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2018 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2015	$6,064,406
Additions during period
Acquisitions	229,296
Improvements	483,932
Deduction during period—dispositions and retirements of property	(18,561)
Balance, December 31, 2016	6,759,073
Additions during period
Acquisitions	555,476
Improvements	492,541
Deduction during period—dispositions and retirements of property	(172,029)
Balance, December 31, 2017	7,635,061
Additions during period
Acquisitions	14,940
Improvements	407,225
Deduction during period—dispositions and retirements of property	(237,754)
Balance, December 31, 2018 (1)	$7,819,472
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $7.2 billion as of December 31, 2018.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2018
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2015	$1,574,041
Additions during period—depreciation and amortization expense	173,244
Deductions during period—dispositions and retirements of property	(18,051)
Balance, December 31, 2016	1,729,234
Additions during period—depreciation and amortization expense	193,340
Deductions during period—dispositions and retirements of property	(46,030)
Balance, December 31, 2017	1,876,544
Additions during period—depreciation and amortization expense	215,969
Deductions during period—dispositions and retirements of property	(33,370)
Balance, December 31, 2018	$2,059,143

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2018 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$21,179	$21,179 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
				$—	$30,429	$30,429	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $30.4 million as of December 31, 2018.

(2)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2018 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2015	$41,618
Deductions during period:
Collection and satisfaction of loans	(11,714)
Balance, December 31, 2016	29,904
Additions during period:
Issuance of loans	525
Balance, December 31, 2017	30,429
Balance, December 31, 2018	$30,429