Form 10-Q
period 2019-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2019-05-02
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07533
FEDERAL REALTY INVESTMENT TRUST
(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	52-0782497
(State of Organization)	(IRS Employer Identification No.)

1626 East Jefferson Street, Rockville, Maryland	20852
(Address of Principal Executive Offices)	(Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest, $.01 par value per share, with associated Common Share Purchase Rights	FRT	New York Stock Exchange
Depositary Shares, each representing 1/1000 of a share of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share	FRT-C	New York Stock Exchange
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on April 29, 2019 was 74,905,997.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2019

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,699,440 and $1,701,804 of consolidated variable interest entities, respectively)	$7,293,205	$7,307,622
Construction-in-progress (including $62,037 and $51,313 of consolidated variable interest entities, respectively)	540,192	495,274
Assets held for sale	10,771	16,576
	7,844,168	7,819,472
Less accumulated depreciation and amortization (including $301,029 and $292,374 of consolidated variable interest entities, respectively)	(2,105,159)	(2,059,143)
Net real estate	5,739,009	5,760,329
Cash and cash equivalents	43,003	64,087
Accounts and notes receivable, net	137,779	142,237
Mortgage notes receivable, net	30,429	30,429
Investment in partnerships	30,530	26,859
Operating lease right of use assets	95,402	—
Finance lease right of use assets	53,365	—
Prepaid expenses and other assets	221,849	265,703
TOTAL ASSETS	$6,351,366	$6,289,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $441,107 and $444,388 of consolidated variable interest entities, respectively)	$452,466	$474,379
Capital lease obligations	—	71,519
Notes payable, net	299,106	279,027
Senior notes and debentures, net	2,404,987	2,404,279
Accounts payable and accrued expenses	156,029	177,922
Dividends payable	78,547	78,207
Security deposits payable	19,381	17,875
Operating lease liabilities	75,057	—
Finance lease liabilities	72,071	—
Other liabilities and deferred credits	157,451	182,898
Total liabilities	3,715,095	3,686,106
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	134,708	136,208
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 74,836,984 and 74,249,633 shares issued and outstanding, respectively	752	745
Additional paid-in capital	3,071,981	3,004,442
Accumulated dividends in excess of net income	(843,947)	(818,877)
Accumulated other comprehensive loss	(625)	(416)
Total shareholders’ equity of the Trust	2,388,158	2,345,891
Noncontrolling interests	113,405	121,439
Total shareholders’ equity	2,501,563	2,467,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,351,366	$6,289,644
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
REVENUE
Rental income	$231,492	$224,648
Mortgage interest income	735	757
Total revenue	232,227	225,405
EXPENSES
Rental expenses	44,260	44,773
Real estate taxes	27,687	28,448
General and administrative	9,565	7,929
Depreciation and amortization	59,622	58,110
Total operating expenses	141,134	139,260

Gain on sale of real estate, net of tax	—	3,316

OPERATING INCOME	91,093	89,461

OTHER INCOME/(EXPENSE)
Other interest income	177	179
Interest expense	(28,033)	(26,184)
Loss from partnerships	(1,434)	(525)
NET INCOME	61,803	62,931
Net income attributable to noncontrolling interests	(1,659)	(1,684)
NET INCOME ATTRIBUTABLE TO THE TRUST	60,144	61,247
Dividends on preferred shares	(2,010)	(2,010)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$58,134	$59,237
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.78	$0.81
Weighted average number of common shares	74,200	72,905
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.78	$0.81
Weighted average number of common shares	74,200	72,968

COMPREHENSIVE INCOME	$61,594	$63,398

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$59,935	$61,714

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $876 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,144	—	783	60,927
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(209)	—	(209)
Dividends declared to common shareholders ($1.02 per share)	—	—	—	—	—	(76,106)	—	—	(76,106)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,266)	(1,266)
Common shares issued, net	—	—	446,132	5	59,348	—	—	—	59,353
Shares issued under dividend reinvestment plan	—	—	4,273	—	528	—	—	—	528
Share-based compensation expense, net of forfeitures	—	—	100,586	1	3,860	—	—	—	3,861
Shares withheld for employee taxes	—	—	(32,686)	—	(4,414)	—	—	—	(4,414)
Conversion and redemption of OP units	—	—	69,046	1	7,550	—	—	(7,551)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	667	—	—	—	667
BALANCE AT MARCH 31, 2019	405,896	$159,997	74,836,984	$752	$3,071,981	$(843,947)	$(625)	$113,405	$2,501,563

BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $1,015 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,247	—	669	61,916
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	467	—	467
Dividends declared to common shareholders ($1.00 per share)	—	—	—	—	—	(73,153)	—	—	(73,153)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,348)	(1,348)
Common shares issued, net	—	—	30	—	4	—	—	—	4
Exercise of stock options	—	—	30,000	1	1,261	—	—	—	1,262
Shares issued under dividend reinvestment plan	—	—	4,440	—	547	—	—	—	547
Share-based compensation expense, net of forfeitures	—	—	97,968	1	3,869	—	—	—	3,870
Shares withheld for employee taxes	—	—	(6,795)	—	(753)	—	—	—	(753)
Conversion and redemption of OP units	—	—	—	—	(532)	—	—	(2,646)	(3,178)
BALANCE AT MARCH 31, 2018	405,896	$159,997	73,216,520	$735	$2,859,717	$(769,311)	$489	$121,483	$2,373,110

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES
Net income	$61,803	$62,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,622	58,110
Gain on sale of real estate, net	—	(3,316)
Loss from partnerships	1,434	525
Other, net	2,230	1,737
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(1,245)	2,322
Decrease in prepaid expenses and other assets	1,168	4,088
Decrease in accounts payable and accrued expenses	(6,815)	(5,380)
(Decrease) increase in security deposits and other liabilities	(13,278)	3,163
Net cash provided by operating activities	104,919	124,180
INVESTING ACTIVITIES
Acquisition of real estate	(25,176)	—
Capital expenditures - development and redevelopment	(63,380)	(69,119)
Capital expenditures - other	(14,061)	(20,194)
Proceeds from sale of real estate	6,106	51,459
Investment in partnerships	(300)	(180)
Distribution from partnerships in excess of earnings	983	93
Leasing costs	(8,259)	(8,057)
Repayment (issuance) of mortgage and other notes receivable, net	50	(180)
Net cash used in investing activities	(104,037)	(46,178)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	20,000	62,000
Repayment of mortgages and finance leases	(21,718)	(11,978)
Issuance of common shares, net of costs	59,427	1,336
Dividends paid to common and preferred shareholders	(77,296)	(74,925)
Shares withheld for employee taxes	(4,414)	(753)
Contributions from noncontrolling interests	106	69
Distributions to and redemptions of noncontrolling interests	(3,107)	(5,251)
Net cash used in financing activities	(27,002)	(29,502)
(Decrease) increase in cash, cash equivalents and restricted cash	(26,120)	48,500
Cash, cash equivalents, and restricted cash at beginning of year	108,332	25,200
Cash, cash equivalents, and restricted cash at end of period	$82,212	$73,700

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2018 amounts have been reclassified to conform to current period presentation, which includes the presentation of rental income on our Consolidated Statements of Comprehensive Income.
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

Recently Adopted Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Adopted on January 1, 2019:
Leases (Topic 842) and related updates:

ASU 2016-02,
February 2016,
Leases (Topic 842)

ASU 2018-10, July
2018, Codification
improvements to
  Topic 842, Leases

ASU 2018-11, July
2018, Leases (Topic
842)

  ASU 2019-01, March
  2019, Leases (Topic
  842), Codification
  Improvements

ASC 842 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet.  The larger changes to the lessor model include: a change in the definition of initial direct costs of leases (resulting in the upfront expensing of more leasing related costs), the requirement to make an upfront and ongoing assessment of whether collection of substantially all of the lease payments required for the term of each lease is probable (if not probable, lease revenue is effectively recognized when cash is collected), certain presentation changes, and the elimination of real estate specific guidance.

ASU 2018-10 and ASU 2019-01 provide narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides the option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors an option to not separate lease and non-lease components when certain criteria are met.

We have elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption (i.e., January 1, 2019), and therefore, did not retrospectively adjust prior periods presented. We have also elected to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases. We have also elected the practical expedient allowing lessors to combine non-lease and lease components (primarily impacts common area maintenance recoveries).

From a lessee perspective, the primary impact of adoption on January 1, 2019 was to record a lease obligation liability and right of use asset for operating leases where we are the lessee.  The most significant of these operating leases are ground leases at 14 properties. The operating lease right of use assets and related liabilities are shown separately on the face of our consolidated balance sheet. Additionally, amounts previously recorded as capital lease assets and included in real estate have been reclassified in the March 31, 2019 balance sheet as finance lease right of use assets and the related capital lease obligations have been reclassified in the March 31, 2019 balance sheet as finance lease liabilities. Income statement presentation is not impacted for our existing operating and finance leases.

From a lessor perspective, adoption of ASC 842 results in a charge to opening accumulated dividends in excess of net income of $7.1 million. This charge is attributable to the write off of certain direct leasing costs recorded as of December 31, 2018 under the previous lease accounting rules for leases which had not commenced and the write off of December 31, 2018 unreserved receivables (including straight-line receivables) for leases where we have determined that the collection of substantially all of the lease payments required for the term of the lease is not probable. Income statement presentation changes incorporated into our March 31, 2019 financial statements include: no longer recording a gross up of revenue and expense for costs (such as real estate taxes) paid directly by lessees on our behalf and recording collectability adjustments against revenue rather than as bad debt within rental expenses.

The allowance for doubtful accounts recorded against lease receivables as of December 31, 2018 has been carried forward to the January 1, 2019 adoption date consolidated balance sheet.

As a result of the change in the definition of initial direct costs of leases, capitalized leasing costs excluding external commissions decreased to $0.4 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018.

The following table provides additional information on our operating and finance leases where we are the lessee:

Three Months Ended
March 31, 2019
(In thousands)

LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321
Interest on lease liabilities	1,456
Operating lease cost	1,504
Variable lease cost	91
Total lease cost	$3,372

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,460
Operating cash flows for operating leases	$1,511
Financing cash flows for finance leases	$25

Weighted-average remaining lease term - finance leases	18.9 years
Weighted-average remaining lease term - operating leases	53.7 years
Weighted-average discount rate - finance leases	8.0%
Weighted-average discount rate - operating leases	4.5%

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$32,580	$32,276
Interest capitalized	(4,547)	(6,092)
Interest expense	$28,033	$26,184
Cash paid for interest, net of amounts capitalized	$32,485	$31,832
Cash paid for income taxes	$7	$57
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$7,551	$—
Shares issued under dividend reinvestment plan	$455	$477

See additional disclosures in the "Recently Adopted Accounting Pronouncements" section of this footnote relating to operating lease right of use assets and lease liabilities recorded in connection with our adoption of ASC Topic 842.

	March 31,	December 31,
	2019	2018
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$43,003	$64,087
Restricted cash (1)	39,209	44,245
Total cash, cash equivalents, and restricted cash	$82,212	$108,332

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.

NOTE 4—DEBT

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.
During the three months ended March 31, 2019, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $116.5 million, the weighted average borrowings outstanding was $63.4 million, and the weighted average interest rate, before amortization of debt fees, was 3.2%. At March 31, 2019, the outstanding balance was $20.0 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2019, we were in compliance with all default related debt covenants.

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

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$751,572	$751,170	$753,406	$751,361
Senior notes and debentures	$2,404,987	$2,443,338	$2,404,279	$2,371,392

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. During the three months ended March 31, 2019, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was $0.2 million.

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 669,377 downREIT operating partnership units are outstanding which have a total fair value of $92.3 million, based on our closing stock price on March 31, 2019.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2019		2018
	Declared	Paid	Declared	Paid
Common shares	$1.020	$1.020	$1.000	$1.000
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.368

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2019, we sold 511,938 common shares (of which, 65,812 settled on April 2, 2019) at a weighted average price per share of $134.96 for net cash proceeds of $68.4 million and paid $0.7 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2019, we had the capacity to issue up to $203.4 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Grants of common shares and options	$3,861	$3,870
Capitalized share-based compensation	(226)	(438)
Share-based compensation expense	$3,635	$3,432

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2019 and 2018, we had 0.2 million and 0.3 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for both the three months ended March 31, 2019 and 2018. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
NUMERATOR
Net income	$61,803	$62,931
Less: Preferred share dividends	(2,010)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(1,659)	(1,684)
Less: Earnings allocated to unvested shares	(220)	(253)
Net income available for common shareholders, basic and diluted	$57,914	$58,984
DENOMINATOR
Weighted average common shares outstanding—basic	74,200	72,905
Stock options	—	63
Weighted average common shares outstanding—diluted	74,200	72,968

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.78	$0.81
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.78	$0.81

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2019.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects comprising approximately 24.2 million square feet. In total, the real estate projects were 94.0% leased and 93.0% occupied at March 31, 2019.
2019 Property Acquisition
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
2019 Significant Debt and Equity Transactions

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2019, we sold 511,938 common shares (of which, 65,812 settled on April 2, 2019) at a weighted average price per share of $134.96 for net cash proceeds of $68.4 million and paid $0.7 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2019, we had the capacity to issue up to $203.4 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $58 million and $2 million, respectively, for the three months ended March 31, 2019, and $64 million and $2 million, respectively, for the three months ended March 31, 2018. We capitalized external and internal costs related to other property improvements of $6 million and $1 million, respectively, for the three months ended March 31, 2019, and $14 million and $1 million for the three months ended March 31, 2018. We capitalized external and internal costs related to leasing activities of $8 million and less than $1 million, respectively, for the three months ended March 31, 2019, and $7 million and $1 million, respectively, for the three months ended March 31, 2018. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and less than $1 million, respectively, for the three months ended March 31, 2019 and $2 million, $1 million, and $1 million, respectively for the three months ended March 31, 2018. Total capitalized costs were $76 million and $90 million for the three months ended March 31, 2019 and 2018, respectively.
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
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants vacating prior to the end of their lease term and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2019, no single tenant accounted for more than 2.7% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $210 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 301,000 square foot office building which will include an additional 18,000 square feet of retail space and 1,300 parking spaces. The project is expected to cost between $210 million and $220 million, to be delivered in 2020, and the office portion is 100% pre-leased. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space.
Additionally, we control 12 acres of land across from Santana Row, which has approximately 1 million square feet of commercial space entitlements. We are proceeding with the first phase of construction on this land, which includes an eight story 360,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 and $270 million, with deliveries beginning in 2021.
Phase II of Assembly Row includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and delivery is expected to continue through mid 2019. As of March 31, 2019, approximately 128,000 square feet of retail space and the 158 room hotel have opened, and all of the residential units have been completed. Phase II also includes 122 for-sale condominium units of which 107 units have closed as of March 31, 2019. The remaining 15 units are expected to close in 2019. The condominium units have an expected total cost of $81 million.
Additionally, we commenced construction on Phase III of Assembly Row, which will include 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2022.

Phase II of Pike & Rose includes approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of March 31, 2019, approximately 192,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected to continue through 2019. As of March 31, 2019, we closed on the sale of 79 of the 99 for-sale condominium units in Phase II. The condominium units have an expected total cost of $62 million.
Additionally, at Pike & Rose, we have commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2021.
Including costs incurred in the first three months of 2019, we expect to invest between $175 million and $200 million at Assembly Row and Pike & Rose in 2019.
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
At March 31, 2019, the leasable square feet in our properties was 94.0% leased and 93.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2019, we signed leases for a total of 306,000 square feet of retail space including 247,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis. New leases for comparable spaces were signed for 128,000 square feet at an average rental increase of 17% on a cash basis. Renewals for comparable spaces were signed for 119,000 square feet at an average rental increase of 1% on a cash basis. Tenant improvements and incentives for comparable spaces were $54.97 per square foot, of which, $104.80 per square foot was for new leases and $1.28 per square foot was for renewals for the three months ended March 31, 2019.
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
The leases signed in 2019 generally become effective over the following two years though some may not become effective until 2022 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

Historically, we have executed comparable space leases for 1.2 to 1.7 million square feet of retail space each year, and expect that volume for 2019 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2019, all or a portion of 98 properties were considered comparable properties and eight properties were considered non-comparable properties. For the three months ended March 31, 2019, eight properties were moved from acquisitions to comparable properties, one property was moved from acquisitions to non-comparable properties, and one portion of a property was moved from non-comparable to comparable properties, compared to the designations for the year ended December 31, 2018, which were 90 properties or portions of properties considered comparable and eight considered non-comparable. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2019 AND 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$231,492	$224,648	$6,844	3.0%
Mortgage interest income	735	757	(22)	(2.9)%
Total property revenue	232,227	225,405	6,822	3.0%
Rental expenses	44,260	44,773	(513)	(1.1)%
Real estate taxes	27,687	28,448	(761)	(2.7)%
Total property expenses	71,947	73,221	(1,274)	(1.7)%
Property operating income (1)	160,280	152,184	8,096	5.3%
General and administrative expense	(9,565)	(7,929)	(1,636)	20.6%
Depreciation and amortization	(59,622)	(58,110)	(1,512)	2.6%
Gain on sale of real estate, net	—	3,316	(3,316)	(100.0)%
Operating income	91,093	89,461	1,632	1.8%
Other interest income	177	179	(2)	(1.1)%
Interest expense	(28,033)	(26,184)	(1,849)	7.1%
Loss from partnerships	(1,434)	(525)	(909)	(173.1)%
Total other, net	(29,290)	(26,530)	(2,760)	10.4%
Net income	61,803	62,931	(1,128)	(1.8)%
Net income attributable to noncontrolling interests	(1,659)	(1,684)	25	(1.5)%
Net income attributable to the Trust	$60,144	$61,247	$(1,103)	(1.8)%

(1)
Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.

Property Revenues
Total property revenue increased $6.8 million, or 3.0%, to $232.2 million in the three months ended March 31, 2019 compared to $225.4 million in the three months ended March 31, 2018. The percentage occupied at our shopping centers was 93.0% at March 31, 2019 compared to 93.3% at March 31, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $6.8 million, or 3.0%, to $231.5 million in the three months ended March 31, 2019 compared to $224.6 million in the three months ended March 31, 2018 due primarily to the following:

•
an increase of $4.3 million at non-comparable properties due primarily to the openings at Phase II at Assembly Row and Pike & Rose and the lease-up of one other retail redevelopment, partially offset by lower occupancy at two of our Florida properties and one Virginia property in the beginning stages of redevelopment, and

•
an increase of $3.1 million at comparable properties due primarily to higher lease termination fees of $3.5 million and higher rental rates of approximately $2.4 million, partially offset by $1.5 million related to collectibility adjustments, which are now being presented as a reduction of rental income rather than rental expense, and a $1.2 million decrease in real estate tax recoveries. Both of these decreases are primarily due to requirements of the new lease accounting standard (see Note 2 for additional disclosure).

Property Expenses
Total property expenses decreased $1.3 million, or 1.7%, to $71.9 million in the three months ended March 31, 2019 compared to $73.2 million in the three months ended March 31, 2018. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $0.5 million, or 1.1%, to $44.3 million in the three months ended March 31, 2019 compared to $44.8 million in the three months ended March 31, 2018. This decrease is primarily due to the following:

•
a decrease of $0.9 million from comparable properties due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019, partially offset by

•
an increase of $0.4 million from non-comparable properties due primarily to our residential properties at Assembly Row and Pike & Rose stabilizing throughout 2018, as well as one of our retail redevelopments opening.

As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.1% in the three months ended March 31, 2019 from 19.9% in the three months ended March 31, 2018.
Real Estate Taxes
Real estate tax expense decreased $0.8 million, or 2.7%, to $27.7 million in the three months ended March 31, 2019 compared to $28.4 million in the three months ended March 31, 2018. This decrease is primarily due to the following:

•
a decrease of $1.0 million from comparable properties due primarily to the new lease accounting standard requirement, which no longer permits the gross up of real estate tax revenue and expense for real estate taxes that our tenants pay directly to the taxing authority (see Note 2 for additional disclosure) of $1.3 million, partially offset by higher assessments, partially offset by

•	an increase of $0.2 million from non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities.
Property Operating Income
Property operating income increased $8.1 million, or 5.3%, to $160.3 million in the three months ended March 31, 2019 compared to $152.2 million in the three months ended March 31, 2018. This increase is primarily due to growth in earnings at comparable properties and Assembly Row and Pike & Rose, partially offset by 2018 property sales.

Other Operating
General and Administrative
General and administrative expense increased $1.6 million, or 20.6%, to $9.6 million in the three months ended March 31, 2019 from $7.9 million in the three months ended March 31, 2018. The increase is primarily due to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense increased $1.5 million, or 2.6%, to $59.6 million in the three months ended March 31, 2019 from $58.1 million in the three months ended March 31, 2018. This increase is primarily due to Phase II of Assembly Row and Pike & Rose being placed in service and our investment in comparable properties, partially offset by the redevelopment of one of our Florida properties and our 2018 property sales.
Gain on Sale of Real Estate, Net
The $3.3 million net gain for the three months ended March 31, 2018 is related to condominium unit sales that closed at our Assembly Row and Pike and Rose properties.
Operating Income
Operating income increased $1.6 million, or 1.8%, to $91.1 million in the three months ended March 31, 2019 compared to $89.5 million in the three months ended March 31, 2018. This increase is primarily due to growth in earnings at our comparable properties and the opening of Phase II of Assembly Row and Pike & Rose, partially offset by the 2018 net gain related to the condominium unit sales at our Assembly Row and Pike & Rose properties, and higher leasing and personnel related costs.
Other
Interest Expense
Interest expense increased $1.8 million, or 7.1%, to $28.0 million in the three months ended March 31, 2019 compared to $26.2 million in the three months ended March 31, 2018. This increase is due primarily to the following:

•	a decrease of $1.5 million in capitalized interest, primarily attributable to portions of Phase II of Assembly Row and Pike & Rose being placed in service,

•	an increase of $0.7 million due to a higher overall weighted average borrowing rate, partially offset by
a decrease of $0.4 million due to lower weighted average borrowings primarily from our revolving credit facility and the repayment of our Rollingwood mortgage loan in January 2019.
Gross interest costs were $32.6 million and $32.3 million in the three months ended March 31, 2019 and 2018, respectively. Capitalized interest was $4.5 million and $6.1 million in the three months ended March 31, 2019 and 2018, respectively.
Loss from Partnerships
Loss from partnerships increased $0.9 million, or 173.1%, to $1.4 million in the three months ended March 31, 2019 compared to $0.5 million in the three months ended March 31, 2018. This increase is due primarily to our share of losses related to the hotel joint ventures at Assembly Row and Pike & Rose, which opened in August 2018 and March 2018, respectively.

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
At March 31, 2019, we had cash and cash equivalents of $43.0 million and $20.0 million outstanding on our $800.0 million unsecured revolving credit facility which matures on April 20, 2020, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion. For the three months ended March 31, 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $116.5 million, the weighted average amount of borrowings outstanding was $63.4 million and the weighted average interest rate, before amortization of debt fees, was 3.2%. Our only remaining debt maturing in 2019 is our $275.0 million unsecured term loan which matures on November 21, 2019. During the three months ended March 31, 2019, we raised $68.4 million, after fees and other costs, under our ATM equity program, which as of March 31, 2019, had the capacity to issue up to $203.4 million in common shares. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements for the remainder of 2019 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to to see higher levels of capital investments in our properties under development and redevelopment compared to 2018, as we invest in the next phase of these projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash provided by operating activities	$104,919	$124,180
Cash used in investing activities	(104,037)	(46,178)
Cash used in financing activities	(27,002)	(29,502)
(Decrease) increase in cash, cash equivalents and restricted cash	(26,120)	48,500
Cash, cash equivalents and restricted cash, beginning of year	108,332	25,200
Cash, cash equivalents and restricted cash, end of period	$82,212	$73,700

Net cash provided by operating activities decreased $19.3 million to $104.9 million during the three months ended March 31, 2019 from $124.2 million during the three months ended March 31, 2018. The decrease was primarily attributable to timing of cash receipts, partially offset by higher net income before certain non-cash items.
Net cash used in investing activities increased $57.9 million to $104.0 million during the three months ended March 31, 2019 from $46.2 million during the three months ended March 31, 2018. The increase was primarily attributable to:

•	a $45.4 million decrease in proceeds from the sale of condominiums at our Assembly Row and Pike & Rose properties, and

•	a $25.2 million increase in acquisition of real estate, primarily due to the acquisition of Fairfax Junction in February 2019, partially offset by

•	an $11.9 million decrease in capital expenditures as we complete portions of Phase II of both our Assembly Row and Pike & Rose projects.
Net cash used in financing activities decreased $2.5 million to $27.0 million used during the three months ended March 31, 2019 from $29.5 million during the three months ended March 31, 2018. The decrease was primarily attributable to:

•	a $58.1 million increase in net proceeds from the issuance of common shares under our ATM program during the three months ended March 31, 2019, partially offset by

•	a $42.0 million decrease in net borrowings on our revolving credit facility,

•
a $9.7 million increase in repayment of mortgages and capital leases due to the $20.3 million payoff of the mortgage loan on Rollingwood Apartments in January 2019 as compared to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2019:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2019	Stated Interest Rate as of March 31, 2019	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$63,884	5.62%	September 1, 2020
29th Place	Acquired	4,058	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,911	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,365	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	68,863	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,872	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	5,856	5.36%	January 15, 2031
Subtotal		453,614
Net unamortized premium and debt issuance costs		(1,148)
Total mortgages payable, net		452,466
Notes payable
Term loan	275,000	275,000	LIBOR + 0.90%	November 21, 2019
Revolving credit facility (1)	800,000	20,000	LIBOR + 0.825%	April 20, 2020
Various	7,239	4,386	11.31%	Various through 2028
Subtotal		299,386
Net unamortized debt issuance costs		(280)
Total notes payable, net		299,106

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,419,200
Net unamortized discount and debt issuance costs		(14,213)
Total senior notes and debentures, net		2,404,987

Total debt, net		$3,156,559
_____________________

1)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2019 was $116.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2019, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan and senior notes. Additionally, as of March 31, 2019, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2019:

	Unsecured		Secured	Total
	(In thousands)
2019	$275,545		$4,101	$279,646
2020	20,613	(1)	65,539	86,152
2021	250,682		30,541	281,223
2022	250,758		117,018	367,776
2023	275,787		730	276,517
Thereafter	1,645,201		235,685	1,880,886
	$2,718,586		$453,614	$3,172,200	(2)
__________________

1)
Our $800.0 million revolving credit facility matures on April 20, 2020, subject to two six-month extensions at our option. As of March 31, 2019, there was $20.0 million outstanding under this credit facility.

2)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of March 31, 2019.

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
As of March 31, 2019, our Assembly Row hotel joint venture is party to two interest rate swap agreements that effectively fix their debt at 5.206%. Both swaps were designated and qualify for cash flow hedge accounting. Hedge ineffectiveness has not impacted earnings as of March 31, 2019.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.

Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization and excluding gains and losses on the sale of real estate or changes in control, net of tax, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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
An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis. However, we must distribute at least 90% of our annual taxable income to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$61,803	$62,931
Net income attributable to noncontrolling interests	(1,659)	(1,684)
Gain on sale of real estate, net	—	(3,316)
Depreciation and amortization of real estate assets	53,489	51,351
Amortization of initial direct costs of leases	4,750	4,600
Funds from operations	118,383	113,882
Dividends on preferred shares	(1,875)	(1,875)
Income attributable to operating partnership units	729	775
Income attributable to unvested shares	(344)	(388)
Funds from operations available for common shareholders	$116,893	$112,394
Weighted average number of common shares, diluted (1)	75,010	73,838

Funds from operations available for common shareholders, per diluted share	$1.56	$1.52
_____________________

(1)
The weighted average common shares used to compute FFO per diluted common share includes operating partnership units and our Series 1 preferred shares that were excluded from the computation of diluted EPS. Conversion of these operating partnership units and preferred shares is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2019, we had $2.9 billion of fixed-rate debt outstanding. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $207.2 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $237.8 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2019, we had $295.0 million of variable rate debt outstanding. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2018.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2018 filed with the SEC on February 13, 2019. These factors include, but are not limited to, the following:

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

•
risk that we are investing a significant amount in ground-up development projects that may not perform as planned, may be dependent on third parties to deliver critical aspects of certain projects, requires spending a substantial amount upfront in infrastructure, and assumes receipt of public funding which has been committed but not entirely funded;

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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2019, we issued 69,046 common shares in connection with redemptions of downREIT operating partnership units.
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

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, November 2, 2016, and February 5, 2019

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 2, 2019	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

May 2, 2019	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)