Form 10-Q
period 2019-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2019-08-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Address of Principal Executive Offices) (Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	FRT	New York Stock Exchange
$.01 par value per share, with associated Common Share Purchase Rights

Depositary Shares, each representing 1/1000 of a share	FRT-C	New York Stock Exchange
of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 29, 2019 was 74,954,462.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2019

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,703,069 and $1,701,804 of consolidated variable interest entities, respectively)	$7,293,212	$7,307,622
Construction-in-progress (including $78,633 and $51,313 of consolidated variable interest entities, respectively)	575,229	495,274
Assets held for sale	5,938	16,576
	7,874,379	7,819,472
Less accumulated depreciation and amortization (including $312,416 and $292,374 of consolidated variable interest entities, respectively)	(2,148,010)	(2,059,143)
Net real estate	5,726,369	5,760,329
Cash and cash equivalents	105,903	64,087
Accounts and notes receivable, net	138,870	142,237
Mortgage notes receivable, net	30,429	30,429
Investment in partnerships	30,800	26,859
Operating lease right of use assets	94,828	—
Finance lease right of use assets	53,044	—
Prepaid expenses and other assets	203,498	265,703
TOTAL ASSETS	$6,383,741	$6,289,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $441,469 and $444,388 of consolidated variable interest entities, respectively)	$450,883	$474,379
Capital lease obligations	—	71,519
Notes payable, net	4,163	279,027
Senior notes and debentures, net	2,702,737	2,404,279
Accounts payable and accrued expenses	177,078	177,922
Dividends payable	78,808	78,207
Security deposits payable	20,588	17,875
Operating lease liabilities	74,536	—
Finance lease liabilities	72,068	—
Other liabilities and deferred credits	157,524	182,898
Total liabilities	3,738,385	3,686,106
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	134,710	136,208
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 74,950,197 and 74,249,633 shares issued and outstanding, respectively	752	745
Additional paid-in capital	3,088,946	3,004,442
Accumulated dividends in excess of net income	(841,505)	(818,877)
Accumulated other comprehensive loss	(1,024)	(416)
Total shareholders’ equity of the Trust	2,407,166	2,345,891
Noncontrolling interests	103,480	121,439
Total shareholders’ equity	2,510,646	2,467,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,383,741	$6,289,644
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUE
Rental income	$229,731	$224,168	$461,223	$448,816
Mortgage interest income	734	734	1,469	1,491
Total revenue	230,465	224,902	462,692	450,307
EXPENSES
Rental expenses	41,438	39,905	85,698	84,678
Real estate taxes	25,166	28,307	52,853	56,755
General and administrative	11,422	8,413	20,987	16,342
Depreciation and amortization	59,057	58,381	118,679	116,491
Total operating expenses	137,083	135,006	278,217	274,266

Gain on sale of real estate, net of tax	16,197	3,972	16,197	7,288

OPERATING INCOME	109,579	93,868	200,672	183,329

OTHER INCOME/(EXPENSE)
Other interest income	189	159	366	338
Interest expense	(27,482)	(27,766)	(55,515)	(53,950)
Income (loss) from partnerships	381	(728)	(1,053)	(1,253)
NET INCOME	82,667	65,533	144,470	128,464
Net income attributable to noncontrolling interests	(1,765)	(1,938)	(3,424)	(3,622)
NET INCOME ATTRIBUTABLE TO THE TRUST	80,902	63,595	141,046	124,842
Dividends on preferred shares	(2,011)	(2,011)	(4,021)	(4,021)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$78,891	$61,584	$137,025	$120,821
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	1.05	0.84	1.83	1.65
Weighted average number of common shares	74,713	72,990	74,458	72,948
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.05	$0.84	$1.83	$1.65
Weighted average number of common shares	74,713	73,025	74,458	72,997

COMPREHENSIVE INCOME	$82,268	$65,456	$143,862	$128,854

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$80,503	$63,518	$140,438	$125,232

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2019
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $1,783 attributable to redeemable noncontrolling interests	—	—	—	—	—	141,046	—	1,641	142,687
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—		(608)	—	(608)
Dividends declared to common shareholders ($2.04 per share)	—	—	—	—	—	(152,555)	—	—	(152,555)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(7,664)	(7,664)
Common shares issued, net	—	—	511,954	5	68,299	—	—	—	68,304
Shares issued under dividend reinvestment plan	—	—	8,121	—	1,054	—	—	—	1,054
Share-based compensation expense, net of forfeitures	—	—	102,137	1	6,991	—	—	—	6,992
Shares withheld for employee taxes	—	—	(32,900)	—	(4,442)	—	—	—	(4,442)
Conversion and redemption of OP units	—	—	111,252	1	11,935	—	—	(11,936)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	667	—	—	—	667
BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	$752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646

BALANCE AT MARCH 31, 2019	405,896	$159,997	74,836,984	$752	$3,071,981	$(843,947)	$(625)	$113,405	2,501,563
Net income, excluding $907 attributable to redeemable noncontrolling interests	—	—	—	—	—	80,902	—	858	81,760
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(399)	—	(399)
Dividends declared to common shareholders ($1.02 per share)	—	—	—	—	—	(76,449)	—	—	(76,449)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(6,398)	(6,398)
Common shares issued, net	—	—	65,822	—	8,951	—	—	—	8,951
Shares issued under dividend reinvestment plan	—	—	3,848	—	526	—	—	—	526
Share-based compensation expense, net of forfeitures	—	—	1,551	—	3,131	—	—	—	3,131
Shares withheld for employee taxes	—	—	(214)	—	(28)	—	—	—	(28)
Conversion and redemption of OP units	—	—	42,206	—	4,385	—	—	(4,385)	—
BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	$752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $1,998 attributable to redeemable noncontrolling interests	—	—	—	—	—	124,842	—	1,624	126,466
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	390	—	390
Dividends declared to common shareholders ($2.00 per share)	—	—	—	—	—	(146,399)	—	—	(146,399)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,767)	(2,767)
Common shares issued, net	—	—	148,614	2	18,318	—	—	—	18,320
Exercise of stock options	—	—	93,593	1	4,040	—	—	—	4,041
Shares issued under dividend reinvestment plan	—	—	9,292	—	1,086	—	—	—	1,086
Share-based compensation expense, net of forfeitures	—	—	99,574	1	7,143	—	—	—	7,144
Shares withheld for employee taxes	—	—	(7,007)	—	(777)	—	—	—	(777)
Redemption of OP units	—	—	—	—	(360)	—	—	(4,026)	(4,386)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,009	3,009
BALANCE AT JUNE 30, 2018	405,896	$159,997	73,434,943	$737	$2,884,771	$(780,973)	$412	$122,648	$2,387,592

BALANCE AT MARCH 31, 2018	405,896	$159,997	73,216,520	$735	$2,859,717	$(769,311)	$489	$121,483	2,373,110
Net income, excluding $983 attributable to redeemable noncontrolling interests	—	—	—	—	—	63,595	—	955	64,550
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(77)	—	(77)
Dividends declared to common shareholders ($1.00 per share)	—	—	—	—	—	(73,246)	—	—	(73,246)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,419)	(1,419)
Common shares issued, net	—	—	148,584	2	18,314	—	—	—	18,316
Exercise of stock options	—	—	63,593		2,779	—	—	—	2,779
Shares issued under dividend reinvestment plan	—	—	4,852	—	539	—	—	—	539
Share-based compensation expense, net of forfeitures	—	—	1,606	—	3,274	—	—	—	3,274
Shares withheld for employee taxes	—	—	(212)	—	(24)	—	—	—	(24)
Redemption of OP units	—	—	—	—	172	—	—	(1,380)	(1,208)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,009	3,009
BALANCE AT JUNE 30, 2018	405,896	$159,997	73,434,943	$737	$2,884,771	$(780,973)	$412	$122,648	$2,387,592

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES
Net income	$144,470	$128,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,679	116,491
Gain on sale of real estate, net	(16,197)	(7,288)
Loss from partnerships	1,053	1,253
Other, net	2,138	2,825
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	—	12,353
Increase in accounts receivable, net	(5,325)	(3,805)
Decrease in prepaid expenses and other assets	7,800	10,077
Decrease in accounts payable and accrued expenses	(1,493)	(1,286)
(Decrease) increase in security deposits and other liabilities	(8,838)	4,027
Net cash provided by operating activities	242,287	263,111
INVESTING ACTIVITIES
Acquisition of real estate	(25,176)	(1,736)
Capital expenditures - development and redevelopment	(133,570)	(150,119)
Capital expenditures - other	(36,669)	(35,654)
Proceeds from sale of real estate	93,025	121,391
Investment in partnerships	(907)	(120)
Distribution from partnerships in excess of earnings	1,301	205
Leasing costs	(11,473)	(12,339)
Repayment (issuance) of mortgage and other notes receivable, net	101	(323)
Net cash used in investing activities	(113,368)	(78,695)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	48,000
Issuance of senior notes, net of costs	297,076	—
Repayment of mortgages, finance leases and notes payable	(298,100)	(13,408)
Issuance of common shares, net of costs	68,461	22,492
Dividends paid to common and preferred shareholders	(154,965)	(149,603)
Shares withheld for employee taxes	(4,442)	(777)
Contributions from noncontrolling interests	161	1,728
Distributions to and redemptions of noncontrolling interests	(5,173)	(9,086)
Net cash used in financing activities	(96,982)	(100,654)
Increase in cash, cash equivalents and restricted cash	31,937	83,762
Cash, cash equivalents, and restricted cash at beginning of year	108,332	25,200
Cash, cash equivalents, and restricted cash at end of period	$140,269	$108,962

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Certain 2018 amounts have been reclassified to conform to current period presentation, which includes the presentation of rental income on our Consolidated Statements of Comprehensive Income.
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

From a lessee perspective, the primary impact of adoption on January 1, 2019 was to record a lease obligation liability and right of use asset for operating leases where we are the lessee.  The most significant of these operating leases are ground leases at 14 properties. The operating lease right of use assets and related liabilities are shown separately on the face of our consolidated balance sheet. Additionally, amounts previously recorded as capital lease assets and included in real estate have been reclassified in the June 30, 2019 balance sheet as finance lease right of use assets and the related capital lease obligations have been reclassified in the June 30, 2019 balance sheet as finance lease liabilities. Income statement presentation is not impacted for our existing operating and finance leases.

From a lessor perspective, adoption of ASC 842 results in a charge to opening accumulated dividends in excess of net income of $7.1 million. This charge is attributable to the write off of certain direct leasing costs recorded as of December 31, 2018 under the previous lease accounting rules for leases which had not commenced and the write off of December 31, 2018 unreserved receivables (including straight-line receivables) for leases where we have determined that the collection of substantially all of the lease payments required for the term of the lease is not probable. Income statement presentation changes incorporated into our June 30, 2019 financial statements include: no longer recording a gross up of revenue and expense for costs (such as real estate taxes) paid directly by lessees on our behalf and recording collectability adjustments against revenue rather than as bad debt within rental expenses.

As a result of the change in the definition of initial direct costs of leases, capitalized leasing costs excluding external commissions decreased to $0.6 million and $1.0 million for the three and six months ended June 30, 2019, respectively, from$2.0 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

The following table provides additional information on our operating and finance leases where we are the lessee:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321	$642
Interest on lease liabilities	1,455	2,911
Operating lease cost	1,493	2,997
Variable lease cost	129	220
Total lease cost	$3,398	$6,770

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,433	$2,893
Operating cash flows for operating leases	$1,268	$2,779
Financing cash flows for finance leases	$16	$41

		June 30,
		2019
Weighted-average remaining lease term - finance leases		18.6 years
Weighted-average remaining lease term - operating leases		53.7 years
Weighted-average discount rate - finance leases		8.0%
Weighted-average discount rate - operating leases		4.5%

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$64,755	$64,685
Interest capitalized	(9,240)	(10,735)
Interest expense	$55,515	$53,950
Cash paid for interest, net of amounts capitalized	$53,588	$52,997
Cash paid for income taxes	$419	$692
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$11,935	$—
Shares issued under dividend reinvestment plan	$897	$955
See additional disclosures in the "Recently Adopted Accounting Pronouncements" section of this footnote relating to operating lease right of use assets and lease liabilities recorded in connection with our adoption of ASC Topic 842.

	June 30,	December 31,
	2019	2018
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$105,903	$64,087
Restricted cash (1)	34,366	44,245
Total cash, cash equivalents, and restricted cash	$140,269	$108,332

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On May 28, 2019, we sold Free State Shopping Center in Bowie, Maryland for a sales price of $72.0 million, and on May 29, 2019, we sold a land parcel at Northeast Shopping Center in Philadelphia, Pennsylvania for $7.7 million. These sales resulted in a gain of $15.2 million.
During the six months ended June 30, 2019, we closed on the sale of 27 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $13.1 million, and recognized a gain of $0.7 million, net of $0.2 million of income taxes. The cost basis for the remaining condominium units as of June 30, 2019 is $5.9 million, and is included in "assets held for sale" on our consolidated balance sheets.

NOTE 4—DEBT

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. The notes were offered at 99.838% of the principal amount with a yield to maturity of 3.219%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were $297.0 million, which were primarily used to repay our $275.0 million unsecured term loan, at par, on June 7, 2019.
During the three and six months ended June 30, 2019, the maximum amount of borrowings outstanding under our $800.0 million revolving credit facility was $81.0 million and $116.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 3.2% for both periods. During the three and six months ended June 30, 2019, the weighted average borrowings outstanding were $27.1 million and $45.1 million, respectively. At June 30, 2019, our revolving credit facility had no balance outstanding. Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2019, we were in compliance with all default related debt covenants.

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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$455,046	$460,416	$753,406	$751,361
Senior notes and debentures	$2,702,737	$2,830,445	$2,404,279	$2,371,392

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2019, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was $0.4 million, and $0.6 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 627,171 downREIT operating partnership units are outstanding which have a total fair value of approximately $80.8 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2019.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2019		2018
	Declared	Paid	Declared	Paid
Common shares	$2.040	$2.040	$2.000	$2.000
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.681

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the six months ended June 30, 2019, we sold 511,938 common shares at a weighted average price per share of $134.96 for net cash proceeds of $68.3 million and paid $0.7 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2019, we had the capacity to issue up to $203.4 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Grants of common shares and options	$3,131	$3,274	$6,992	$7,144
Capitalized share-based compensation	(201)	(488)	(472)	(926)
Share-based compensation expense	$2,930	$2,786	$6,520	$6,218

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2019, we had 0.2 million weighted average unvested shares outstanding and for the three and six months ended June 30, 2018 we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and six months ended June 30, 2019 and 2018. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
NUMERATOR
Net income	$82,667	$65,533	$144,470	$128,464
Less: Preferred share dividends	(2,011)	(2,011)	(4,021)	(4,021)
Less: Income from operations attributable to noncontrolling interests	(1,765)	(1,938)	(3,424)	(3,622)
Less: Earnings allocated to unvested shares	(226)	(255)	(439)	(508)
Net income available for common shareholders, basic and diluted	$78,665	$61,329	$136,586	$120,313
DENOMINATOR
Weighted average common shares outstanding—basic	74,713	72,990	74,458	72,948
Stock options	—	35	—	49
Weighted average common shares outstanding—diluted	74,713	73,025	74,458	72,997

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.05	$0.84	$1.83	$1.65
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.05	$0.84	$1.83	$1.65

NOTE 10—SUBSEQUENT EVENT
On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion and extend the maturity date to January 19, 2024, subject to two six-month extensions at our option. Under the amended facility, the spread over LIBOR is 77.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 23.9 million square feet. In total, the real estate projects were 94.1% leased and 93.3% occupied at June 30, 2019.
2019 Property Acquisition and Dispositions
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On May 28, 2019, we sold Free State Shopping Center in Bowie, Maryland for a sales price of $72.0 million, and on May 29, 2019, we sold a land parcel at Northeast Shopping Center in Philadelphia, Pennsylvania for $7.7 million. These sales resulted in a gain of $15.2 million.
During the six months ended June 30, 2019, we closed on the sale of 27 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $13.1 million, and recognized a gain of $0.7 million, net of $0.2 million of income taxes. The cost basis for the remaining condominium units as of June 30, 2019 is $5.9 million, and is included in "assets held for sale" on our consolidated balance sheets.
2019 Debt and Equity Transactions

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.

On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. The notes were offered at 99.838% of the principal amount with a yield to maturity of 3.219%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were $297.0 million, which were primarily used to repay our $275.0 million unsecured term loan on June 7, 2019.

On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion and extend the maturity date to January 19, 2024, subject to two six-month extensions at our option. Under the amended facility, the spread over LIBOR is 77.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the six months ended June 30, 2019, we sold 511,938 common shares at a weighted average price per share of $134.96 for net cash proceeds of $68.3 million and paid $0.7 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2019, we had the capacity to issue up to $203.4 million in common shares under our ATM equity program.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $142 million and $4 million, respectively, for the six months ended June 30, 2019, and $137 million and $5 million, respectively, for the six months ended June 30, 2018. We capitalized external and internal costs related to other property improvements of $29 million and $2 million, respectively, for the six months ended June 30, 2019, and $28 million and $2 million for the six months ended June 30, 2018. We capitalized external and internal costs related to leasing activities of $10 million and $1 million, respectively, for the six months ended June 30, 2019, and $9 million and $3 million, respectively, for the six months ended June 30, 2018. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $1 million, respectively, for the six months ended June 30, 2019 and $4 million, $1 million, and $3 million, respectively for the six months ended June 30, 2018. Total capitalized costs were $188 million and $184 million for the six months ended June 30, 2019 and 2018, respectively.
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
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see relatively strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants vacating prior to the end of their lease term and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2019, no single tenant accounted for more than 2.6% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $325 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 301,000 square foot office building which will include an additional 18,000 square feet of retail space and 1,300 parking spaces. The project is expected to cost between $210 million and $220 million, to be delivered in 2020, and the office portion is 100% leased. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space.
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
Phase II of Assembly Row includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and delivery is expected to continue through 2019. As of June 30, 2019, approximately 130,000 square feet of retail space and the 158 room hotel have opened, and all of the residential units have been completed. Phase II also includes 122 for-sale condominium units of which 115 units have closed as of June 30, 2019. The remaining 7 units are expected to close in 2019. The condominium units have an expected total cost of $81 million.
Additionally, we commenced construction on Phase III of Assembly Row, which will include 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2022.
Phase II of Pike & Rose includes approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of June 30, 2019, approximately 196,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected to continue through 2019. As of June 30, 2019, we closed on the sale of 88 of the 99 for-sale condominium units in Phase II. The condominium units have an expected total cost of $62 million.
Additionally, at Pike & Rose, we have commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2021.
Including costs incurred in the first six months of 2019, we expect to invest between $175 million and $200 million at Assembly Row and Pike & Rose in 2019.
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
At June 30, 2019, the leasable square feet in our properties was 94.1% leased and 93.3% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2019, we signed leases for a total of 383,000 square feet of retail space including 379,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 136,000 square feet at an average rental increase of 17% on a cash basis. Renewals for comparable spaces were signed for 243,000 square feet at an average rental increase of 3% on a cash basis. Tenant improvements and incentives for comparable spaces were $33.12 per square foot, of which, $88.78 per square foot was for new leases and $2.00 per square foot was for renewals for the three months ended June 30, 2019.
For the six months ended June 30, 2019, we signed leases for a total of 688,000 square feet of retail space including 626,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 264,000 square feet at an average rental increase of 17% on a cash basis. Renewals for comparable spaces were signed for 362,000 square feet at an average rental increase of 2% on a cash basis. Tenant improvements and incentives for comparable spaces were $41.75 per square foot, of which, $96.56 per square foot was for new leases and $1.77 per square foot was for renewals for the six months ended June 30, 2019.

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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2019, all or a portion of 97 properties were considered comparable properties and eight properties were considered non-comparable properties. For the three and six months ended June 30, 2019, eight properties were moved from acquisitions to comparable properties, one property was moved from acquisitions to non-comparable properties, one portion of a property was moved from non-comparable to comparable properties, and one property was removed from comparable properties, as it was sold, compared to the designations for the year ended December 31, 2018, which were 90 properties or portions of properties considered comparable and eight considered non-comparable. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2019 AND 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$229,731	$224,168	$5,563	2.5%
Mortgage interest income	734	734	—	—%
Total property revenue	230,465	224,902	5,563	2.5%
Rental expenses	41,438	39,905	1,533	3.8%
Real estate taxes	25,166	28,307	(3,141)	(11.1)%
Total property expenses	66,604	68,212	(1,608)	(2.4)%
Property operating income (1)	163,861	156,690	7,171	4.6%
General and administrative expense	(11,422)	(8,413)	(3,009)	35.8%
Depreciation and amortization	(59,057)	(58,381)	(676)	1.2%
Gain on sale of real estate, net	16,197	3,972	12,225	307.8%
Operating income	109,579	93,868	15,711	16.7%
Other interest income	189	159	30	18.9%
Interest expense	(27,482)	(27,766)	284	(1.0)%
Income (loss) from partnerships	381	(728)	1,109	152.3%
Total other, net	(26,912)	(28,335)	1,423	(5.0)%
Net income	82,667	65,533	17,134	26.1%
Net income attributable to noncontrolling interests	(1,765)	(1,938)	173	(8.9)%
Net income attributable to the Trust	$80,902	$63,595	$17,307	27.2%

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

Property Revenues
Total property revenue increased $5.6 million, or 2.5%, to $230.5 million in the three months ended June 30, 2019 compared to $224.9 million in the three months ended June 30, 2018. The percentage occupied at our shopping centers was 93.3% at June 30, 2019 compared to 93.7% at June 30, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $5.6 million, or 2.5%, to $229.7 million in the three months ended June 30, 2019 compared to $224.2 million in the three months ended June 30, 2018 due primarily to the following:

•
an increase of $3.1 million from comparable properties due primarily to higher rental rates of approximately $3.4 million, higher legal and lease termination fees of $1.7 million, and higher average occupancy of approximately $0.8 million, partially offset by a $2.9 million decrease in real estate tax recoveries primarily due to lower multi-year tax reassessments for three of our properties and the requirements of the new lease accounting standard (see Note 2 for additional disclosure),

•
an increase of $2.8 million from non-comparable properties due primarily to the openings at Phase II at Assembly Row and Pike & Rose, partially offset by redevelopment related occupancy decreases at one of our Florida properties and one Virginia property, and

•	an increase of $0.5 million from the acquisition of Fairfax Junction in February 2019, partially offset by,

•	a decrease of $1.4 million from our 2018 and 2019 property sales.
Property Expenses
Total property expenses decreased $1.6 million, or 2.4%, to $66.6 million in the three months ended June 30, 2019 compared to $68.2 million in the three months ended June 30, 2018. Changes in the components of property expenses are discussed below.

Rental Expenses
Rental expenses increased $1.5 million, or 3.8%, to $41.4 million in the three months ended June 30, 2019 compared to $39.9 million in the three months ended June 30, 2018. This increase is due primarily to an increase of $1.4 million from comparable properties due primarily to higher repairs and maintenance costs partially offset by a $0.9 million decrease due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 18.0% in the three months ended June 30, 2019 from 17.8% in the three months ended June 30, 2018.
Real Estate Taxes
Real estate tax expense decreased $3.1 million, or 11.1%, to $25.2 million in the three months ended June 30, 2019 compared to $28.3 million in the three months ended June 30, 2018. This decrease is primarily due to the following:

•
a decrease of $3.4 million from comparable properties due primarily to a tax refund from a multi-year appeal and reassessment of three of our properties and $1.3 million due to the new lease accounting standard requirement, which no longer permits the gross up of real estate tax revenue and expense for real estate taxes that our tenants pay directly to the taxing authority (see Note 2 for additional disclosure), partially offset by

•	an increase of $0.3 million from non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities.
Property Operating Income
Property operating income increased $7.2 million, or 4.6%, to $163.9 million in the three months ended June 30, 2019 compared to $156.7 million in the three months ended June 30, 2018. This increase is due primarily to growth in earnings at comparable properties and Assembly Row and Pike & Rose, partially offset by property sales.
Other Operating
General and Administrative
General and administrative expense increased $3.0 million, or 35.8%, to $11.4 million in the three months ended June 30, 2019 from $8.4 million in the three months ended June 30, 2018. This increase is due primarily to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel costs.
Gain on Sale of Real Estate, Net
The $16.2 million gain on sale of real estate, net for the three months ended June 30, 2019 is due primarily to the sale of Free State Shopping Center and a land parcel at Northeast Shopping Center.
The $4.0 million net gain for the three months ended June 30, 2018 is related to condominium unit sales that closed at our Assembly Row and Pike and Rose properties.
Operating Income
Operating income increased $15.7 million, or 16.7%, to $109.6 million in the three months ended June 30, 2019 compared to $93.9 million in the three months ended June 30, 2018. This increase is due primarily to the net gains on the sales of Free State Shopping Center and a land parcel at Northeast Shopping Center, growth in earnings at our comparable properties, and the opening of Phase II of Assembly Row and Pike & Rose, partially offset by higher leasing and personnel related costs.
Other
Interest Expense
Interest expense decreased $0.3 million, or 1.0%, to $27.5 million in the three months ended June 30, 2019 compared to $27.8 million in the three months ended June 30, 2018. This decrease is due primarily to a decrease of $0.9 million due to lower weighted average borrowings, partially offset by an increase of $0.7 million due to a higher overall weighted average borrowing rate.

Gross interest costs were $32.2 million and $32.4 million in the three months ended June 30, 2019 and 2018, respectively. Capitalized interest was $4.7 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively.
Income (loss) from Partnerships
Income (loss) from partnerships increased $1.1 million, or 152.3%, to $0.4 million in the three months ended June 30, 2019 compared to a loss of $0.7 million in the three months ended June 30, 2018. This increase is due primarily to our share of earnings related to the hotel joint ventures at Assembly Row and Pike & Rose, which opened in August 2018 and March 2018, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2019 AND 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$461,223	$448,816	$12,407	2.8%
Mortgage interest income	1,469	1,491	(22)	(1.5)%
Total property revenue	462,692	450,307	12,385	2.8%
Rental expenses	85,698	84,678	1,020	1.2%
Real estate taxes	52,853	56,755	(3,902)	(6.9)%
Total property expenses	138,551	141,433	(2,882)	(2.0)%
Property operating income (1)	324,141	308,874	15,267	4.9%
General and administrative expense	(20,987)	(16,342)	(4,645)	28.4%
Depreciation and amortization	(118,679)	(116,491)	(2,188)	1.9%
Gain on sale of real estate, net	16,197	7,288	8,909	122.2%
Operating income	200,672	183,329	17,343	9.5%
Other interest income	366	338	28	8.3%
Interest expense	(55,515)	(53,950)	(1,565)	2.9%
Loss from partnerships	(1,053)	(1,253)	200	(16.0)%
Total other, net	(56,202)	(54,865)	(1,337)	2.4%
Net income	144,470	128,464	16,006	12.5%
Net income attributable to noncontrolling interests	(3,424)	(3,622)	198	(5.5)%
Net income attributable to the Trust	$141,046	$124,842	$16,204	13.0%

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

Property Revenues
Total property revenue increased $12.4 million, or 2.8%, to $462.7 million in the six months ended June 30, 2019 compared to $450.3 million in the six months ended June 30, 2018. The percentage occupied at our shopping centers was 93.3% at June 30, 2019 compared to 93.7% at June 30, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $12.4 million, or 2.8%, to $461.2 million in the six months ended June 30, 2019 compared to $448.8 million in the six months ended June 30, 2018 due primarily to the following:

•
an increase of $7.1 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose and the lease-up of one of our other redevelopments, partially offset by redevelopment related occupancy decreases at two of our Florida properties and one Virginia property,

•
an increase of $6.0 million from comparable properties due primarily to higher rental rates of approximately $5.6 million, higher legal and lease termination fees of $5.1 million, and higher average occupancy of approximately $1.2 million, partially offset by a $4.1 million decrease in real estate tax recoveries primarily due to lower multi-year tax reassessments for three of our properties and the requirements of the new lease accounting standard (see Note 2 for additional disclosure), and

•	an increase of $0.8 million from the acquisition of Fairfax Junction in February 2019, partially offset by

•	a decrease of $2.3 million from property sales.
Property Expenses
Total property expenses decreased $2.9 million, or 2.0%, to $138.6 million in the six months ended June 30, 2019 compared to $141.4 million in the six months ended June 30, 2018. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.0 million, or 1.2%, to $85.7 million in the six months ended June 30, 2019 compared to $84.7 million in the six months ended June 30, 2018. This increase is due primarily to the following:

•
an increase of $0.6 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose, partially offset by lower expenses at two of our Florida properties,

•
an increase of $0.5 million from comparable properties due primarily to higher repairs and maintenance costs partially offset by a $1.8 million decrease due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019, and

•	an increase of $0.3 million from acquisitions,
partially offset by

•	a decrease of $0.6 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 18.6% in the six months ended June 30, 2019 from 18.9% the six months ended June 30, 2018.
Real Estate Taxes
Real estate tax expense decreased $3.9 million, or 6.9%, to $52.9 million in the six months ended June 30, 2019 compared to $56.8 million in the six months ended June 30, 2018 due primarily to:

•
a decrease of $4.3 million from comparable properties due primarily to a tax refund from a multi-year appeal and reassessment for three of our properties and $2.7 million due to the new lease accounting standard requirement, which no longer permits the gross up of real estate tax revenue and expense for real estate taxes that our tenants pay directly to the taxing authority (see Note 2 for additional disclosure), partially offset by

•	an increase of $0.6 million from non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities.
Property Operating Income
Property operating income increased $15.3 million, or 4.9%, to $324.1 million in the six months ended June 30, 2019 compared to $308.9 million in the six months ended June 30, 2018. This increase is due primarily to growth in earnings at comparable properties, the opening of Phase II at Assembly Row and Pike & Rose, and our acquisition of Fairfax Junction in February 2019, partially offset by property sales.
Other Operating
General and Administrative
General and administrative expense increased $4.6 million, or 28.4%, to $21.0 million in the six months ended June 30, 2019 from $16.3 million in the six months ended June 30, 2018. This increase is due primarily to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel costs.

Gain on Sale of Real Estate, Net
The $16.2 million gain on sale of real estate, net for the six months ended June 30, 2019 is due primarily to the sale of Free State Shopping Center and a land parcel at Northeast Shopping Center.
The $7.3 million net gain for the six months ended June 30, 2018 is related to condominium unit sales that closed at our Assembly Row and Pike and Rose properties.
Operating Income
Operating income increased $17.3 million, or 9.5%, to $200.7 million in the six months ended June 30, 2019 compared to $183.3 million in the six months ended June 30, 2018. This increase is due primarily to growth in earnings at our comparable properties, the net gains on the sales of Free State Shopping Center and a land parcel at Northeast Shopping Center, and the opening of Phase II of Assembly Row and Pike & Rose, partially offset by higher leasing and personnel related costs.
Other
Interest Expense
Interest expense increased $1.6 million, or 2.9%, to $55.5 million in the six months ended June 30, 2019 compared to $54.0 million in the six months ended June 30, 2018. This increase is due primarily to the following:

•	an increase of $1.9 million due to a higher overall weighted average borrowing rate and

•
a decrease of $1.5 million in capitalized interest, primarily attributable to portions of Phase II of Assembly Row and Pike & Rose being placed in service partially offset by our Santana Row development, partially offset by

•	a decrease of $1.8 million due to lower weighted average borrowings.
Gross interest costs were $64.8 million and $64.7 million in the six months ended June 30, 2019 and 2018, respectively. Capitalized interest was $9.2 million and $10.7 million in the six months ended June 30, 2019 and 2018, respectively.

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
At June 30, 2019, we had cash and cash equivalents of $105.9 million and no outstanding balance on our $800.0 million unsecured revolving credit facility. For the six months ended June 30, 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $116.5 million, the weighted average amount of borrowings outstanding was $45.1 million and the weighted average interest rate, before amortization of debt fees, was 3.2%. On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion, lower our spread over LIBOR from 82.5 basis points to 77.5 basis points, and extend the maturity date to January 19, 2024, subject to two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. The net proceeds of $297.0 million were primarily used to repay our $275.0 million unsecured term loan, which was to mature in November 2019, resulting in no remaining debt maturing in 2019. During the six months ended June 30, 2019, we raised $68.3 million, after fees and other costs, under our ATM equity program, which as of June 30, 2019, had the capacity to issue up to $203.4 million in common shares. We currently believe that cash flows from operations, cash on han

d, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash provided by operating activities	$242,287	$263,111
Cash used in investing activities	(113,368)	(78,695)
Cash used in financing activities	(96,982)	(100,654)
Increase in cash, cash equivalents and restricted cash	31,937	83,762
Cash, cash equivalents and restricted cash, beginning of year	108,332	25,200
Cash, cash equivalents and restricted cash, end of period	$140,269	$108,962

Net cash provided by operating activities decreased $20.8 million to $242.3 million during the six months ended June 30, 2019 from $263.1 million during the six months ended June 30, 2018. The decrease was primarily attributable to $12.4 million in net proceeds from the Jordan Downs Plaza new market tax credit transaction in June 2018 and the timing of cash receipts, partially offset by higher net income before certain non-cash items.
Net cash used in investing activities increased $34.7 million to $113.4 million during the six months ended June 30, 2019 from $78.7 million during the six months ended June 30, 2018. The increase was primarily attributable to:

•
a $28.4 million decrease in proceeds from sales of real estate, resulting from a decrease in the sale of condominiums at our Assembly Row and Pike & Rose properties, partially offset by the sale of Free State Shopping Center and a land parcel at Northeast Shopping Center in May 2019, and

•	a $23.4 million increase in acquisition of real estate, primarily due to the acquisition of Fairfax Junction in February 2019, partially offset by

•	a $15.5 million decrease in capital expenditures as we complete portions of Phase II of both our Assembly Row and Pike & Rose projects.
Net cash used in financing activities decreased $3.7 million to $97.0 million during the six months ended June 30, 2019 from $100.7 million during the six months ended June 30, 2018. The decrease was primarily attributable to:

•	$297.1 million in net proceeds from the issuance of $300.0 million of 3.20% senior unsecured notes in June 2019, and

•
a $46.0 million increase in net proceeds from the issuance of 0.5 million common shares under our ATM program at a weighted average price of $134.96 during the six months ended June 30, 2019, as compared to 0.2 million common shares at a weighted average price of $125.46 in 2018, partially offset by

•
a $284.7 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the payoff of our $275.0 million unsecured term loan in June 2019 and the $20.3 million payoff of the mortgage loan on Rollingwood Apartments in January 2019, as compared to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018,

•	a $48.0 million decrease in net borrowings on our revolving credit facility, and

•	a $5.4 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2019:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2019	Stated Interest Rate as of June 30, 2019	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$63,326	5.62%	September 1, 2020
29th Place	Acquired	3,999	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,819	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,321	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	68,411	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,808	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	5,770	5.36%	January 15, 2031
Subtotal		452,259
Net unamortized premium and debt issuance costs		(1,376)
Total mortgages payable, net		450,883
Notes payable
Revolving credit facility (1)	800,000	—	LIBOR + 0.825%	April 20, 2020
Various	7,239	4,229	11.31%	Various through 2028
Subtotal		4,229
Net unamortized debt issuance costs		(66)
Total notes payable, net		4,163

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	300,000	300,000	3.20%	June 15, 2029
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,719,200
Net unamortized discount and debt issuance costs		(16,463)
Total senior notes and debentures, net		2,702,737

Total debt, net		$3,157,783
_____________________

1)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2019 was $116.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%. On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion and extend the maturity date to January 19, 2024. We also lowered the spread over LIBOR to 77.5 basis points.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2019, we were in compliance with all financial and other covenants related to our revolving credit facility and senior notes. Additionally, as of June 30, 2019, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2019:

	Unsecured	Secured	Total
	(In thousands)
2019	$388	$2,746	$3,134
2020	613	65,539	66,152
2021	250,682	30,541	281,223
2022	250,758	117,018	367,776
2023	275,787	730	276,517
Thereafter	1,945,201	235,685	2,180,886
	$2,723,429	$452,259	$3,175,688	(1)
__________________

1)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of June 30, 2019.

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
As of June 30, 2019, our Assembly Row hotel joint venture is party to two interest rate swap agreements that effectively fix their debt at 5.206%. Both swaps were designated and qualify for cash flow hedge accounting. Hedge ineffectiveness has not impacted earnings as of June 30, 2019.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$82,667	$65,533	$144,470	$128,464
Net income attributable to noncontrolling interests	(1,765)	(1,938)	(3,424)	(3,622)
Gain on sale of real estate, net	(16,197)	(3,972)	(16,197)	(7,288)
Depreciation and amortization of real estate assets	53,323	52,011	106,812	103,362
Amortization of initial direct costs of leases	4,537	4,702	9,287	9,302
Funds from operations	122,565	116,336	240,948	230,218
Dividends on preferred shares	(1,875)	(1,875)	(3,750)	(3,750)
Income attributable to operating partnership units	661	759	1,390	1,534
Income attributable to unvested shares	(346)	(398)	(690)	(786)
Funds from operations available for common shareholders	$121,005	$114,822	$237,898	227,216
Weighted average number of common shares, diluted (1)	75,456	73,880	75,235	73,859

Funds from operations available for common shareholders, per diluted share	$1.60	$1.55	$3.16	$3.08
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2019, we had $3.2 billion of fixed-rate debt outstanding. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $237.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $272.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2019, our only variable rate debt was our revolving credit facility, which had no outstanding balance.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2019, we issued 42,206 common shares in connection with redemptions of downREIT operating partnership units.
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

August 1, 2019	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

August 1, 2019	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)