Form 10-Q
period 2019-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2019-10-30
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 25, 2019 was 75,522,757.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2019

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,536,443 and $1,701,804 of consolidated variable interest entities, respectively)	$7,302,912	$7,307,622
Construction-in-progress (including $97,922 and $51,313 of consolidated variable interest entities, respectively)	691,989	495,274
Assets held for sale	49,835	16,576
	8,044,736	7,819,472
Less accumulated depreciation and amortization (including $289,739 and $292,374 of consolidated variable interest entities, respectively)	(2,190,486)	(2,059,143)
Net real estate	5,854,250	5,760,329
Cash and cash equivalents	162,543	64,087
Accounts and notes receivable, net	143,855	142,237
Mortgage notes receivable, net	30,429	30,429
Investment in partnerships	30,017	26,859
Operating lease right of use assets	94,271	—
Finance lease right of use assets	52,723	—
Prepaid expenses and other assets	239,477	265,703
TOTAL ASSETS	$6,607,565	$6,289,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $389,523 and $444,388 of consolidated variable interest entities, respectively)	$466,600	$474,379
Capital lease obligations	—	71,519
Notes payable, net	3,889	279,027
Senior notes and debentures, net	2,806,422	2,404,279
Accounts payable and accrued expenses	221,781	177,922
Dividends payable	81,477	78,207
Security deposits payable	20,354	17,875
Operating lease liabilities	74,032	—
Finance lease liabilities	72,065	—
Other liabilities and deferred credits	165,542	182,898
Total liabilities	3,912,162	3,686,106
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	122,282	136,208
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 75,494,931 and 74,249,633 shares issued and outstanding, respectively	758	745
Additional paid-in capital	3,167,460	3,004,442
Accumulated dividends in excess of net income	(857,152)	(818,877)
Accumulated other comprehensive loss	(1,135)	(416)
Total shareholders’ equity of the Trust	2,469,928	2,345,891
Noncontrolling interests	103,193	121,439
Total shareholders’ equity	2,573,121	2,467,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,607,565	$6,289,644
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
REVENUE
Rental income	$233,212	$228,960	$694,435	$677,776
Mortgage interest income	735	793	2,204	2,284
Total revenue	233,947	229,753	696,639	680,060
EXPENSES
Rental expenses	54,484	41,909	140,182	126,587
Real estate taxes	29,030	29,086	81,883	85,841
General and administrative	11,060	7,638	32,047	23,980
Depreciation and amortization	59,648	60,778	178,327	177,269
Total operating expenses	154,222	139,411	432,439	413,677

Gain on sale of real estate, net of tax	14,293	3,125	30,490	10,413

OPERATING INCOME	94,018	93,467	294,690	276,796

OTHER INCOME/(EXPENSE)
Other interest income	389	319	755	657
Interest expense	(27,052)	(28,166)	(82,567)	(82,116)
Loss from partnerships	(249)	(1,440)	(1,302)	(2,693)
NET INCOME	67,106	64,180	211,576	192,644
Net income attributable to noncontrolling interests	(1,641)	(1,622)	(5,065)	(5,244)
NET INCOME ATTRIBUTABLE TO THE TRUST	65,465	62,558	206,511	187,400
Dividends on preferred shares	(2,010)	(2,010)	(6,031)	(6,031)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$63,455	$60,548	$200,480	$181,369
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	0.84	0.82	2.68	2.47
Weighted average number of common shares	74,832	73,400	74,584	73,100
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.84	$0.82	$2.68	$2.47
Weighted average number of common shares	74,832	73,408	74,584	73,136

COMPREHENSIVE INCOME	$66,995	$63,895	$210,857	$192,749

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$65,354	$62,273	$205,792	$187,505

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2019
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $2,604 attributable to redeemable noncontrolling interests	—	—	—	—	—	206,511	—	2,461	208,972
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(719)	—	(719)
Dividends declared to common shareholders ($3.09 per share)	—	—	—	—	—	(231,657)	—	—	(231,657)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(8,812)	(8,812)
Common shares issued, net	—	—	1,045,470	11	139,488	—	—	—	139,499
Shares issued under dividend reinvestment plan	—	—	12,006	—	1,567	—	—	—	1,567
Share-based compensation expense, net of forfeitures	—	—	110,804	1	10,142	—	—	—	10,143
Shares withheld for employee taxes	—	—	(34,234)	—	(4,615)	—	—	—	(4,615)
Conversion and redemption of OP units	—	—	111,252	1	11,933	—	—	(12,006)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	111	111
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,503	—	—	—	4,503
BALANCE AT SEPTEMBER 30, 2019	405,896	$159,997	75,494,931	$758	$3,167,460	$(857,152)	$(1,135)	$103,193	$2,573,121

BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	$752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646
Net income, excluding $821 attributable to redeemable noncontrolling interests	—	—	—	—	—	65,465	—	820	66,285
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(111)	—	(111)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,102)	—	—	(79,102)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,148)	(1,148)
Common shares issued, net	—	—	533,516	6	71,189	—	—	—	71,195
Shares issued under dividend reinvestment plan	—	—	3,885	—	513	—	—	—	513
Share-based compensation expense, net of forfeitures	—	—	8,667	—	3,151	—	—	—	3,151
Shares withheld for employee taxes	—	—	(1,334)	—	(173)	—	—	—	(173)
Redemption of OP units	—	—	—	—	(2)	—	—	(70)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	111	111
Adjustment to redeemable noncontrolling interests	—	—	—	—	3,836	—	—	—	3,836
BALANCE AT SEPTEMBER 30, 2019	405,896	$159,997	75,494,931	758	$3,167,460	$(857,152)	$(1,135)	$103,193	$2,573,121

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2018
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $2,920 attributable to redeemable noncontrolling interests	—	—	—	—	—	187,400	—	2,324	189,724
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	105	—	105
Dividends declared to common shareholders ($3.02 per share)	—	—	—	—	—	(221,623)	—	—	(221,623)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,010)	(4,010)
Common shares issued, net	—	—	612,727	6	77,365	—	—	—	77,371
Exercise of stock options	—	—	93,593	1	4,040	—	—	—	4,041
Shares issued under dividend reinvestment plan	—	—	13,750	—	1,647	—	—	—	1,647
Share-based compensation expense, net of forfeitures	—	—	55,773	1	9,637	—	—	—	9,638
Shares withheld for employee taxes	—	—	(8,189)	—	(927)	—	—	—	(927)
Conversion and redemption of OP units	—	—	749	—	(528)	—	—	(5,378)	(5,906)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,924	3,924
BALANCE AT SEPTEMBER 30, 2018	405,896	$159,997	73,859,280	$741	$2,946,555	$(795,649)	$127	$121,668	$2,433,439

BALANCE AT JUNE 30, 2018	405,896	$159,997	73,434,943	$737	$2,884,771	$(780,973)	$412	$122,648	2,387,592
Net income, excluding $922 attributable to redeemable noncontrolling interests	—	—	—	—	—	62,558	—	700	63,258
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(285)	—	(285)
Dividends declared to common shareholders ($1.02 per share)	—	—	—	—	—	(75,224)	—	—	(75,224)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,243)	(1,243)
Common shares issued, net	—	—	464,113	4	59,047	—	—	—	59,051
Exercise of stock options	—	—	—	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	—	—	4,458	—	561	—	—	—	561
Share-based compensation expense, net of forfeitures	—	—	(43,801)	—	2,494	—	—	—	2,494
Shares withheld for employee taxes	—	—	(1,182)	—	(150)	—	—	—	(150)
Conversion and redemption of OP units	—	—	749	—	(168)	—	—	(1,352)	(1,520)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	915	915
BALANCE AT SEPTEMBER 30, 2018	405,896	$159,997	73,859,280	$741	$2,946,555	$(795,649)	$127	$121,668	$2,433,439

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
OPERATING ACTIVITIES
Net income	$211,576	$192,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,327	177,269
Gain on sale of real estate, net of tax	(30,490)	(10,413)
Loss from partnerships	1,302	2,693
Other, net	(457)	3,251
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	—	12,353
Increase in accounts receivable, net	(8,867)	(4,514)
Increase in prepaid expenses and other assets	(12,836)	(11,682)
Increase in accounts payable and accrued expenses	6,262	2,896
(Decrease) increase in security deposits and other liabilities	(511)	219
Net cash provided by operating activities	344,306	364,716
INVESTING ACTIVITIES
Acquisition of real estate	(45,122)	(3,624)
Capital expenditures - development and redevelopment	(226,232)	(217,437)
Capital expenditures - other	(53,890)	(50,744)
Proceeds from sale of real estate	115,781	142,711
Proceeds from partnership formation	—	37,998
Investment in partnerships	(980)	(616)
Distribution from partnerships in excess of earnings	1,798	237
Leasing costs	(18,751)	(19,938)
Repayment (issuance) of mortgage and other notes receivable, net	130	(360)
Net cash used in investing activities	(227,266)	(111,773)
FINANCING ACTIVITIES
Repayments under revolving credit facility, including costs	(4,012)	(14,500)
Issuance of senior notes, net of costs	400,106	—
Repayment of mortgages, finance leases and notes payable	(299,485)	(15,137)
Issuance of common shares, net of costs	139,729	81,628
Dividends paid to common and preferred shareholders	(232,985)	(224,311)
Shares withheld for employee taxes	(4,615)	(927)
Contributions from noncontrolling interests	272	2,753
Distributions to and redemptions of noncontrolling interests	(17,466)	(12,848)
Net cash used in financing activities	(18,456)	(183,342)
Increase in cash, cash equivalents and restricted cash	98,584	69,601
Cash, cash equivalents, and restricted cash at beginning of year	108,332	25,200
Cash, cash equivalents, and restricted cash at end of period	$206,916	$94,801

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Certain 2018 amounts have been reclassified to conform to current period presentation, which includes the presentation of rental income on our Consolidated Statements of Comprehensive Income.
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

From a lessee perspective, the primary impact of adoption on January 1, 2019 was to record a lease obligation liability and right of use asset for operating leases where we are the lessee.  The most significant of these operating leases are ground leases at 14 properties. The operating lease right of use assets and related liabilities are shown separately on the face of our consolidated balance sheet. Additionally, amounts previously recorded as capital lease assets and included in real estate have been reclassified in the September 30, 2019 balance sheet as finance lease right of use assets and the related capital lease obligations have been reclassified in the September 30, 2019 balance sheet as finance lease liabilities. Income statement presentation is not impacted for our existing operating and finance leases.

From a lessor perspective, adoption of ASC 842 results in a charge to opening accumulated dividends in excess of net income of $7.1 million. This charge is attributable to the write off of certain direct leasing costs recorded as of December 31, 2018 under the previous lease accounting rules for leases which had not commenced and the write off of December 31, 2018 unreserved receivables (including straight-line receivables) for leases where we have determined that the collection of substantially all of the lease payments required for the term of the lease is not probable. Income statement presentation changes incorporated into our September 30, 2019 financial statements include: no longer recording a gross up of revenue and expense for costs (such as real estate taxes) paid directly by lessees on our behalf and recording collectability adjustments against revenue rather than as bad debt within rental expenses.

As a result of the change in the definition of initial direct costs of leases, capitalized leasing costs excluding external commissions decreased to $0.7 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, from $1.7 million and $5.3 million for the three and nine months ended September 30, 2018, respectively.

The following table provides additional information on our operating and finance leases where we are the lessee:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321	$963
Interest on lease liabilities	1,455	4,366
Operating lease cost	1,524	4,521
Variable lease cost	131	351
Total lease cost	$3,431	$10,201

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,432	$4,325
Operating cash flows for operating leases	$1,500	$4,279
Financing cash flows for finance leases	$2	$43

		September 30,
		2019
Weighted-average remaining lease term - finance leases		18.4 years
Weighted-average remaining lease term - operating leases		53.7 years
Weighted-average discount rate - finance leases		8.0%
Weighted-average discount rate - operating leases		4.5%

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$97,074	$96,903
Interest capitalized	(14,507)	(14,787)
Interest expense	$82,567	$82,116
Cash paid for interest, net of amounts capitalized	$82,118	$85,614
Cash paid for income taxes	$450	$699
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$16,951	$—
DownREIT operating partnership units redeemed for common shares	$11,935	$101
Shares issued under dividend reinvestment plan	$1,337	$1,431
See additional disclosures in the "Recently Adopted Accounting Pronouncements" section of this footnote relating to operating lease right of use assets and lease liabilities recorded in connection with our adoption of ASC Topic 842.

	September 30,	December 31,
	2019	2018
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$162,543	$64,087
Restricted cash (1)	44,373	44,245
Total cash, cash equivalents, and restricted cash	$206,916	$108,332

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On September 13, 2019, we acquired a 6,000 square foot retail building adjacent to San Antonio Center in Mountain View, California for $6.5 million.
On September 18, 2019, we acquired a 42,000 square foot retail building in Hoboken, New Jersey for $30.9 million, including the assumption of $17.0 million of mortgage debt. The acquisition was completed through a newly formed joint venture, for which we own a 90% interest. Approximately $0.7 million and $4.7 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
During the three months ended September 30, 2019, we sold one property for a sales price of $18.0 million, which resulted in a gain of $14.1 million. During the nine months ended September 30, 2019, we sold two properties and one parcel of land for a net sales price of $97.7 million, which resulted in a net gain of $29.3 million.
During the nine months ended September 30, 2019, we closed on the sale of 41 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $18.8 million, and recognized a gain of $1.8 million, net of income taxes. The cost basis for the remaining condominium units as of September 30, 2019 is $1.7 million, and is included in "assets held for sale" on our consolidated balance sheet.

NOTE 4—DEBT

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. The notes were offered at 99.838% of the principal amount with a yield to maturity of 3.219%. On August 21, 2019, we issued an additional $100.0 million senior notes of the same series and with the same terms. The August notes were offered at 103.813% of the principal amount, with a yield to maturity of 2.744%. The combined net proceeds from the note offerings after a net issuance premium, underwriting fees, and other costs were $399.9 million, which were primarily used to repay our $275.0 million unsecured term loan, at par, on June 7, 2019 and for general corporate purposes.
On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion and extend the maturity date to January 19, 2024, plus two six-month extensions at our option. Under the amended facility, the spread over LIBOR is 77.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
In connection with our Hoboken, New Jersey acquisition on September 18, 2019, we assumed a mortgage loan with a face amount of $17.0 million and a fair value of $17.5 million. The mortgage loan bears interest at 3.75% and matures on July 1, 2042.
During the three and nine months ended September 30, 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $47.0 million and $116.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 3.0% and 3.2%, respectively. During the three and nine months ended September 30, 2019, the weighted average borrowings outstanding were $14.0 million and $34.7 million, respectively. At September 30, 2019, our revolving credit facility had no balance outstanding. Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2019, we were in compliance with all default related debt covenants.

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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$470,489	$482,345	$753,406	$751,361
Senior notes and debentures	$2,806,422	$3,022,615	$2,404,279	$2,371,392

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2019, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was $0.1 million, and $0.7 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 626,619 downREIT operating partnership units are outstanding which have a total fair value of approximately $85.3 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2019.
On August 2, 2019, we acquired the 10.1% redeemable noncontrolling interest in the partnership that owns our Montrose Crossing Shopping Center for $10.0 million, bringing our ownership interest to 100%.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2019		2018
	Declared	Paid	Declared	Paid
Common shares	$3.090	$3.060	$3.020	$3.000
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.993

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2019, we sold 557,761 common shares (of which, 24,261 settled on October 1, 2019) at a weighted average price per share of $134.48 for net cash proceeds of $74.5 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2019, we sold 1,069,699 common shares at a weighted average price per share of $134.71 for net cash proceeds of $142.8 million and paid $1.2 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2019, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Grants of common shares and options	$3,151	$2,494	$10,143	$9,638
Capitalized share-based compensation	(274)	157	(746)	(769)
Share-based compensation expense	$2,877	$2,651	$9,397	$8,869

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2019 and 2018, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and nine months ended September 30, 2019 and 2018. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
NUMERATOR
Net income	$67,106	$64,180	$211,576	$192,644
Less: Preferred share dividends	(2,010)	(2,010)	(6,031)	(6,031)
Less: Income from operations attributable to noncontrolling interests	(1,641)	(1,622)	(5,065)	(5,244)
Less: Earnings allocated to unvested shares	(232)	(211)	(671)	(719)
Net income available for common shareholders, basic and diluted	$63,223	$60,337	$199,809	$180,650
DENOMINATOR
Weighted average common shares outstanding—basic	74,832	73,400	74,584	73,100
Stock options	—	8	—	36
Weighted average common shares outstanding—diluted	74,832	73,408	74,584	73,136

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.84	$0.82	$2.68	$2.47
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.84	$0.82	$2.68	$2.47

NOTE 10—SUBSEQUENT EVENT
On October 11, 2019, we sold a shopping center in Pacoima, California for $51.3 million, which is included in "assets held for sale" on our consolidated balance sheet at September 30, 2019.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 23.9 million square feet. In total, the real estate projects were 94.2% leased and 92.8% occupied at September 30, 2019.

2019 Property Acquisition and Dispositions
On February 8, 2019, we acquired the fee interest in Fairfax Junction, a 75,000 square foot shopping center in Fairfax, Virginia for $22.5 million. Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On September 13, 2019, we acquired a 6,000 square foot retail building adjacent to San Antonio Center in Mountain View, California for $6.5 million.
On September 18, 2019, we acquired a 42,000 square foot retail building in Hoboken, New Jersey for $30.9 million, including the assumption of $17.0 million of mortgage debt. The acquisition was completed through a newly formed joint venture, for which we own a 90% interest. Approximately $0.7 million and $4.7 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
During the three months ended September 30, 2019, we sold one property for a sales price of $18.0 million, which resulted in a gain of $14.1 million. During the nine months ended September 30, 2019, we sold two properties and one land parcel for a net sales price of $97.7 million, which resulted in a net gain of $29.3 million.
During the nine months ended September 30, 2019, we closed on the sale of 41 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $18.8 million, and recognized a gain of $1.8 million, net of income taxes. The cost basis for the remaining condominium units as of September 30, 2019 is $1.7 million, and is included in "assets held for sale" on our consolidated balance sheet.
2019 Debt and Equity Transactions

On January 31, 2019, we repaid the $20.3 million mortgage loan on Rollingwood Apartments, at par, prior to its original maturity date.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. The notes were offered at 99.838% of the principal amount with a yield to maturity of 3.219%. On August 21, 2019, we issued an additional $100.0 million senior notes of the same series and with the same terms. The August notes were offered at 103.813% of the principal amount, with a yield to maturity of 2.744%. The combined net proceeds from the note offerings after net issuance premium, underwriting fees, and other costs were $399.9 million, which were primarily used to repay our $275.0 million unsecured term loan, at par, on June 7, 2019 and for general corporate purposes.
On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity to $1.0 billion and extend the maturity date to January 19, 2024, plus two six-month extensions at our option. Under the amended facility, the spread over LIBOR is 77.5 basis points based on our current credit rating. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
In connection with our Hoboken, New Jersey acquisition on September 18, 2019, we assumed a mortgage loan with a face amount of $17.0 million and a fair value of $17.5 million. The mortgage loan bears interest at 3.75% and matures on July 1, 2042.
On August 2, 2019, we acquired the 10.1% redeemable noncontrolling interest in the partnership that owns our Montrose Crossing Shopping Center for $10.0 million, bringing our ownership interest to 100%.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2019, we sold 557,761 common shares (of which, 24,261 settled on October 1, 2019) at a weighted average price per share of $134.48 for net cash proceeds of $74.5 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2019, we sold 1,069,699 common shares at a weighted average price per share of $134.71 for net cash proceeds of $142.8 million and paid $1.2 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2019, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $266 million and $6 million, respectively, for the nine months ended September 30, 2019, and $203 million and $6 million, respectively, for the nine months ended September 30, 2018. We capitalized external and internal costs related to other property improvements of $49 million and $2 million, respectively, for the nine months ended September 30, 2019, and $43 million and $2 million for the nine months ended September 30, 2018. We capitalized external and internal costs related to leasing activities of $17 million and $2 million, respectively, for the nine months ended September 30, 2019, and $16 million and $5 million, respectively, for the nine months ended September 30, 2018. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $2 million, and $2 million, respectively, for the nine months ended September 30, 2019 and $6 million, $2 million, and $4 million, respectively for the nine months ended September 30, 2018. Total capitalized costs were $342 million and $275 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see relatively strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants vacating prior to the end of their lease term and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2019, no single tenant accounted for more than 2.6% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected total cost of approximately $352 million that we expect to stabilize in the next several years.
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
Additionally, we control 12 acres of land across from Santana Row, which has approximately 1 million square feet of commercial space entitlements. We are proceeding with the first phase of construction on this land, which includes an eight story 360,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million, with deliveries beginning in 2021.
Phase II of Assembly Row includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). Total expected costs range from $290 million to $305 million and delivery is expected to be substantially complete in 2019. As of September 30, 2019, approximately 132,000 square feet of retail space and the 158 room hotel have opened, and all of the residential units have been completed. Phase II also includes 122 for-sale condominium units, which have all closed as of September 30, 2019. The condominium units had a total cost of $81 million.
Additionally, we commenced construction on Phase III of Assembly Row, which will include 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2022.
Phase II of Pike & Rose includes approximately 216,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of September 30, 2019, approximately 196,000 square feet of retail space and the 177 room hotel have opened, and all of the residential units have been completed. Total expected costs range from $200 million to $207 million and remaining delivery is expected to be substantially complete in 2019. As of September 30, 2019, we closed on the sale of 95 of the 99 for-sale condominium units in Phase II. The condominium units have an expected total cost of $62 million.
Additionally, at Pike & Rose, we have commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2021.
Including costs incurred in the first nine months of 2019, we expect to invest between $230 million and $250 million at Assembly Row, Pike & Rose, and Santana Row in 2019.
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
At September 30, 2019, the leasable square feet in our properties was 94.2% leased and 92.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2019, we signed leases for a total of 491,000 square feet of retail space including 469,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 317,000 square feet at an average rental increase of 6% on a cash basis. Renewals for comparable spaces were signed for 152,000 square feet at an average rental increase of 9% on a cash basis. Tenant improvements and incentives for comparable spaces were $46.20 per square foot, of which, $66.79 per square foot was for new leases and $3.18 per square foot was for renewals for the three months ended September 30, 2019.
For the nine months ended September 30, 2019, we signed leases for a total of 1,180,000 square feet of retail space including 1,095,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 581,000 square feet at an average rental increase of 12% on a cash basis. Renewals for comparable spaces were signed for 514,000 square feet at an average rental increase of 4% on a cash basis. Tenant improvements and incentives for comparable spaces were $43.66 per square foot, of which, $80.32 per square foot was for new leases and $2.18 per square foot was for renewals for the nine months ended September 30, 2019.

The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease and, except for redevelopments, may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as inducement to sign a lease that do not represent building improvements. Costs related to redevelopments requires judgment by management in determining what reflects base building costs and thus, is not included in the "tenant improvements and incentives" amount.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2019, all or a portion of 96 properties were considered comparable properties and nine and eight properties, respectively, were considered non-comparable properties. For the three months ended September 30, 2019, one property was moved from acquisitions to non-comparable properties and one property was removed from comparable properties, as it was sold, compared to the designations for the three months ended June 30, 2019, which were 97 properties or portions of properties considered comparable and eight considered non-comparable. For the nine months ended September 30, 2019, eight properties were moved from acquisitions to comparable properties, one property was moved from acquisitions to non-comparable properties, one portion of a property was moved from non-comparable properties to comparable properties, and two properties were removed from comparable properties, as they were sold, compared to the designations for the year ended December 31, 2018, which were 90 properties or portions of properties considered comparable and eight considered non-comparable. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$233,212	$228,960	$4,252	1.9%
Mortgage interest income	735	793	(58)	(7.3)%
Total property revenue	233,947	229,753	4,194	1.8%
Rental expenses	54,484	41,909	12,575	30.0%
Real estate taxes	29,030	29,086	(56)	(0.2)%
Total property expenses	83,514	70,995	12,519	17.6%
Property operating income (1)	150,433	158,758	(8,325)	(5.2)%
General and administrative expense	(11,060)	(7,638)	(3,422)	44.8%
Depreciation and amortization	(59,648)	(60,778)	1,130	(1.9)%
Gain on sale of real estate, net	14,293	3,125	11,168	357.4%
Operating income	94,018	93,467	551	0.6%
Other interest income	389	319	70	21.9%
Interest expense	(27,052)	(28,166)	1,114	(4.0)%
Loss from partnerships	(249)	(1,440)	1,191	(82.7)%
Total other, net	(26,912)	(29,287)	2,375	(8.1)%
Net income	67,106	64,180	2,926	4.6%
Net income attributable to noncontrolling interests	(1,641)	(1,622)	(19)	1.2%
Net income attributable to the Trust	$65,465	$62,558	$2,907	4.6%

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

Property Revenues
Total property revenue increased $4.2 million, or 1.8%, to $233.9 million in the three months ended September 30, 2019 compared to $229.8 million in the three months ended September 30, 2018. The percentage occupied at our shopping centers was 92.8% at September 30, 2019 compared to 93.7% at September 30, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $4.3 million, or 1.9%, to $233.2 million in the three months ended September 30, 2019 compared to $229.0 million in the three months ended September 30, 2018 due primarily to the following:

•	an increase of $3.9 million from comparable properties due primarily to higher rental rates of approximately $3.1 million and higher average occupancy of approximately $1.1 million,

•
an increase of $2.1 million from non-comparable properties due primarily to the retail openings and residential lease-up at Phase II at Assembly Row and Pike & Rose and and the lease-up of one of our other redevelopments, partially offset by redevelopment related occupancy decreases at one Virginia property, and

•	an increase of $0.6 million from the acquisition of Fairfax Junction in February 2019, partially offset by,

•	a decrease of $2.3 million from our 2018 and 2019 property sales.
Property Expenses
Total property expenses increased $12.5 million, or 17.6%, to $83.5 million in the three months ended September 30, 2019 compared to $71.0 million in the three months ended September 30, 2018. Changes in the components of property expenses are discussed below.

Rental Expenses
Rental expenses increased $12.6 million, or 30.0%, to $54.5 million in the three months ended September 30, 2019 compared to $41.9 million in the three months ended September 30, 2018. This increase is due primarily to the following:

•	an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace, and

•
an increase of $0.7 million from comparable properties due primarily to higher repairs and maintenance costs partially offset by a $1.2 million decrease due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019.

As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 23.4% in the three months ended September 30, 2019 from 18.3% in the three months ended September 30, 2018.
Property Operating Income
Property operating income decreased $8.3 million, or 5.2%, to $150.4 million in the three months ended September 30, 2019 compared to $158.8 million in the three months ended September 30, 2018. This decrease is due primarily to the charge related to the buyout of a lease at Assembly Square Marketplace and property sales, partially offset by growth in earnings at comparable properties, Assembly Row and Pike & Rose, and one of our retail redevelopments.
Other Operating
General and Administrative
General and administrative expense increased $3.4 million, or 44.8%, to $11.1 million in the three months ended September 30, 2019 from $7.6 million in the three months ended September 30, 2018. This increase is due primarily to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel related costs.
Gain on Sale of Real Estate, Net
The $14.3 million gain on sale of real estate, net for the three months ended September 30, 2019 is due primarily to the sale of one property.
The $3.1 million net gain for the three months ended September 30, 2018 is due to the sale of a residential building in August 2018.
Operating Income
Operating income increased $0.6 million, or 0.6%, to $94.0 million in the three months ended September 30, 2019 compared to $93.5 million in the three months ended September 30, 2018. This increase is due primarily to the net gain on the sale of one property and growth in earnings at our comparable properties, partially offset by the charge related to the buyout of a lease at Assembly Square Marketplace, higher leasing and personnel related costs, and property sales.
Other
Interest Expense
Interest expense decreased $1.1 million, or 4.0%, to $27.1 million in the three months ended September 30, 2019 compared to $28.2 million in the three months ended September 30, 2018. This decrease is due primarily to an increase of $1.2 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose, and Santana Row.
Gross interest costs were $32.3 million and $32.2 million in the three months ended September 30, 2019 and 2018, respectively. Capitalized interest was $5.3 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively.
Loss from Partnerships
Loss from partnerships decreased $1.2 million, or 82.7%, to $0.2 million in the three months ended September 30, 2019 compared to a loss of $1.4 million in the three months ended September 30, 2018. This decrease is due primarily to improved operating results at our Assembly Row and Pike & Rose hotel joint ventures, which opened in August 2018 and March 2018, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$694,435	$677,776	$16,659	2.5%
Mortgage interest income	2,204	2,284	(80)	(3.5)%
Total property revenue	696,639	680,060	16,579	2.4%
Rental expenses	140,182	126,587	13,595	10.7%
Real estate taxes	81,883	85,841	(3,958)	(4.6)%
Total property expenses	222,065	212,428	9,637	4.5%
Property operating income (1)	474,574	467,632	6,942	1.5%
General and administrative expense	(32,047)	(23,980)	(8,067)	33.6%
Depreciation and amortization	(178,327)	(177,269)	(1,058)	0.6%
Gain on sale of real estate, net	30,490	10,413	20,077	192.8%
Operating income	294,690	276,796	17,894	6.5%
Other interest income	755	657	98	14.9%
Interest expense	(82,567)	(82,116)	(451)	0.5%
Loss from partnerships	(1,302)	(2,693)	1,391	(51.7)%
Total other, net	(83,114)	(84,152)	1,038	(1.2)%
Net income	211,576	192,644	18,932	9.8%
Net income attributable to noncontrolling interests	(5,065)	(5,244)	179	(3.4)%
Net income attributable to the Trust	$206,511	$187,400	$19,111	10.2%

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

Property Revenues
Total property revenue increased $16.6 million, or 2.4%, to $696.6 million in the nine months ended September 30, 2019 compared to $680.1 million in the nine months ended September 30, 2018. The percentage occupied at our shopping centers was 92.8% at September 30, 2019 compared to 93.7% at September 30, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $16.7 million, or 2.5%, to $694.4 million in the nine months ended September 30, 2019 compared to $677.8 million in the nine months ended September 30, 2018 due primarily to the following:

•
an increase of $10.0 million from comparable properties due primarily to higher rental rates of approximately $8.8 million, higher lease termination fees and legal fee income of $5.3 million, and higher average occupancy of approximately $2.3 million, partially offset by a $4.4 million decrease in real estate tax recoveries primarily due to the requirements of the new lease accounting standard and lower multi-year tax reassessments for two of our properties, and $1.9 million related to collectibility adjustments, which are now being presented as a reduction of rental income rather than rental expense (see Note 2 for additional disclosure),

•
an increase of $9.2 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose and the lease-up of one of our other redevelopments, partially offset by redevelopment related occupancy decreases at one Virginia property and two of our Florida properties, and

•	an increase of $1.3 million from the acquisition of Fairfax Junction in February 2019,

partially offset by

•	a decrease of $4.6 million from property sales.
Property Expenses
Total property expenses increased $9.6 million, or 4.5%, to $222.1 million in the nine months ended September 30, 2019 compared to $212.4 million in the nine months ended September 30, 2018. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $13.6 million, or 10.7%, to $140.2 million in the nine months ended September 30, 2019 compared to $126.6 million in the nine months ended September 30, 2018. This increase is due primarily to the following:

•	an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace,

•
an increase of $1.2 million from comparable properties due primarily to higher repairs and maintenance costs partially offset by a $3.0 million decrease due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019,

•
an increase of $0.6 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose, partially offset by lower expenses at two of our Florida properties, and

•	an increase of $0.4 million from acquisitions,
partially offset by

•	a decrease of $0.9 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.2% in the nine months ended September 30, 2019 from 18.7% the nine months ended September 30, 2018.
Real Estate Taxes
Real estate tax expense decreased $4.0 million, or 4.6%, to $81.9 million in the nine months ended September 30, 2019 compared to $85.8 million in the nine months ended September 30, 2018 due primarily to:

•
a decrease of $4.1 million from comparable properties due primarily to a tax refund from a multi-year appeal and reassessment for three of our properties and $4.0 million due to the new lease accounting standard requirement, which no longer permits the gross up of real estate tax revenue and expense for real estate taxes that our tenants pay directly to the taxing authority (see Note 2 for additional disclosure), partially offset by higher assessments, and

•	a decrease of $0.6 million from property sales,
partially offset by

•	an increase of $0.5 million from non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities, and

•	an increase of $0.2 million from acquisitions.
Property Operating Income
Property operating income increased $6.9 million, or 1.5%, to $474.6 million in the nine months ended September 30, 2019 compared to $467.6 million in the nine months ended September 30, 2018. This increase is due primarily to growth in earnings at comparable properties, the opening of Phase II at Assembly Row and Pike & Rose, and our acquisition of Fairfax Junction in February 2019, partially offset by the charge related to the buyout of a lease at Assembly Square Marketplace, and property sales.
Other Operating
General and Administrative
General and administrative expense increased $8.1 million, or 33.6%, to $32.0 million in the nine months ended September 30, 2019 from $24.0 million in the nine months ended September 30, 2018. This increase is due primarily to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel costs.
Gain on Sale of Real Estate, Net
The $30.5 million gain on sale of real estate, net for the nine months ended September 30, 2019 is due primarily to the sale of two properties and one land parcel.
The $10.4 million net gain for the nine months ended September 30, 2018 is related to condominium unit sales that closed at our Assembly Row and Pike and Rose properties, and the sale of a residential building in August 2018.
Operating Income
Operating income increased $17.9 million, or 6.5%, to $294.7 million in the nine months ended September 30, 2019 compared to $276.8 million in the nine months ended September 30, 2018. This increase is due primarily to the net gain on the sale of two properties and one land parcel, growth in earnings at our comparable properties, and the opening of Phase II of Assembly Row and Pike & Rose, partially offset by the charge related to the buyout of a lease at Assembly Square Marketplace, higher leasing and personnel related costs, and property sales.
Other
Interest Expense
Interest expense increased $0.5 million, or 0.5%, to $82.6 million in the nine months ended September 30, 2019 compared to $82.1 million in the nine months ended September 30, 2018. This increase is due primarily to the following:

•	an increase of $1.6 million due to a higher overall weighted average borrowing rate and

•	a decrease of $0.3 million in capitalized interest,
partially offset by

•	a decrease of $1.5 million due to lower weighted average borrowings.
Gross interest costs were $97.1 million and $96.9 million in the nine months ended September 30, 2019 and 2018, respectively. Capitalized interest was $14.5 million and $14.8 million in the nine months ended September 30, 2019 and 2018, respectively.
Loss from Partnerships
Loss from partnerships decreased $1.4 million, or 51.7% , to $1.3 million in the nine months ended September 30, 2019 compared to $2.7 million in the nine months ended September 30, 2018. This decrease is due primarily to improved operating results at our Assembly Row and Pike & Rose hotel joint ventures, which opened in August 2018 and March 2018, respectively.

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
At September 30, 2019, we had cash and cash equivalents of $162.5 million and no outstanding balance on our revolving credit facility. For the nine months ended September 30, 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $116.5 million, the weighted average amount of borrowings outstanding was $34.7 million and the weighted average interest rate, before amortization of debt fees, was 3.2%. On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity from $800.0 million to $1.0 billion, lower our spread over LIBOR from 82.5 basis points to 77.5 basis points, and extend the maturity date to January 19, 2024, plus two six-month extensions at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. On August 21, 2019, we issued an additional $100.0 million senior notes of the same series and with the same terms. The combined net proceeds of $399.9 million were primarily used to repay our $275.0 million unsecured term loan, which was to mature in November 2019, resulting in no remaining debt maturing in 2019. During the nine months ended September 30, 2019, we raised $142.8 million, after fees and other costs, under our ATM equity program, which as of September 30, 2019, had the capacity to issue up to $128.3 million in common shares. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements for the remainder of 2019 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to see higher levels of capital investments in our properties under development and redevelopment compared to 2018, as we invest in the next phase of these projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash provided by operating activities	$344,306	$364,716
Cash used in investing activities	(227,266)	(111,773)
Cash used in financing activities	(18,456)	(183,342)
Increase in cash, cash equivalents and restricted cash	98,584	69,601
Cash, cash equivalents and restricted cash, beginning of year	108,332	25,200
Cash, cash equivalents and restricted cash, end of period	$206,916	$94,801

Net cash provided by operating activities decreased $20.4 million to $344.3 million during the nine months ended September 30, 2019 from $364.7 million during the nine months ended September 30, 2018. The decrease was primarily attributable to the $14.5 million lease buyout payment at Assembly Square Marketplace in August 2019, $12.4 million in net proceeds from the Jordan Downs Plaza new market tax credit transaction in June 2018, and the timing of cash receipts.
Net cash used in investing activities increased $115.5 million to $227.3 million during the nine months ended September 30, 2019 from $111.8 million during the nine months ended September 30, 2018. The increase was primarily attributable to:

•	a $41.5 million increase in acquisition of real estate, primarily due to the acquisitions of Fairfax Junction in February 2019 and a retail building in Hoboken, New Jersey in September 2019,

•	$38.0 million in proceeds from our Assembly Row hotel joint venture formation in August 2018,

•
a $26.9 million decrease in proceeds from sales of real estate, resulting from a decrease in the sale of condominiums at our Assembly Row and Pike & Rose properties, partially offset by the sale of two properties in 2019, and

•	an $11.9 million increase in capital expenditures as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments.
Net cash used in financing activities decreased $164.9 million to $18.5 million during the nine months ended September 30, 2019 from $183.3 million during the nine months ended September 30, 2018. The decrease was primarily attributable to:

•	$400.1 million in net proceeds from the issuance of $300.0 million of 3.20% senior unsecured notes in June 2019 and an additional $100.0 million of the same series in August 2019,

•
a $58.1 million increase in net proceeds from the issuance of 1.0 million common shares under our ATM program at a weighted average price of $134.68 during the nine months ended September 30, 2019, as compared to 0.6 million common shares at a weighted average price of $127.86 in 2018, and

•	$14.5 million of repayments on our revolving credit facility in 2018, partially offset by $4.0 million of costs related to the July 2019 amendment, partially offset by

•
a $284.3 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the payoff of our $275.0 million unsecured term loan in June 2019 and the $20.3 million payoff of the mortgage loan on Rollingwood Apartments in January 2019, as compared to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018, and

•	an $8.7 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2019:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2019	Stated Interest Rate as of September 30, 2019	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$62,761	5.62%	September 1, 2020
29th Place	Acquired	3,939	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,727	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,275	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	67,954	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,743	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	5,684	5.36%	January 15, 2031
Hoboken (1)	Acquired	16,951	3.75%	July 1, 2042
Subtotal		467,839
Net unamortized premium and debt issuance costs		(1,239)
Total mortgages payable, net		466,600
Notes payable
Revolving credit facility (2)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,953	11.31%	Various through 2028
Subtotal		3,953
Net unamortized debt issuance costs		(64)
Total notes payable, net		3,889

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,819,200
Net unamortized discount and debt issuance costs		(12,778)
Total senior notes and debentures, net		2,806,422

Total debt, net		$3,276,911
_____________________

1)
This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.

2)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2019 was $116.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%. Our revolving credit facility matures on January 19, 2024, and has two six month extensions at our option.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2019, we were in compliance with all financial and other covenants related to our revolving credit facility and senior notes. Additionally, as of September 30, 2019, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2019:

	Unsecured	Secured	Total
	(In thousands)
2019	$112	$1,452	$1,564
2020	613	65,853	66,466
2021	250,682	30,868	281,550
2022	250,758	117,358	368,116
2023	275,787	1,083	276,870
Thereafter	2,045,201	251,225	2,296,426
	$2,823,153	$467,839	$3,290,992	(1)
__________________

1)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of September 30, 2019.

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
As of September 30, 2019, our Assembly Row hotel joint venture is party to two interest rate swap agreements that effectively fix their debt at 5.206%. Both swaps were designated and qualify for cash flow hedge accounting. Hedge ineffectiveness has not impacted earnings as of September 30, 2019.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$67,106	$64,180	$211,576	$192,644
Net income attributable to noncontrolling interests	(1,641)	(1,622)	(5,065)	(5,244)
Gain on sale of real estate, net	(14,293)	(3,125)	(30,490)	(10,413)
Depreciation and amortization of real estate assets	53,441	54,132	160,253	157,494
Amortization of initial direct costs of leases	4,878	5,232	14,165	14,534
Funds from operations	109,491	118,797	350,439	349,015
Dividends on preferred shares	(1,875)	(1,875)	(5,625)	(5,625)
Income attributable to operating partnership units	658	765	2,048	2,299
Income attributable to unvested shares	(314)	(353)	(1,004)	(1,139)
Funds from operations available for common shareholders (1)	$107,960	$117,334	$345,858	344,550
Weighted average number of common shares, diluted (2)	75,554	74,254	75,342	73,992

Funds from operations available for common shareholders, per diluted share (1)	$1.43	$1.58	$4.59	$4.66
_____________________

(1)
Funds from operations available for common shareholders includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace. If this charge was excluded, funds from operations available for common shareholders, per diluted share would have been $1.59 and $4.75 for the three and nine months ended September 30, 2019, respectively.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2019, we had $3.3 million of fixed-rate debt outstanding. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $254.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $293.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2019, our only variable rate debt was our revolving credit facility, which had no outstanding balance.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2019, we redeemed 552 downREIT operating partnership units for cash.
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

10.1
Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on July 29, 2019 and incorporated herin by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

October 30, 2019	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

October 30, 2019	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)