Form 10-K
period 2019-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2020-02-10
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2019 was $9.7 billion.
The number of registrant’s common shares outstanding on February 5, 2020 was 75,651,842.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2019

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2019 annual meeting of shareholders to be held in May 2020 will be incorporated by reference into Part III hereof.

PART I

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Federal Realty Investment Trust (“we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

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

•
risks normally associated with the real estate industry, including risks that occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected, that new acquisitions may fail to perform as expected, that competition for acquisitions could result in increased prices for acquisitions, that costs associated with the periodic maintenance and repair or renovation of space, insurance and other operations may increase, that environmental issues may develop at our properties and result in unanticipated costs, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

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

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).
ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 23.7 million square feet. In total, the real estate projects were 94.2% leased and 92.5% occupied at December 31, 2019. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 52 consecutive years.
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
Employees
At February 5, 2020, we had 308 full-time employees and 5 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Amendments to the Code of Ethics or Code of Business Conduct or waivers that apply to any of our executive officers or our senior financial officers will be disclosed in the Corporate Governance section of our website as well.

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
Risk Factors Related to our Real Estate Investments and Operations
Revenue from our properties may be reduced or limited if the retail operations of our tenants are not successful.
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the closing of stores prior to the end of the lease term or the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. We continue to see higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2019, our anchor tenant space is 97.5% leased and 95.9% occupied.

A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business.  The shift to online shopping may cause declines in brick and mortar sales generated by certain of our tenants and may cause certain of our tenants to reduce the size or number of their retail locations in the future. This risk is partially mitigated by our strategy of maintaining a diverse portfolio of retail properties. The trend of retailers utilizing brick and mortar locations for ‘showroom’ and on-line sales distribution purposes (particularly at shopping centers in densely populated areas like ours) may further mitigate this risk. However, there can be no assurance that our shopping centers will not be further impacted by the shift to online shopping.  As a result, our cash flow, financial condition, and results of operations could be adversely affected.

We have properties that are geographically concentrated, and adverse economic or real estate market declines in these areas could have a material adverse effect on us.

As of December 31, 2019, our tenants operated in 12 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.

Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased operating costs including insurance premiums and real estate taxes.
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
During 2019, construction was substantially completed on the development of Phase II at both Assembly Row and Pike & Rose, with portions of both projects opening during 2018 and 2019. Additionally, we continued construction on Phase III at both projects, and our on-going redevelopment efforts at Santana Row. A further discussion of these projects, expected costs, and current status can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the "Outlook" subsection.
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	delivery of residential product into uncertain residential environments may result in lower rents or longer time periods to reach economic stabilization;

•	substantial amount of our investment is related to infrastructure and the overall value of the project may be negatively impacted if we do not complete subsequent phases;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

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
Our investment strategy includes the redevelopment and acquisition of high quality, retail focused properties in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entail risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•
our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short. As a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer period;

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
Our economic performance and the value of our real estate assets, and consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:

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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2019, we held 16 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, we own an interest in the joint ventures that own the hotel components of Pike & Rose and Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2019, we held the controlling interests in all of our existing co-investments (except the hotel investments discussed above and the investment in the La Alameda shopping center acquired in 2017), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Natural disasters and climate change could have an adverse impact on our cash flow and operating results.
Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires.  The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, and negatively impact the tenant demand for space.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.

Risk Factors Related to our Funding Strategies and Capital Structure
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2019, all of our $3.4 billion of debt outstanding has a fixed rate or is fixed via interest rate swap agreements. Of that outstanding debt, approximately $547.2 million was secured by all or a portion of 13 of our real estate projects. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2019, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
Adverse changes in our credit rating could affect our borrowing capacity and borrowing terms.
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
Of our $3.4 billion of debt outstanding as of December 31, 2019, approximately $56.5 million bears interest at a variable rate of LIBOR plus 195.0 basis points and is effectively fixed through two interest rate swap agreements. We also have a $1.0 billion revolving credit facility, on which no balance was outstanding at December 31, 2019, that bears interest at LIBOR plus 77.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
The phase-out of LIBOR could affect interest rates under our variable rate debt and interest rate swap arrangements.
LIBOR is used as a reference rate for our revolving credit facility, certain mortgage payables, and in our interest rate swap arrangements. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the

Secured Overnight Financing Rate ("SOFR") as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. If LIBOR ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on our revolving credit facility and certain mortgage payables may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
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

Risk Factors Related to our Company and the Market Price of our Securities
The market value of our debt and equity securities is subject to various factors that may cause significant fluctuations or volatility.
As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:

•	general economic and financial market conditions;

•	level and trend of interest rates;

•	our ability to access the capital markets to raise additional capital;

•	the issuance of additional equity or debt securities;

•	changes in our funds from operations (“FFO”) or earnings estimates;

•	changes in our credit or analyst ratings;

•	our financial condition and performance;

•	market perception of our business compared to other REITs; and

•	market perception of REITs, in general, compared to other investment alternatives.
We cannot assure you we will continue to pay dividends at historical rates.
Our ability to continue to pay dividends on our common shares at historical rates or to increase our common share dividend rate, and our ability to pay preferred share dividends and service our debt securities, will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance by our tenants under their contractual lease agreements;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
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
We may adjust our business policies without shareholder approval.
We may modify our approach to investment, financing, borrowing, and other operating strategies without shareholder approval. A change in the approach to any of these items could adversely affect our financial condition and results of operations, and the market price of our securities.
Our current business plan focuses on our investment in high quality retail based properties that are typically neighborhood and community shopping centers or mixed-use properties, principally through redevelopments and acquisitions. If this business plan is not successful, it could have a material adverse effect on our financial condition and results of operations.
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
We rely extensively on information technology systems to process transactions and manage our business, and our business is at risk from and may be impacted by cyber attacks. These could include attempts to gain unauthorized access to our data and computer systems as well as attacks on third party's information technology systems that we rely on to provide important information technology services relating to key business functions, such as payroll. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place, frequent backups, a redundant data system for core applications and penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cyber attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.
Risk Factors Related to our REIT Status and Other Laws and Regulations
Environmental laws and regulations could reduce the value or profitability of our properties.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of December 31, 2019, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 104 predominantly retail real estate projects comprising approximately 23.7 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2019 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2019, we had approximately 3,000 commercial leases and 2,700 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.6% of our annualized base rent as of December 31, 2019. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 104 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2019.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	20	5,119,000	21.6%
Maryland	20	4,349,000	18.4%
Virginia	17	3,685,000	15.5%
Pennsylvania(1)	10	2,247,000	9.5%
Massachusetts	8	1,978,000	8.3%
New Jersey	7	1,887,000	8.0%
New York	7	1,366,000	5.8%
Florida	4	1,309,000	5.5%
Illinois	4	797,000	3.4%
Connecticut	3	394,000	1.7%
Michigan	1	217,000	0.9%
District of Columbia	2	170,000	0.7%
North Carolina	1	158,000	0.7%
Total	104	23,676,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $30.4 million secured by multiple buildings in Manayunk, Pennsylvania.
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2019, represented approximately 9.1% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2019 for each of the 10 years beginning with 2020 and after 2029 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2019.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2020	1,786,000	8%	$50,041,000	8%
2021	2,469,000	11%	72,709,000	11%
2022	2,943,000	14%	77,883,000	12%
2023	2,453,000	11%	74,976,000	12%
2024	3,301,000	15%	85,620,000	14%
2025	2,026,000	9%	58,415,000	9%
2026	1,067,000	5%	34,694,000	5%
2027	1,299,000	6%	50,746,000	8%
2028	1,188,000	6%	38,455,000	6%
2029	1,322,000	6%	41,396,000	7%
Thereafter	2,025,000	9%	50,644,000	8%
Total	21,879,000	100%	$635,579,000	100%
During 2019, we signed leases for a total of 1,675,000 square feet of retail space including 1,557,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 793,000 square feet at an average rental increase of 11% on a cash basis. Renewals for comparable spaces were signed for 763,000 square feet at an average rental increase of 4% on a cash basis. Tenant improvements and incentives for comparable spaces were $42.60 per square foot, of which, $81.24 per square foot was for new leases and $2.43 per square foot was for renewals in 2019.
During 2018, we signed leases for a total of 1,972,000 square feet of retail space including 1,874,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis. New leases for comparable spaces were signed for 796,000 square feet at an average rental increase of 25% on a cash basis. Renewals for comparable spaces were signed for 1,078,000 square feet at an average rental increase of 4% on a cash basis. Tenant improvements and incentives for comparable spaces were $27.09 per square foot, of which, $61.02 per square foot was for new leases and $2.02 per square foot was for renewals in 2018.
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
Incentives include amounts paid to tenants as inducement to sign a lease that do not represent building improvements. Costs related to redevelopments require judgment by management in determining what reflects base building costs and thus, is not included in the "tenant improvements and incentives" amount.
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
Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year and expect the volume for 2020 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2019. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
Azalea South Gate, CA 90280(5)(9)	2014	2017	223,000	$29.03	100%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(5)(9)	1990, 2003, 2006	2017/2018	330,000	$22.24	92%	Food4Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	61,000	$47.20	100%	Pottery Barn Banana Republic True Food Kitchen
			12 Units	N/A	100%
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	241,000	$29.59	88%	Sprouts Total Wine & More Rite Aid
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	441,000	$18.53	100%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	297,000	$28.98	98%	TJ Maxx Dick's Sporting Goods Ross Dress For Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(5)	1948, 1975	2017	71,000	$30.69	73%	CB2 Ingram Book Group Bellwether Coffee
Freedom Plaza (formerly known as Jordan Downs Plaza) Los Angeles, CA 90002(4)(5)(6)	N/A	2018	21,000	$32.07	100%	Blink Fitness
Hastings Ranch Plaza Pasadena, CA 91107(4)	1958, 1984, 2006, 2007	2017	273,000	$7.36	100%	Marshalls HomeGoods CVS Sears
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	179,000	$36.71	93%	Marshalls L.A. Fitness La La Land
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	79,000	$41.27	100%	Lunardi's CVS
La Alameda Walnut Park, CA 90255(4)(8)(9)	2008	2017	245,000	$26.73	80%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	97,000	$42.21	86%	Anthropologie Banana Republic Gap
Olivo at Mission Hills Mission Hills, CA 91345(5)	2018	2017	139,000	$31.38	100%	Target 24 Hour Fitness Ross Dress for Less
Plaza Del Sol South El Monte, CA 91733(5)(9)	2009	2017	48,000	$23.27	100%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245(5)(9)	2006-2007, 2016	2011/2013	502,000	$44.23	93%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(4)(7)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	212,000	$15.90	94%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(4)(11)	2002, 2009, 2016	1997	895,000	$55.26	99%	Crate & Barrel H&M Best Buy Splunk Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	94%
Sylmar Towne Center Sylmar, CA 91342(5)(9)	1973	2017	148,000	$15.92	89%	Food4Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$90.68	100%	adidas Banana Republic Old Navy J. Crew
Westgate Center San Jose, CA 95129	1960-1966	2004	653,000	$19.72	99%	Target Nordstrom Rack Nike Factory TJ Maxx
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	266,000	$13.94	87%	Stop & Shop TJ Maxx
Darien Darien, CT 06820	1920-2009	2013/2018	92,000	$29.66	93%	Stop & Shop Equinox Walgreens
			2 Units	N/A	100%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$96.19	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$30.83	100%	Marshalls Nordstrom Rack DSW Maggiano's
Sam's Park & Shop Washington, DC 20008	1930	1995	51,000	$39.22	94%	Target
Florida
CocoWalk Coconut Grove, FL 33133(5)(12)	1990/1994, 1922-1973	2015-2017	169,000	$19.84	77%	Cinepolis Theaters Youfit Health Club
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	191,000	$19.10	92%	Winn Dixie CVS L.A. Fitness
The Shops at Sunset Place South Miami, FL 33143(5)(9)	1999	2015	523,000	$17.26	62%	AMC L.A. Fitness Barnes & Noble Restoration Hardware Outlet
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	426,000	$24.99	98%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$22.34	91%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	278,000	$15.73	98%	Bed, Bath & Beyond Buy Buy Baby Michaels Portillo's
Garden Market Western Springs, IL 60558	1958	1994	140,000	$14.14	99%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.17	93%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	536,000	$53.39	97%	Giant Food Apple Equinox Anthropologie Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	324,000	$38.51	97%	The Fresh Market Buy Buy Baby Container Store Ulta

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	95%
Courthouse Center Rockville, MD 20852	1975	1997	38,000	$24.26	81%
Federal Plaza Rockville, MD 20852	1970	1989	250,000	$38.23	96%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$28.91	96%	Bed, Bath & Beyond Ross Dress For Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$20.18	98%	Aldi Dick's Sporting Goods A.C. Moore
Laurel Laurel, MD 20707	1956	1986	359,000	$22.75	97%	Giant Food Marshalls L.A. Fitness
Montrose Crossing Rockville, MD 20852(9)	1960-1979, 1996, 2011	2011/2013	371,000	$32.35	100%	Giant Food Marshalls Old Navy Barnes & Noble Bob's Discount Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	396,000	$14.93	99%	Shoppers Food Warehouse Home Depot Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(11)	1963, 2014, 2018	1982/2007/ 2012	469,000	$40.09	99%	iPic Theater Porsche Uniqlo REI Pinstripes Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852(11)	2014, 2016, 2018	1982/2007	765 units	N/A	97%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	117,000	$31.50	97%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	266,000	$24.50	94%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)	2006-2007	2006/2007	186,000	$30.49	84%	Dawson's Market CVS Gold's Gym Multiple Restaurants
Rollingwood Apartments Silver Spring, MD 20910(9)	1960	1971	282 units	N/A	95%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(9)	1997	2007	314,000	$24.23	96%	AMC Ulta Old Navy Barnes & Noble
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$49.05	96%
Towson Residential (Flats @703) Baltimore, MD 21236	2017	2007	4,000	$71.41	100%
			105 units	N/A	91%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$31.74	97%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$22.64	96%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	87,000	$102.53	96%	Balducci's CVS Flower Child
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(11)	2005, 2014, 2018	2005-2011/ 2013	805,000	$32.31	98%	Trader Joe's TJ Maxx AMC LEGOLAND Discovery Center Multiple Restaurants
Assembly Row Residential Somerville, MA 02145(11)	2018	2005-2011	447 units	N/A	98%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Campus Plaza Bridgewater, MA 02324	1970	2004	116,000	$16.89	97%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(9)	1962-1969, 2008	2006-2008	222,000	$12.74	91%	Home Depot Planet Fitness
Dedham Plaza Dedham, MA 02026	1959	1993/2016	246,000	$17.18	91%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$49.43	96%	Roche Bros. CVS
			7 Units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.31	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$18.63	100%	Big Y Foods TJ Maxx HomeGoods
Saugus Plaza Saugus, MA 01906	1976	1996	169,000	$17.18	100%	Super Stop & Shop Floor & Decor
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$12.55	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	409,000	$22.50	82%	Trader Joe's AMC HomeGoods Ulta L.A. Fitness
Brook 35 Sea Grit, NJ 08750(5)(7)(9)	1986, 2004	2014	99,000	$38.58	96%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	268,000	$16.70	90%	Whole Foods Buy Buy Baby Stein Mart
Hoboken Hoboken, NJ 07030(5)(9)(13)	1887-2006	2019	158,000	$54.99	95%	CVS New York Sports Club Sephora Multiple Restaurants
			123 Units	N/A	97%
Mercer Mall Lawrenceville, NJ 08648(4)	1975	2003/2017	550,000	$24.86	96%	Shop Rite Ross Dress for Less Nordstrom Rack Bed, Bath & Beyond REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(7)(9)	1988, 1993 & 2007	2014	192,000	$48.29	97%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$23.30	100%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	404,000	$35.40	99%	Island of Gold AMC Kohl's Michaels
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$39.98	90%	Fairway Market Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	106,000	$19.02	96%	Greenlawn Farms Tuesday Morning
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	$33.60	80%	Shop Rite
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	263,000	$23.84	81%	Nordstrom Rack Buy Buy Baby Michaels Ulta
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$29.46	93%	Barnes & Noble

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Melville Mall Huntington, NY 11747(4)	1974	2006	239,000	$26.10	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Field & Stream Macy's Backstage
North Carolina
Eastgate Crossing Chapel Hill, NC 27514	1963	1986	158,000	$28.23	89%	Trader Joe's Ulta Stein Mart Petco
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	266,000	$14.52	87%	Acme Markets Kohl's L.A. Fitness Staples
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	294,000	$25.03	98%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	156,000	$23.11	99%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)	1958	1980	127,000	$19.17	82%	Giant Food
Langhorne Square Levittown, PA 19056	1966	1985	227,000	$17.22	99%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	363,000	$22.38	98%	Acme Markets TJ Maxx HomeGoods Barnes & Noble
Northeast Philadelphia, PA 19114	1959	1983	228,000	$20.26	91%	Marshalls Ulta A.C. Moore
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.31	87%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	211,000	$18.15	91%	Marshalls HomeGoods Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	251,000	$28.66	100%	Giant Food Bed, Bath & Beyond Old Navy DSW
			9 Units	N/A	67%
Virginia
29th Place Charlottesville, VA 22091(9)	1975-2001	2007	169,000	$18.81	98%	HomeGoods DSW Stein Mart Staples
Barcoft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	114,000	$26.51	95%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	500,000	$27.78	97%	Harris Teeter Kroger Anthropologie Nike Bed, Bath & Beyond Old Navy
Fairfax Junction Fairfax, VA 22030	1981, 2000	2019	75,000	$21.23	100%	Aldi CVS Planet Fitness
Falls Plaza Falls Church, VA 22046	1960-1962	1967/1972	144,000	$35.68	94%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	132,000	$37.04	93%	Giant Food
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$48.71	100%	Whole Foods

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.58	87%	Giant Food Petsmart Office Depot
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	569,000	$18.73	96%	Shoppers Food Warehouse TJ Maxx Home Depot Bed, Bath & Beyond Results Fitness
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$40.27	97%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	227,000	$26.08	98%	Safeway Micro Center CVS Michaels
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	298,000	$35.61	95%	Harris Teeter TJ Maxx Bed, Bath & Beyond DSW
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	172,000	$47.78	91%	TJ Maxx DSW Crunch Fitness Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$26.01	91%	L.A. Mart Talbots Total Wine & More
Tyson's Station Falls Church, VA 22043	1954	1978	50,000	$46.72	96%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)	1940, 2006-2009	1995	258,000	$39.36	91%	Harris Teeter AMC Carlyle Grand Café
Willow Lawn Richmond, VA 23230	1957	1983	464,000	$19.89	85%	Kroger Old Navy Ross Dress For Less Gold's Gym Dick's Sporting Goods
Total All Regions—Retail(10)			23,676,000	$29.05	94%
Total All Regions—Residential			2,788 units		96%
 _____________________

(1)	Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.

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

(6)
On June 15, 2018, we formed a new joint venture to develop Freedom Plaza (formerly known as Jordan Downs Plaza), which when completed, will be an approximately 113,000 square foot grocery anchored shopping center. See Note 3 to the Consolidated Financial Statements for for further discussion.

(7)
We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

(8)	We own a noncontrolling interest in this property.

(9)	All or a portion of this property is encumbered by a mortgage loan.

(10)	Aggregate information is calculated on a GLA weighted-average basis, excluding our La Alameda property, which is unconsolidated.

(11)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(12)	This property includes interests in five buildings in addition to our initial acquisition.

(13)	This property includes 37 buildings primarily along Washington Street and 14th Street in Hoboken, New Jersey.

ITEM 3.    LEGAL PROCEEDINGS
We are involved from time-to-time in various legal and regulatory proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions such as acquisitions and divestitures. We believe that our current proceedings will not have a material adverse effect on our financial condition, liquidity or results of operations. See Note 7 to the Consolidated Financial Statements for further discussions.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2019
Fourth quarter	$141.35	$126.69	$1.050
Third quarter	$137.14	$126.11	$1.050
Second quarter	$139.03	$126.29	$1.020
First quarter	$139.29	$115.09	$1.020
2018
Fourth quarter	$135.68	$115.22	$1.020
Third quarter	$131.72	$120.00	$1.020
Second quarter	$128.00	$110.66	$1.000
First quarter	$134.20	$106.41	$1.000
On February 5, 2020, there were 2,378 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 52 consecutive years.
Our total annual dividends paid per common share for 2019 and 2018 were $4.11 per share and $4.02 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2020 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2019	2018
Ordinary dividend	$4.110	$3.859
Ordinary dividend eligible for 15% rate	—	0.161
	$4.110	$4.020
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2014, and ending December 31, 2019, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2019, we issued 17,035 common shares in connection with the redemption of operating partnership units. Such shares of common stock were issued in reliance on Section 4(a)(2) of the Securities Act. Any other equity securities sold by us during 2019 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2019, 10,501 restricted common shares were forfeited by former employees.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$932,738	$912,287	$854,286	$797,598	$739,622
Property operating income(1)	$637,030	$627,566	$584,619	$547,979	$510,595
Gain on sale of real estate and change in control of interests, net	$116,393	$11,915	$77,922	$32,458	$28,330
Operating income	$470,911	$361,636	$410,210	$353,453	$328,484
Net income	$360,542	$249,026	$297,870	$258,883	$218,424
Net income available for common shareholders	$345,824	$233,865	$287,456	$249,369	$209,678
Net cash provided by operating activities	$461,919	$516,688	$458,828	$427,672	$371,808
Net cash used in investing activities	$(316,532)	$(192,247)	$(837,922)	$(590,221)	$(355,353)
Net cash (used in) provided by financing activities	$(100,105)	$(241,309)	$369,445	$168,838	$(42,188)
Earnings per common share, basic:
Net income available to common shareholders	$4.61	$3.18	$3.97	$3.51	$3.04
Weighted average number of common shares, basic	74,766	73,274	72,117	70,877	68,797
Earnings per common share, diluted:
Net income available to common shareholders	$4.61	$3.18	$3.97	$3.50	$3.03
Weighted average number of common shares, diluted	74,766	73,302	72,233	71,049	68,981
Dividends declared per common share	$4.14	$4.04	$3.96	$3.84	$3.62
Other Data:
Funds from operations available to common shareholders(2)	$465,819	$461,777	$419,977	$406,359	$352,857
EBITDAre(3)	$599,567	$595,558	$549,107	$515,151	$478,734
Ratio of EBITDAre to combined fixed charges and preferred share dividends(3)(4)	4.2x	4.2x	3.9x	4.5x	3.6x

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$8,298,132	$7,819,472	$7,635,061	$6,759,073	$6,064,406
Total assets	$6,794,992	$6,289,644	$6,275,755	$5,423,279	$4,896,559
Total debt	$3,356,594	$3,229,204	$3,284,766	$2,798,452	$2,627,216
Total shareholders’ equity	$2,636,132	$2,467,330	$2,391,514	$2,075,835	$1,781,931
Number of common shares outstanding	75,541	74,250	73,091	71,996	69,493

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

The reconciliation of operating income to property operating income is as follows:

	2019	2018	2017	2016	2015
	(In thousands)
Operating income	$470,911	$361,636	$410,210	$353,453	$328,484
General and administrative	42,754	33,600	36,281	33,399	35,645
Depreciation and amortization	239,758	244,245	216,050	193,585	174,796
Gain on sale of real estate and change in control of interests, net	(116,393)	(11,915)	(77,922)	(32,458)	(28,330)
Property operating income	$637,030	$627,566	$584,619	$547,979	$510,595

(2)
Funds from operations ("FFO") is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with GAAP, plus real estate related depreciation and amortization, gains and losses on the sale of real estate, and impairment write-downs of depreciable real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	2019	2018	2017	2016	2015
	(In thousands)
Net income	$360,542	$249,026	$297,870	$258,883	$218,424
Net income attributable to noncontrolling interests	(6,676)	(7,119)	(7,956)	(8,973)	(8,205)
Gain on sale of real estate and change in control of interests, net	(116,393)	(11,915)	(77,632)	(31,133)	(28,330)
Depreciation and amortization of real estate assets	215,139	213,098	188,719	169,198	154,232
Amortization of initial direct costs of leases	19,359	24,603	19,124	16,875	15,026
Funds from operations	471,971	467,693	420,125	404,850	351,147
Dividends on preferred shares	(7,500)	(7,500)	(1,917)	(541)	(541)
Income attributable to operating partnership units	2,703	3,053	3,143	3,145	3,398
Income attributable to unvested shares	(1,355)	(1,469)	(1,374)	(1,095)	(1,147)
Funds from operations available for common shareholders	$465,819	$461,777	$419,977	$406,359	$352,857

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
The reconciliation of net income to EBITDAre for the periods presented is as follows:

	2019	2018	2017	2016	2015
	(In thousands)
Net income	$360,542	$249,026	$297,870	$258,883	$218,424
Interest expense	109,623	110,154	100,125	94,994	92,553
Other interest income	(1,266)	(942)	(475)	(374)	(149)
Early extinguishment of debt	—	—	12,273	—	19,072
Provision for income tax	772	1,521	1,813	—	—
Depreciation and amortization	239,758	244,245	216,050	193,585	174,796
Gain on sale of real estate and change in control of interests	(116,779)	(13,560)	(79,345)	(32,458)	(28,330)
Adjustments of EBITDAre of unconsolidated affiliates	6,917	5,114	796	521	2,368
EBITDAre	$599,567	$595,558	$549,107	$515,151	$478,734

(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $11.9 million charge related to the buyout of the Kmart lease at Assembly Square Marketplace, our ratio of EBITDAre to combined fixed charges and preferred share dividends remains 4.2x in 2019. Excluding the $12.3 million and $19.1 million early extinguishment of debt charge from fixed charges in 2017 and 2015, respectively, the ratio of EBITDAre to combined fixed charges and preferred share dividends is 4.2x and 4.3x, for 2017 and 2015, respectively.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 13, 2019.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 23.7 million square feet. In total, the real estate projects were 94.2% leased and 92.5% occupied at December 31, 2019. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 52 consecutive years.
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
Revenue Recognition and Accounts Receivable
Policy beginning January 1, 2019, with our adoption of Accounting Standards Codification (ASC) 842, "Leases"
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. Lease payments are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease. Variable lease payments relating to percentage rent are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during lease term requires judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, our historical experience with the tenant and tenants operating in the same industry, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectability determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $9.3 million.
Policy prior to January 1, 2019
Prior to January 1, 2019, management estimates of collectability were considered when reserving for billed and accrued lease receivables and straight-line rent receivables. Full and partial reserves were recorded when determined to be appropriate with a corresponding charge to bad debt expense. The primary impact of the adoption of ASC 842, “Leases,” on our recognition of lease revenue relates to the upfront and ongoing assessment of the collectability of substantially all lease payments required by the new standard.
Other revenue recognition policies
When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." In accordance with ASC 610-20, we apply the guidance in ASC 606, "Revenue from Contracts with Customers," to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration requires us to make assumptions and apply significant judgment.
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

Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $352 million and $9 million, respectively, for 2019 and $274 million and $8 million, respectively, for 2018. We capitalized external and internal costs related to other property improvements of $80 million and $3 million, respectively, for 2019 and $62 million and $3 million, respectively, for 2018. We capitalized external and internal costs related to leasing activities of $24 million and $2 million, respectively, for 2019 and $20 million and $6 million, respectively, for 2018. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $8 million, $3 million, and $2 million, respectively, for 2019 and $7 million, $3 million, and $6 million, respectively, for 2018. Total capitalized costs were $471 million for 2019 and $373 million for 2018, respectively.
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
Variable Interest Entities (VIEs) and Consolidation
We have 18 entities that meet the criteria of a VIE and are consolidated. Net real estate assets related to VIEs included in our consolidated balance were approximately $1.5 billion for both December 31, 2019 and 2018, and mortgage payables related to VIEs included in our consolidated balance sheets were approximately $469.2 million and $444.4 million, as of December 31, 2019 and 2018, respectively. In addition, we hold equity method investments in two hotel joint ventures and one shopping center which are considered variable interests in a VIE. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The determination of the power to direct the activities that most significantly impact economic performance requires judgment and is impacted by numerous factors including the purpose of the VIE, contractual rights and obligations of variable interest holders, and mechanisms for the resolution of disputes among the variable interest holders.
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
2019 Property Acquisitions

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
February 8, 2019	Fairfax Junction	Fairfax, Virginia	75,000	$22.5
September 13, 2019	San Antonio Center	Mountain View, California	6,000	$6.5
November 15, 2019	Georgetowne Shopping Center	Brooklyn, New York	147,000	$83.7
Various 2019	Hoboken (37 mixed-use buildings)	Hoboken, New Jersey	158,000	$189.2	(1)
(1) These acquisitions were completed through a newly formed joint venture, for which we own a 90% interest. This property includes 123 residential units in addition to the GLA in the table above.

2019 Property Dispositions
On December 11, 2019, we received $154.7 million in net proceeds related to the sale under the threat of condemnation of 11.7 acres of San Antonio Center to a local school district ("the condemning authority"). As part of the transaction, the condemning authority will commence condemnation proceedings in order to terminate all existing leases they assumed at closing. We have indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and expect the process will take several years to complete. The consideration in the transaction is considered variable because we have agreed to indemnify the condemning authority for these costs. Consequently, we have recorded a liability of $45.5 million to reflect our estimate of the final consideration, net of estimated condemnation proceeding costs and other transaction related costs. The resulting net gain on sale is approximately $85.1 million.
During the year ended December 31, 2019, we sold three properties and one land parcel for a net sales price of $149.0 million, which resulted in a net gain of $28.3 million.
During the year ended December 31, 2019, we closed on the sale of 43 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $20.1 million, and recognized a gain of $2.6 million, net of income taxes. The cost basis for the remaining condominium units as of December 31, 2019 is $1.7 million, and is included in "assets held for sale" on our consolidated balance sheets.
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
In connection with our Hoboken, New Jersey acquisitions in 2019, we assumed mortgage loans with a face amount of $41.6 million and a fair value of $42.9 million, and entered into a new mortgage loan with a face amount of $56.5 million. The mortgage loans associated with our Hoboken acquisitions have the following contractual terms:

	Principal	Stated Interest Rate		Maturity Date
	(in millions)
September 18, 2019 (date assumed)	$17.0	3.75%		July 1, 2042
November 26, 2019 (date originated)	$56.5	LIBOR + 1.95%	(1)	December 15, 2029
November 26, 2019 (date assumed)	$5.7	Various	(2)	Various	(2)
December 19, 2019 (date assumed)	$18.9	Various	(3)	Various	(3)
 _____________________

(1)	The interest rate is effectively fixed at 3.67% as a result of two interest rate swap agreements.

(2)	The interest rates on these mortgages range from 3.91% to 5.00% and have maturity dates ranging from January 9, 2025 to May 31, 2029.

(3)	The interest rates on these mortgages range from 4.00% to 4.38% and have maturity dates ranging from October 1, 2025 to July 1, 2026.
On August 2, 2019, we acquired the 10.1% redeemable noncontrolling interest in the partnership that owns our Montrose Crossing Shopping Center for $10.0 million, bringing our ownership interest to 100%.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2019, we sold 1,069,699 common shares at a weighted average price per share of $134.71 for net cash proceeds of $142.7 million and paid $1.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2019, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to see relatively strong levels of interest from prospective tenants for our retail spaces; however, the time it takes to complete new lease deals is longer, as tenants have become more selective and more deliberate in their decision-making process. We have also experienced extended periods of time for some government agencies to process permits and inspections further delaying rent commencement on newly leased spaces. Additionally, we have seen an overall decrease in the number of tenants available to fill anchor spaces, and have seen an uptick in the number of retail tenants vacating prior to the end of their lease term and/or filing for bankruptcy. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2019, no single tenant accounted for more than 2.6% of annualized base rent.
Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. We currently have redevelopment projects underway with a projected cost of approximately $315 million that we expect to stabilize in the next several years.
We continue our ongoing redevelopment efforts at Santana Row and are under construction on an eight story 301,000 square foot office building which will include an additional 20,000 square feet of retail space and 1,300 parking spaces. The building is expected to cost between $210 million and $220 million, to be delivered in 2020, and the office portion is 100% leased. After current phases, we have approximately 4 acres remaining for further redevelopment and entitlements in place for an additional 395 residential units and 321,000 square feet of commercial space.
Additionally, we control 12 acres of land across from Santana Row, and we are proceeding with the first phase of construction on this land, which includes an eight story 376,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million, with openings beginning in 2022. In addition, the land also has approximately 604,000 square feet of remaining commercial space entitlements.
Phase II of Assembly Row includes approximately 161,000 square feet of retail space, 447 residential units, and a 158 room boutique hotel (owned and operated by a joint venture in which we are a partner). As of December 31, 2019, Phase II is substantially complete with expected final costs of $298 million to $302 million. Phase II also included 122 for-sale condominium units, which had a total cost of $81 million and have all have been sold as of December 31, 2019.
Additionally, we are under construction on Phase III of Assembly Row, which will include 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2021.
Phase II of Pike & Rose includes approximately 219,000 square feet of retail space, 272 residential units, and a 177 room boutique hotel (owned and operated by a joint venture in which we are a partner), and is substantially complete as of December 31, 2019. The total cost for this portion of Phase II was $208 million. As of December 31, 2019, we closed on the sale of 97 of the 99 for-sale condominium units in Phase II. The condominiums had a final cost of $62 million.
Additionally, at Pike & Rose, we commenced construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2020.

We invested $258 million in Assembly Row, Pike & Rose, and Santana Row in 2019, net of public funding, and expect to invest between $320 million and $350 million in Assembly Row, Pike & Rose, and Santana Row in 2020.
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
At December 31, 2019, the leasable square feet in our properties was 94.2% leased and 92.5% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2019 and the comparison of 2019 and 2018, all or a portion of 95 properties were considered comparable properties and eight properties were considered non-comparable properties. For the year ended December 31, 2019, seven properties were moved from acquisitions to comparable properties, two properties were removed from comparable properties as they were sold during 2019, one property was moved from acquisitions to non-comparable properties, and one portion of a property was moved from non-comparable properties to comparable properties, compared to the designations as of December 31, 2018. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

			Change
	2019	2018	Dollars	%
	(Dollar amounts in thousands)
Rental income	$932,738	$912,287	$20,451	2.2%
Mortgage interest income	3,050	3,149	(99)	(3.1)%
Total property revenue	935,788	915,436	20,352	2.2%
Rental expenses	187,831	173,094	14,737	8.5%
Real estate taxes	110,927	114,776	(3,849)	(3.4)%
Total property expenses	298,758	287,870	10,888	3.8%
Property operating income (1)	637,030	627,566	9,464	1.5%
General and administrative expense	(42,754)	(33,600)	(9,154)	27.2%
Depreciation and amortization	(239,758)	(244,245)	4,487	(1.8)%
Gain on sale of real estate, net	116,393	11,915	104,478	876.9%
Operating income	470,911	361,636	109,275	30.2%
Other interest income	1,266	942	324	34.4%
Interest expense	(109,623)	(110,154)	531	(0.5)%
Loss from partnerships	(2,012)	(3,398)	1,386	(40.8)%
Total other, net	(110,369)	(112,610)	2,241	(2.0)%
Net income	360,542	249,026	111,516	44.8%
Net income attributable to noncontrolling interests	(6,676)	(7,119)	443	(6.2)%
Net income attributable to the Trust	$353,866	$241,907	$111,959	46.3%
(1) Property operating income is a non-GAAP financial measure. See Item 6. Selected Financial Data for further discussion.

Property Revenues
Total property revenue increased $20.4 million, or 2.2%, to $935.8 million in 2019 compared to $915.4 million in 2018. The percentage occupied at our shopping centers was 92.5% at December 31, 2019 compared to 93.6% at December 31, 2018. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $20.5 million, or 2.2%, to $932.7 million in 2019 compared to $912.3 million in 2018 due primarily to the following:

•
an increase of $14.9 million at comparable properties due primarily to higher rental rates of approximately $11.8 million, higher lease termination fees and legal fee income of $7.6 million, and higher average occupancy of approximately $2.8 million, partially offset by a $4.4 million decrease in real estate tax recoveries primarily due to the requirements of the new lease accounting standard, and $2.5 million related to collectibility adjustments, which are now being presented as a reduction of rental income rather than rental expense (see Note 2 for additional disclosure)

•
an increase of $9.2 million at non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose partially offset by redevelopment related occupancy decreases at three properties, and

•	an increase of $3.9 million from acquisitions, primarily Fairfax Junction in February 2019, Hoboken during the second half of 2019, and Georgetowne Shopping Center in November 2019,
partially offset by

•	a decrease of $8.4 million from property sales.
Property Expenses
Total property expenses increased $10.9 million, or 3.8%, to $298.8 million in 2019 compared to $287.9 million in 2018. Changes in the components of property expenses are discussed below.

Rental Expenses
Rental expenses increased $14.7 million, or 8.5%, to $187.8 million in 2019 compared to $173.1 million in 2018. This increase is primarily due to the following:

•	an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace,

•
an increase of $1.9 million from comparable properties due primarily to a $5.2 million increase in repairs and maintenance costs partially offset by a $4.2 million decrease in bad debt expense due to the new lease accounting standard requirement to record collectibility adjustments as a reduction to revenue rather than rental expense effective at adoption on January 1, 2019,

•	an increase of $1.2 million from non-comparable properties due primarily to the opening of Phase II at Assembly Row and Pike & Rose, partially offset by lower expenses at two of our properties, and

•	an increase of $0.8 million from acquisitions,
partially offset by

•	a decrease of $1.4 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.1% for the year ended December 31, 2019 from 19.0% for the year ended December 31, 2018.
Real Estate Taxes
Real estate tax expense decreased $3.8 million, or 3.4% to $110.9 million in 2019 compared to $114.8 million in 2018 due primarily to the following:

•
a decrease of $3.2 million from comparable properties due primarily to the new lease accounting standard requirement, which no longer permits the gross up of real estate tax revenue and expense for real estate taxes that our tenants pay directly to the taxing authority (see Note 2 for additional disclosure) of $5.0 million and a tax refund from a multi-year appeal and reassessment for three of our properties, partially offset by higher assessments, and

•	a decrease of $1.8 million from property sales,
partially offset by

•	an increase of $0.7 million from acquisitions, and

•	an increase of $0.5 million at non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities.
Property Operating Income
Property operating income increased $9.5 million, or 1.5%, to $637.0 million in 2019 compared to $627.6 million in 2018. This increase is primarily due to growth in earnings at comparable properties, the opening of Phase II at Assembly Row and Pike & Rose, and our 2019 acquisitions, partially offset by the charge related to the buyout of a lease at Assembly Square Marketplace, and property sales.
Other Operating

General and Administrative Expense
General and administrative expense increased $9.2 million, or 27.2%, to $42.8 million in 2019 from $33.6 million in 2018. This increase is due primarily to higher leasing related costs as certain costs can no longer be capitalized as a result of the new lease accounting standard (see Note 2 for additional disclosure) and higher personnel costs.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.5 million, or 1.8%, to $239.8 million in 2019 from $244.2 million in 2018. This decrease is primarily due to lower accelerated depreciation related to tenants who vacated in advance of their lease expiration and property sales, partially offset by Phase II of Assembly Row and Pike & Rose being placed in service and our 2019 acquisitions.
Gain on Sale of Real Estate, Net
The $116.4 million gain on sale of real estate, net for the year ended December 31 2019 is primarily due to the following:

•	$85.1 million related to the sale under the threat of condemnation of 11.7 acres of San Antonio Center,

•	$28.3 million related to the sale of three properties and one land parcel,

•	$2.6 million net gain related to condominium unit sales that have closed at our Assembly Row and Pike & Rose properties.
The $11.9 million gain on sale of real estate, net for the year ended December 31, 2018 is primarily due to the following:

•	$7.2 million net gain related to condominium unit sales that have closed at our Assembly Row and Pike & Rose properties,

•	$4.7 million gain related to the sale of one property and the residential building at another one of our properties
Operating Income
Operating income increased $109.3 million, or 30.2%, to $470.9 million in 2019 compared to $361.6 million in 2018. This increase is due primarily to higher gains on the sale of real estate in 2019, growth in earnings at our comparable properties, and the opening of Phase II of Assembly Row and Pike & Rose, partially offset by the charge related to the buyout of a lease at Assembly Square Marketplace, higher leasing and personnel related costs, and property sales.
Other
Interest Expense
Interest expense decreased $0.5 million, or 0.5%, to $109.6 million in 2019 compared to $110.2 million in 2018. This decrease is due primarily to a $1.6 million increase in capitalized interest partially offset by a $1.1 million increase due to a higher weighted average borrowing rate in 2019.
Gross interest costs were $130.1 million and $129.0 million in 2019 and 2018, respectively. Capitalized interest was $20.5 million and $18.8 million in 2019 and 2018, respectively.
Loss from Partnerships
Loss from partnerships decreased to $2.0 million in 2019 compared to $3.4 million in 2018. This decrease is due primarily to improved operating results at our Assembly Row and Pike & Rose hotel joint ventures, which opened in August 2018 and March 2018, respectively.

Discussions of year-to-year comparisons between 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 13, 2019.

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
At December 31, 2019, we had cash and cash equivalents of $127.4 million and no outstanding balance on our unsecured revolving credit facility. For the year ended 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $116.5 million, the weighted average amount of borrowings outstanding was $26.8 million, and the weighted average interest rate, before amortization of debt fees, was 3.2%.
On June 7, 2019, we issued $300.0 million of fixed rate senior unsecured notes that mature on June 15, 2029 and bear interest at 3.20%. On August 21, 2019, we issued an additional $100.0 million senior notes of the same series and with the same terms.

The combined net proceeds of $399.9 million were primarily used to repay our $275.0 million unsecured term loan, which was scheduled to mature in November 2019. During 2020, we have only $60.6 million of debt maturing.
On July 25, 2019, we amended our revolving credit facility to increase our borrowing capacity from $800.0 million to $1.0 billion, lower our spread over LIBOR from 82.5 basis points to 77.5 basis points, and extend the maturity date to January 19, 2024, plus two six-month extensions at our option. In addition,we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.5 billion.

During 2019, we raised $142.7 million under our ATM equity program after fees and other costs, and as of December 31, 2019, we had the capacity to issue up to $128.3 million in common shares under the ATM program. We currently believe that cash flows from operations, cash on hand, our ATM program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2020 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, as we continue to invest in the next phase of these projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2019	2018
	(In thousands)
Cash provided by operating activities	$461,919	$516,688
Cash used in investing activities	(316,532)	(192,247)
Cash used in financing activities	(100,105)	(241,309)
Increase in cash and cash equivalents	45,282	83,132
Cash, cash equivalents, and restricted cash, beginning of year	108,332	25,200
Cash, cash equivalents, and restricted cash, end of year	$153,614	$108,332

Net cash provided by operating activities decreased $54.8 million to $461.9 million during 2019 from $516.7 million during 2018. The decrease was primarily attributable to the $14.5 million lease buyout payment at Assembly Square Marketplace in August 2019, $12.4 million in net proceeds in 2018 from the Freedom Plaza new market tax credit transaction (see Note 3 to the Consolidated Financial Statements for further discussion), and the timing of cash receipts.
Net cash used in investing activities increased $124.3 million to $316.5 million during 2019 from $192.2 million during 2018. The increase was primarily attributable to:

•	a $191.0 million increase in acquisitions of real estate, primarily due to the acquisitions of Georgetowne Shopping Center, 37 mixed-use buildings in Hoboken, New Jersey, and Fairfax Junction in 2019,

•	a $41.7 million increase in capital expenditures as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments, and

•	$38.0 million in proceeds from our Assembly Row hotel joint venture formation in 2018,

partially offset by

•
a $144.2 million increase in proceeds from sales of real estate, resulting from the sale under the threat of condemnation of a portion of San Antonio Center in December 2019 and the sale of three additional properties in 2019 compared to two properties in 2018, partially offset by a decrease in the sale of condominiums at our Assembly Row and Pike & Rose properties.

Net cash used in financing activities decreased $141.2 million to $100.1 million during 2019 from $241.3 million during 2018. The decrease was primarily attributable to:

•	$399.9 million in net proceeds from the issuance of $300.0 million of 3.20% senior unsecured notes in June 2019 and an additional $100.0 million of the same series in August 2019,

•	$41.0 million of repayments on our revolving credit facility in 2018 partially offset by $4.0 million of costs related to the July 2019 amendment, and

•
a $12.1 million increase in net proceeds from the issuance of 1.1 million common shares under our ATM program at a weighted average price of $134.71 during 2019, as compared to 1.0 million common shares at a weighted average price of $129.19 in 2018, partially offset by

•
a $284.4 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the payoff of our $275.0 million unsecured term loan in June 2019 and the $20.3 million payoff of the mortgage loan on Rollingwood Apartments in January 2019, as compared to the $10.5 million payoff of the mortgage loan on the Grove at Shrewsbury (West) in March 2018, and

•	a $12.5 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding.
Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2019:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest) (1)	$4,747,178	$189,669	$875,132	$764,264	$2,918,113
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal and interest)	60,492	28,453	12,356	19,683	—
Finance lease obligations (principal and interest)	160,285	5,800	11,610	61,026	81,849
Variable rate debt (principal only)(2)	—	—	—	—	—
Operating leases	204,439	4,824	9,780	9,939	179,896
Real estate commitments	67,500	—	—	5,000	62,500
Development, redevelopment, and capital improvement obligations	572,422	300,520	271,880	22	—
Contractual operating obligations	59,081	29,026	24,809	5,126	120
Total contractual obligations	$5,871,397	$558,292	$1,205,567	$865,060	$3,242,478
 _____________________

(1)	Fixed rate debt includes a $56.5 million mortgage loan that has a rate that is effectively fixed by two interest rate swap agreements.

(2)	Variable rate debt includes our revolving credit facility, which bears interest at LIBOR + 0.775% and had no balance outstanding at December 31, 2019.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2019, our estimated liability upon exercise of the put option would range from approximately $79 million to $84 million.
(b) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2019, a total of 609,584 operating partnership units are outstanding.
(c) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from approximately $30 million to $33 million.
(d) The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from $7 million to $8 million.
(e) Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
(f) At December 31, 2019, we had letters of credit outstanding of approximately $4.3 million.
(g) In connection with our sale under the threat of condemnation of a portion of San Antonio Center, we agreed to indemnify the condemning authority for costs including any payments required to be paid to tenants at the property, in connection with the actual condemnation. We expect the condemnation process to take several years and estimate these costs to be approximately $45.5 million.
Off-Balance Sheet Arrangements
At December 31, 2019, we have three real estate related equity method investments with total debt outstanding of $111.1 million, of which our share is $54.0 million. Our investment in these ventures at December 31, 2019 was $23.4 million.
Other than the items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2019 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2019:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2019	Stated Interest Rate as of December 31, 2019	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$61,987	5.62%	September 1, 2020
29th Place	Acquired	3,878	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,630	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,230	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	67,492	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,677	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (12 Buildings)	Acquired	24,627	Various (3)	Various through 2029
Chelsea	Acquired	5,597	5.36%	January 15, 2031
Hoboken (1 Building) (2)	Acquired	16,874	3.75%	July 1, 2042
Subtotal		547,247
Net unamortized premium and debt issuance costs		(1,568)
Total mortgages payable		545,679
Notes payable
Revolving credit facility (4)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,843	11.31%	Various through 2028
Subtotal		3,843
Net unamortized debt issuance costs		(62)
Total notes payable		3,781
Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,819,200
Net unamortized discount and debt issuance costs		(12,066)
Total senior notes and debentures		2,807,134

Total debt, net		$3,356,594
_____________________

1)	On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%.

2)
This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.

3)	The interest rates on these mortgages range from 3.91% to 5.00%.

4)
The maximum amount drawn under our revolving credit facility during 2019 was $116.5 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2019, we were in compliance with all of the financial and other covenants related to our revolving credit facility and senior notes. Additionally, as of December 31, 2019, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2019:

	Unsecured		Secured	Total
	(In thousands)
2020	$613		$66,252	$66,865
2021	250,680		31,519	282,199
2022	250,756		119,460	370,216
2023	275,775		3,293	279,068
2024	300,665	(1)	3,421	304,086
Thereafter	1,744,554		323,302	2,067,856
	$2,823,043		$547,247	$3,370,290	(2)
_____________________

1)
Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2019, there was no outstanding balance under this credit facility.

2)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2019.

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
During 2019, we entered into two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken acquisition at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2019, 2018 and 2017.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.

Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization, gains and losses on the sale of real estate, and impairment write-downs of depreciable real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income	$360,542	$249,026	$297,870
Net income attributable to noncontrolling interests	(6,676)	(7,119)	(7,956)
Gain on sale of real estate and change in control of interests, net	(116,393)	(11,915)	(77,632)
Depreciation and amortization of real estate assets	215,139	213,098	188,719
Amortization of initial direct costs of leases	19,359	24,603	19,124
Funds from operations	471,971	467,693	420,125
Dividends on preferred shares	(7,500)	(7,500)	(1,917)
Income attributable to operating partnership units	2,703	3,053	3,143
Income attributable to unvested shares	(1,355)	(1,469)	(1,374)
Funds from operations available for common shareholders (1)	$465,819	$461,777	$419,977
Weighted average number of common shares, diluted (2)	75,514	74,153	73,122

Funds from operations available for common shareholders, per diluted share (1)	$6.17	$6.23	$5.74
_____________________

(1)
For the year ended December 31, 2019, FFO available for common shareholders includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace. If this charge was excluded, our FFO available for common shareholders for 2019 would have been $477.7 million, and FFO available for common shareholders, per diluted share would have been $6.33. For the year ended December 31, 2017, FFO available for common shareholders includes a $12.3 million charge related to early extinguishment of debt. If this charge was excluded, our FFO available for common shareholders for 2017 would have been $432.2 million, and FFO available for common shareholders, per diluted share would have been $5.91.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046 or, with respect to finance lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2019, we had $3.4 billion of fixed-rate debt outstanding, including $56.5 million in mortgage payables that are effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2019 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $250.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2019 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $288.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2019, we had no variable rate debt outstanding.
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
Our management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.
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
We assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2019.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2020 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, November 2, 2016, and February 5, 2019 (previously filed as Exhibit 3.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (File No. 1-07533) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.5
Articles Supplementary relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 3.2 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.8	Description of Securities (filed herewith)

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

10.36
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

101
The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 10, 2020.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 10, 2020
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President-Chief Financial	February 10, 2020
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 10, 2020
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 10, 2020
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 10, 2020
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 10, 2020
Elizabeth I. Holland

/S/ MARK S. ORDAN	Trustee	February 10, 2020
Mark S. Ordan

/S/ GAIL P. STEINEL	Trustee	February 10, 2020
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2019, and our report dated February 10, 2020 expressed an unqualified opinion on those financial statements.

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
February 10, 2020

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2020 expressed an unqualified opinion.

Change in accounting principle
As dicussed in Note 2 to the consolidated financial statements, the Trust has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Adoption of ASC 842 (Lessee) - Refer to Note 2 to the Financial Statements
The Trust adopted ASC Topic 842, Leases (ASC 842) as of January 1, 2019, which, from a lessee perspective, resulted in the recognition of a right-of-use asset (“ROU asset”) and a lease liability for operating leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of future lease payments and the asset is based on the liability, subject to certain adjustments, including initial direct costs.
We identified the adoption of ASC 842, from a lessee perspective, as a critical audit matter because it is a substantial change in accounting for leases and as such requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s determination of the lease liability and ROU asset and their selection of a discount rate to be applied to future lease payments.
Our audit procedures related to the adoption of ASC 842 included the following:

•	We assessed the design and tested the operating effectiveness of internal controls relating to the initial adoption of ASC 842.

•	We verified the completeness of the population of leases that management evaluated as part of the initial adoption and ongoing accounting for leases in future periods.

•	We inspected a sample of lease contracts, compared the relevant inputs in management’s calculation to underlying lease documents, and recalculated the related ROU asset and lease liability.

•
We utilized a specialist to evaluate the discount rate used in the initial measurement of the lease liability upon adoption, including the appropriateness of the methodology employed to determine the discount rate and the final conclusion reached.

•	We tested the completeness and accuracy of the cumulative catch up adjustment recognized upon adoption.

•	We evaluated the new accounting policy for leases where the Trust is the lessee.
Adoption of ASC 842 (Lessor) - Refer to Note 2 to the Financial Statements
The Trust adopted ASC 842 as of January 1, 2019, which, from a lessor perspective, resulted in a change to the Trust’s revenue recognition policy for revenue earned under operating leases with their tenants.
We identified the adoption of ASC 842, from a lessor perspective, as a critical audit matter because significant auditor judgment was required in evaluating whether management had appropriately interpreted and implemented this new accounting standard for leases that were in place on the adoption date and for new leases entered into subsequent to the adoption date.
Our audit procedures related to the adoption of ASC 842 included the following:

•	We assessed the design and tested the operating effectiveness of internal controls relating to the initial adoption of ASC 842.

•
We evaluated the transition method implemented for leases that were in place at the adoption date and the new accounting policy for revenue earned under operating leases with their tenants. We utilized specialists in these evaluations.

•	We tested the completeness and accuracy of the cumulative catch up adjustment recognized upon adoption.
/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2002.
Charlotte, North Carolina
February 10, 2020

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,676,866 and $1,701,804 of consolidated variable interest entities, respectively)	$7,535,983	$7,307,622
Construction-in-progress (including $102,583 and $51,313 of consolidated variable interest entities, respectively)	760,420	495,274
Assets held for sale	1,729	16,576
	8,298,132	7,819,472
Less accumulated depreciation and amortization (including $296,165 and $292,374 of consolidated variable interest entities, respectively)	(2,215,413)	(2,059,143)
Net real estate	6,082,719	5,760,329
Cash and cash equivalents	127,432	64,087
Accounts and notes receivable	152,572	142,237
Mortgage notes receivable, net	30,429	30,429
Investment in partnerships	28,604	26,859
Operating lease right of use assets	93,774	—
Finance lease right of use assets	52,402	—
Prepaid expenses and other assets	227,060	265,703
TOTAL ASSETS	$6,794,992	$6,289,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $469,184 and $444,388 of consolidated variable interest entities, respectively)	$545,679	$474,379
Capital lease obligations	—	71,519
Notes payable, net	3,781	279,027
Senior notes and debentures, net	2,807,134	2,404,279
Accounts payable and accrued expenses	255,503	177,922
Dividends payable	81,676	78,207
Security deposits payable	21,701	17,875
Operating lease liabilities	73,628	—
Finance lease liabilities	72,062	—
Other liabilities and deferred credits	157,938	182,898
Total liabilities	4,019,102	3,686,106
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	139,758	136,208
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 75,540,804 and 74,249,633 shares issued and outstanding, respectively	759	745
Additional paid-in capital	3,166,522	3,004,442
Accumulated dividends in excess of net income	(791,124)	(818,877)
Accumulated other comprehensive loss	(813)	(416)
Total shareholders’ equity of the Trust	2,535,341	2,345,891
Noncontrolling interests	100,791	121,439
Total shareholders’ equity	2,636,132	2,467,330
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,794,992	$6,289,644
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
REVENUE
Rental income	$932,738	$912,287	$854,286
Mortgage interest income	3,050	3,149	3,062
Total revenue	935,788	915,436	857,348
EXPENSES
Rental expenses	187,831	173,094	164,890
Real estate taxes	110,927	114,776	107,839
General and administrative	42,754	33,600	36,281
Depreciation and amortization	239,758	244,245	216,050
Total operating expenses	581,270	565,715	525,060

Gain on sale of real estate, net	116,393	11,915	77,922

OPERATING INCOME	470,911	361,636	410,210

OTHER INCOME/(EXPENSE)
Other interest income	1,266	942	475
Interest expense	(109,623)	(110,154)	(100,125)
Early extinguishment of debt	—	—	(12,273)
Loss from partnerships	(2,012)	(3,398)	(417)
NET INCOME	360,542	249,026	297,870
Net income attributable to noncontrolling interests	(6,676)	(7,119)	(7,956)
NET INCOME ATTRIBUTABLE TO THE TRUST	353,866	241,907	289,914
Dividends on preferred shares	(8,042)	(8,042)	(2,458)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$345,824	$233,865	$287,456
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$4.61	$3.18	$3.97
Weighted average number of common shares	74,766	73,274	72,117
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$4.61	$3.18	$3.97
Weighted average number of common shares	74,766	73,302	72,233

NET INCOME	$360,542	$249,026	$297,870
Other comprehensive (loss) income - change in value of interest rate swaps	(397)	(438)	2,599
COMPREHENSIVE INCOME	360,145	248,588	300,469
Comprehensive income attributable to noncontrolling interests	(6,676)	(7,119)	(7,956)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$353,469	$241,469	$292,513

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2016	399,896	9,997	71,995,897	722	2,718,325	(749,734)	(2,577)	99,102	2,075,835
January 1, 2017 adoption of new accounting standard	—	—	—	—	83	(83)	—	—	—
Net income, excluding $3,874 attributable to redeemable noncontrolling interests	—	—	—	—	—	289,914	—	4,082	293,996
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	2,599	—	2,599
Dividends declared to common shareholders	—	—	—	—	—	(287,006)	—	—	(287,006)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,458)	—	—	(2,458)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,560)	(5,560)
Common shares issued, net	—	—	826,592	8	108,240	—	—	—	108,248
Preferred shares issued, net	6,000	150,000			(5,035)				144,965
Exercise of stock options	—	—	152,634	2	9,977	—	—	—	9,979
Shares issued under dividend reinvestment plan	—	—	17,911	—	2,373	—	—	—	2,373
Share-based compensation expense, net of forfeitures	—	—	107,522	1	12,370	—	—	—	12,371
Shares withheld for employee taxes	—	—	(29,709)	—	(4,229)	—	—	—	(4,229)
Conversion and redemption of OP units	—	—	20,030	—	2,569	—	—	(2,569)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35,331	35,331
Purchase of noncontrolling interests					42			(5,578)	(5,536)
Adjustment to redeemable noncontrolling interests	—	—	—	—	10,606	—	—	—	10,606
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard - See Note 2	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $3,865 attributable to redeemable noncontrolling interests	—	—	—	—	—	241,907	—	3,254	245,161
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(438)	—	(438)
Dividends declared to common shareholders	—	—	—	—	—	(297,347)	—	—	(297,347)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,175)	(5,175)
Common shares issued, net	—	—	987,461	10	126,061	—	—	—	126,071
Exercise of stock options	—	—	105,803	1	4,571	—	—	—	4,572
Shares issued under dividend reinvestment plan	—	—	17,952	—	2,159	—	—	—	2,159
Share-based compensation expense, net of forfeitures	—	—	55,223	1	12,735	—	—	—	12,736
Shares withheld for employee taxes	—	—	(8,432)	—	(958)	—	—	—	(958)
Conversion and redemption of OP units	—	—	749	—	(544)	—	—	(5,468)	(6,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,020	4,020
Adjustment to redeemable noncontrolling interests	—	—	—	—	5,097	—	$—	—	5,097
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $3,430 attributable to redeemable noncontrolling interests	—	—	—	—	—	353,866	—	3,246	357,112
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(397)	—	(397)
Dividends declared to common shareholders	—	—	—	—	—	(310,973)	—	—	(310,973)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(9,961)	(9,961)
Common shares issued, net	—	—	1,069,740	11	142,705	—	—	—	142,716
Shares issued under dividend reinvestment plan	—	—	15,909	—	2,095	—	—	—	2,095
Share-based compensation expense, net of forfeitures	—	—	111,555	1	13,329	—	—	—	13,330
Shares withheld for employee taxes	—	—	(34,320)	—	(4,626)	—	—	—	(4,626)
Conversion and redemption of OP units	—	—	128,287	2	14,102	—	—	(14,176)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	243	243
Adjustment to redeemable noncontrolling interests	—	—	—	—	(5,525)	—	—	—	(5,525)
BALANCE AT DECEMBER 31, 2019	405,896	159,997	75,540,804	759	3,166,522	(791,124)	(813)	100,791	2,636,132
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES
Net income	$360,542	$249,026	$297,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,758	244,245	216,050
Gain on sale of real estate, net	(116,393)	(11,915)	(77,922)
Early extinguishment of debt	—	—	12,273
Loss from partnerships	2,012	3,398	417
Other, net	169	4,147	(2,674)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	—	12,353	—
(Increase) decrease in accounts receivable, net	(16,128)	917	2,059
Increase in prepaid expenses and other assets	(10,253)	(2,070)	(3,695)
Increase in accounts payable and accrued expenses	2,327	2,650	14,242
(Decrease) increase in security deposits and other liabilities	(115)	13,937	208
Net cash provided by operating activities	461,919	516,688	458,828
INVESTING ACTIVITIES
Acquisition of real estate	(204,516)	(13,503)	(437,772)
Capital expenditures - development and redevelopment	(327,074)	(302,120)	(441,984)
Capital expenditures - other	(82,836)	(66,138)	(76,952)
Proceeds from sale of real estate	321,997	177,775	136,055
Proceeds from partnership formation	—	37,998	—
Investment in partnerships	(1,052)	(1,037)	(696)
Distribution from partnerships in excess of earnings	2,765	275	1,729
Leasing costs	(25,459)	(25,430)	(16,656)
Issuance of mortgage and other notes receivable, net	(357)	(67)	(1,646)
Net cash used in investing activities	(316,532)	(192,247)	(837,922)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, including costs	(4,012)	(41,000)	41,000
Issuance of senior notes, net of costs	399,913	—	572,134
Redemption and retirement of senior notes	—	—	(161,930)
Repayment of mortgages, finance leases, and notes payable	(301,029)	(16,620)	(56,328)
Issuance of common shares, net of costs	143,027	130,918	118,583
Issuance of preferred shares, net of costs	—	—	144,991
Dividends paid to common and preferred shareholders	(313,649)	(301,194)	(282,995)
Shares withheld for employee taxes	(4,626)	(958)	(4,229)
Contributions from noncontrolling interests	404	2,838	13,449
Distributions to and redemptions of noncontrolling interests	(20,133)	(15,293)	(15,230)
Net cash (used in) provided by financing activities	(100,105)	(241,309)	369,445
Increase (decrease) in cash, cash equivalents, and restricted cash	45,282	83,132	(9,649)
Cash, cash equivalents, and restricted cash at beginning of year	108,332	25,200	34,849
Cash, cash equivalents, and restricted cash at end of year	$153,614	$108,332	$25,200

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2019, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2018 and 2017 amounts have been reclassified to conform to current period presentation.
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
Revenue Recognition and Accounts Receivable
Policy beginning January 1, 2019, with our adoption of Accounting Standards Codification (ASC) 842, "Leases"
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. Lease payments are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease. Variable lease payments relating to percentage rent are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during lease term requires judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, our historical experience with the tenant and tenants operating in the same industry, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income.
Policy prior to January 1, 2019
Prior to January 1, 2019, management estimates of collectability were considered when reserving for billed and accrued lease receivables and straight-line rent receivables. Full and partial reserves were recorded when determined to be appropriate with a corresponding charge to bad debt expense. The primary impact of the adoption of ASC 842, “Leases,” on our recognition of lease revenue relates to the upfront and ongoing assessment of the collectability of substantially all lease payments required by the new standard.
Other revenue recognition policies
In 2018, we completed construction on 221 condominium units at our Assembly Row and Pike & Rose properties. Beginning on January 1, 2018, with the adoption of ASU 2014-09, "Revenue from Contracts with Customers," gains or losses on the sale of these condominium units are recognized as the condominium units are legally sold. In 2017, we accounted for contracted condominium sales under the percentage-of completion method, based on an evaluation of the criteria specified in ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sales,” including: the legal commitment of the purchaser in the real estate contract, whether the construction of the project was beyond a preliminary phase, whether sufficient units had been contracted to ensure the project would not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer had made an adequate initial and continuing cash investment under the contract. When the percentage-of-completion criteria had not been met, no profit was recognized. The application of these criteria can be complex and required us to make assumptions.
When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." In accordance with ASC 610-20, we apply the guidance in ASC 606, "Revenue from Contracts with Customers," to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration requires us to make assumptions and apply significant judgment.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2019, 2018 and 2017, real estate depreciation expense was $215.4 million, $216.0 million and $193.3 million, respectively, including amounts from real estate sold.
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

Prior to the adoption of ASU 2016-02, "Leases," when applicable, as lessee, we classify our leases of land and building as operating or capital leases. We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in determining whether or not the lease meets the qualification of a capital lease. Subsequently, capital leases are now considered "finance leases," see "Recent Accounting Pronouncements," for an explanation of the impact to our consolidated balance sheet.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2019, we had $131.5 million in excess of the FDIC insured limit.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are incremental direct costs incurred which were essential to originate a successful leasing arrangement and would not have been incurred had the leasing transaction not taken place. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any previously capitalized lease costs are written off.
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

During 2019, we entered into two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken acquisition at 3.67%. Both swaps were designated and qualify for cash flow hedge accounting. As of December 31, 2019, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. Both swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2019, 2018 and 2017.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. We receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2019 and 2018.
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
At December 31, 2019 and 2018, we had two mortgage notes receivable, with aggregate carrying amounts of $30.4 million, and weighted average interest rates of 10.0% and 10.3%, respectively, which were secured by first mortgages on retail buildings.
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
Our equity method investments in the Pike & Rose hotel joint venture, the Assembly Row hotel joint venture, and the La Alameda shopping center are also considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of the joint ventures, we are not the primary beneficiary and do not consolidate. As of December 31, 2019 and 2018, our investment in these joint ventures and maximum exposure to loss was $23.4 million and $26.9 million, respectively.
In addition, we have 18 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.5 billion for both December 31, 2019 and 2018, and mortgages related to VIEs included in our consolidated balance sheets were approximately $469.2 million and $444.4 million, as of December 31, 2019 and 2018, respectively.

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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2019	2018
	(In thousands)
Beginning balance	$136,208	$141,157
Contributions	9,961	354
Net Income	3,430	3,865
Distributions & Redemptions	(15,366)	(4,071)
Change in redemption value	5,525	(5,097)
Ending balance	$139,758	$136,208

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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2016. As of December 31, 2019 and 2018, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
Recently adopted:

Leases (Topic 842) and related updates:

ASU 2016-02,
February 2016,
Leases (Topic 842)

ASU 2018-10, July
2018, Codification
improvements to
  Topic 842, Leases

ASU 2018-11, July
2018, Leases (Topic
842)

ASU 2018-20,
December 2018,
Leases (Topic 842)
Narrow Scope
Improvements for
Lessors

  ASU 2019-01,
  March 2019, Leases
  (Topic 842),
  Codification
  Improvements

ASC 842 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The larger changes to the lessor model include: a change to the definition of initial direct costs of leases (resulting in the upfront expensing of more leasing related costs), the requirement to make an upfront and ongoing assessment of whether collection of substantially all of the lease payments required for the term of the lease is probable (if not probable, lease revenue is effectively recongnized when cash is collected), certain presentation changes, and the elimination of real estate specific guidance.

ASU 2018-10, ASU 2018-20, and ASU 2019-01 provide narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides the option of an additional transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. It also provides lessors an option to not separate lease and non-lease components when certain criteria are met.
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

From a lessee perspective, the primary impact of adoption on January 1, 2019 was to record a lease obligation liability and right of use asset for operating leases where we are the lessee. The most significant of these operating leases are ground leases at 14 properties. The operating lease right of use assets and related liabilities are shown separately on the face of our consolidated balance sheet and reflect the present value of the minimum lease payments. A key input in the calculation is the discount rate. As the rate implied in the lease agreements is not readily determinable, we utilized our incremental borrowing rate, which takes into account estimates including interest rates that correspond to the remaining term of the lease, our credit spread, and an adjustment to reflect the collateralized payment terms present in the lease. Additionally, amounts previously recorded as capital lease assets and included in real estate have been reclassified in the December 31, 2019 balance sheet as finance lease right of use assets and the related capital lease obligations have been reclassified in the December 31, 2019 balance sheet as finance lease liabilities. Income statement presentation is not impacted for our existing operating and finance leases.

From a lessor perspective, adoption of ASC 842 results in a charge to opening accumulated dividends in excess of net income of $7.1 million. This charge is attributable to the write off of certain direct leasing costs recorded as of December 31, 2018 under the previous lease accounting rules for leases which had not commenced and the write off of December 31, 2018 unreserved receivables (including straight-line receivables) for leases where we have determined that the collection of substantially all of the lease payments required for the term of the lease is not probable. Income statement presentation changes incorporated into our December 31, 2019 financial statements include: no longer recording a gross up of revenue and expense for costs (such as real estate taxes) paid directly by lessees on our behalf and recording collectability adjustments against revenue rather than as bad debt within rental expenses.

As a result of the change in the definition of initial direct costs of leases, capitalized leasing costs excluding external commissions decreased to $2.2 million for the year ended December 31, 2019 from $7.5 million for the year ended December 31, 2018.

Standard	Description	Date of Adoption	Effect on the financial statements or significant matters
Adopted subsequent to December 31, 2019:
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
January 2020
While our mortgage notes receivable and certain other accounts receivables are impacted by this standard, the adoption of this standard will not have a significant impact to our consolidated financial statements.

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

The guidance can be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45-5 through ASC 250-10-45-10.
		January 2020	The adoption of this standard will not have a significant impact to our consolidated financial statements.

The following table provides additional information on our operating and finance leases where we are the lessee:

Year Ended
December 31, 2019
(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$1,284
Interest on lease liabilities	5,824
Operating lease cost	6,063
Variable lease cost	487
Total lease cost	$13,658

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	5,759
Operating cash flows for operating leases	5,561
Financing cash flows for finance leases	47

December 31, 2019
Weighted-average remaining term - finance leases	18.2 years
Weighted-average remaining term - operating leases	53.7 years
Weighted-average discount rate - finance leases	8.0%
Weighted-average discount rate - operating leases	4.5%

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$130,110	$129,001	$125,684
Interest capitalized	(20,487)	(18,847)	(25,559)
Interest expense	$109,623	$110,154	$100,125
Cash paid for interest, net of amounts capitalized	$106,180	$107,494	$105,201
Cash paid for income taxes	$483	$675	$352
NON-CASH INVESTING AND FINANCING TRANSACTIONS (1):
Mortgage loans refinanced	$—	$—	$166,823
Mortgage loans assumed/entered into with acquisition	$98,041	$—	$79,401
DownREIT operating partnership units issued with acquisition	$—	$—	$5,918
DownREIT operating partnership units redeemed for common shares	$14,105	$101	$2,569
Settlement of partner loan receivable via dilution of partner interests	$5,379	$—	$—
Shares issued under dividend reinvestment plan	$1,784	$1,884	$2,017
Contribution from noncontrolling interest	$—	$1,435	$—

(1) See Note 5 for additional disclosures relating to the mortgages entered into and assumed as a result of the Hoboken acquisition in 2019. In addition, see Note 3 for additional disclosures relating to our investment in the Assembly Row hotel joint venture in 2018.
Capitalized lease costs are incremental direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place. These costs include third party commissions related to obtaining a lease. Capitalized lease costs are amortized over the initial term of the related lease which generally ranges from three to ten years. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow and therefore, we classify cash outflows related to leasing costs as an investing activity in our consolidated statements of cash flows. See the "Recent Accounting Pronouncements" section in this note for further discussion regarding the change in accounting for lease costs as well as the operating lease right of use assets and lease liabilities recorded in connection with our adoption of ASC Topic 842.

	December 31,
	2019	2018
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$127,432	$64,087
Restricted cash (1)	26,182	44,245
Total cash, cash equivalents, and restricted cash	$153,614	$108,332

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
2019 Property Acquisitions

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
February 8, 2019	Fairfax Junction	Fairfax, Virginia	75,000	$22.5	(1)
September 13, 2019	San Antonio Center	Mountain View, California	6,000	$6.5
November 15, 2019	Georgetowne Shopping Center	Brooklyn, New York	147,000	$83.7	(2)
Various 2019	Hoboken (37 mixed-use buildings)	Hoboken, New Jersey	158,000	$189.2	(3)

(1) Approximately $0.6 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
(2) Approximately $2.0 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
(3) These acquisitions were completed through a newly formed joint venture, for which we own a 90% interest. The purchase price includes new and assumptions of mortgage debt totaling approximately $98.0 million. This property includes 123 residential units in addition to the GLA in the table above. Approximately $3.6 million and $8.1 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
2019 Property Dispositions
On December 11, 2019, we received $154.7 million in net proceeds related to the sale under the threat of condemnation of 11.7 acres of San Antonio Center to a local school district ("the condemning authority"). As part of the transaction, the condemning authority will commence condemnation proceedings in order to terminate all existing leases they assumed at closing. We have indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and expect the process will take several years to complete. The consideration in the transaction is considered variable because we have agreed to indemnify the condemning authority for these costs. Consequently, we have recorded a liability of $45.5 million to reflect our estimate of the final consideration, net of estimated condemnation proceeding costs and other transaction related costs. The resulting net gain on sale is approximately $85.1 million.
During the year ended December 31, 2019, we sold three properties and one land parcel for a net sales price of $149.0 million, which resulted in a net gain of $28.3 million.
During the year ended December 31, 2019, we closed on the sale of 43 condominium units at our Assembly Row and Pike & Rose properties (combined), received proceeds net of closing costs of $20.1 million, and recognized a gain of $2.6 million, net of income taxes. The cost basis for the remaining condominium units as of December 31, 2019 is $1.7 million, and is included in "assets held for sale" on our consolidated balance sheet.

2018 Property Acquisitions and Dispositions
On June 15, 2018, we formed a new joint venture to develop Freedom Plaza (formerly known as Jordan Downs Plaza) which, when completed, will be an approximately 113,000 square foot grocery anchored shopping center located in Los Angeles County, California. We initially invested $34.4 million as a result of a pre-funding requirement for equity to be advanced prior to the start of construction. We own approximately 91% of the venture, and control the 9.4 acre land parcel on which the shopping center will be constructed under a long-term ground lease that expires June 15, 2093 (including two 10-year option periods which may be exercised at our option). The Freedom Plaza development is expected to generate income tax credits under the New Market Tax Credit Program ("NMTC") which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas of the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank’s interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million in proceeds received in exchange for the transfer of the tax credits has been deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period. Cash in escrow at December 31, 2019 of $12.6 million, reflects remaining cash that will ultimately be used for the development of the shopping center, and is included in "prepaid expenses and other assets" on our consolidated balance sheets. The cash is held in escrow pursuant to the new market tax credit transaction documents and will be released as qualified development expenditures are incurred.
In August 2018, we contributed hotel related assets valued at $44.0 million to our Assembly Row hotel joint venture, and received a cash distribution of $38.0 million. At December 31, 2019, our investment in the venture was $3.2 million. The joint venture is considered a variable interest entity controlled by our partner, and as a result, we are using the equity method to account for our investment.
During the year ended December 31, 2018, we sold two properties for a net sales price of $42.2 million, which resulted in a net gain of $4.7 million.
On November 29, 2018, we acquired a 40,000 square foot building adjacent to our Bell Gardens property for $9.6 million.
During the year ended December 31, 2018, we closed on the sale of 176 condominium units at our Assembly Row and Pike & Rose properties (combined) and received proceeds net of closing costs of $133.5 million, For the year ended December 31, 2018, we recognized a gain of $7.2 million, net of $1.6 million of income taxes. The cost basis for remaining condominium units that were ready for their intended use as of December 31, 2018 was $16.6 million, and is included in "assets held for sale" on our consolidated balance sheet.

NOTE 4—ACQUIRED IN-PLACE LEASES
Acquired lease assets comprise above market leases where we are the lessor and below market leases where we are the lessee. Acquired lease liabilities comprise below market leases where we are the lessor and above market leases where we are the lessee. As a lessor, acquired above market leases are included in prepaid expenses and other assets, and acquired below market leases are included in other liabilities and deferred credits. In accordance with our adoption of ASC Topic 842, acquired below market leases and acquired above market leases where we are the lessee are included in right of use assets. The following is a summary of our acquired lease assets and liabilities:

	December 31, 2019		December 31, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$48,530	$(32,833)	$49,128	$(33,843)
Below market leases, lessee	34,604	(3,362)	34,604	(2,533)
Total	$83,134	$(36,195)	$83,732	$(36,376)

Below market leases, lessor	$(177,512)	$66,419	$(189,379)	$65,408
Above market leases, lessee	(9,084)	1,590	(9,084)	1,065
Total	$(186,596)	$68,009	$(198,463)	$66,473

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Amortization of above market leases, lessor	$(3,239)	$(5,608)	$(6,005)
Amortization of below market leases, lessor	9,623	12,445	10,726
Net increase in rental income	$6,384	$6,837	$4,721

Amortization of below market leases, lessee	$828	$828	$781
Amortization of above market leases, lessee	(525)	(505)	(290)
Net increase in rental expense	$303	$323	$491
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2019

Above market leases, lessor	3.7 years
Below market leases, lessee	39.6 years
Below market leases, lessor	18.1 years
Above market leases, lessee	14.4 years

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2020	$4,350	$8,235
2021	3,370	7,687
2022	2,716	7,394
2023	2,488	7,134
2024	2,223	6,603
Thereafter	31,792	81,534
	$46,939	$118,587

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2019 and 2018:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2019	2018	December 31, 2019	December 31, 2019
Mortgages payable	(Dollars in thousands)
Rollingwood Apartments	$—	$20,331	5.54%	May 1, 2019
The Shops at Sunset Place	61,987	64,453	5.62%	September 1, 2020
29th Place	3,878	4,117	5.91%	January 31, 2021
Sylmar Towne Center	16,630	17,006	5.39%	June 6, 2021
Plaza Del Sol	8,230	8,409	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	67,492	69,310	4.20%	January 10, 2022
Azalea	40,000	40,000	3.73%	November 1, 2025
Bell Gardens	12,677	12,936	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings)	56,450	—	LIBOR + 1.95%	December 15, 2029
Various Hoboken (12 Buildings)	24,627	—	Various (1)	Various through 2029
Chelsea	5,597	5,941	5.36%	January 15, 2031
Hoboken (1 Building)	16,874	—	3.75%	July 1, 2042
Subtotal	547,247	475,308
Net unamortized premium and debt issuance costs	(1,568)	(929)
Total mortgages payable	545,679	474,379
Notes payable
Term loan	—	275,000	LIBOR + 0.90%	November 21, 2019
Revolving credit facility	—	—	LIBOR + 0.775%	January 19, 2024
Various	3,843	4,392	11.31%	Various through 2028
Subtotal	3,843	279,392
Net unamortized debt issuance costs	(62)	(365)
Total notes payable	3,781	279,027
Senior notes and debentures
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	—	3.20%	June 15, 2029
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	2,819,200	2,419,200
Net unamortized discount and debt issuance costs	(12,066)	(14,921)
Total senior notes and debentures	2,807,134	2,404,279

Various	—	71,519	Various	Various through 2106
Total debt and capital lease obligations	$3,356,594	$3,229,204

_____________________

1)	The interest rates on these mortgages range from 3.91% to 5.00%.
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
During 2019, 2018 and 2017, the maximum amount of borrowings outstanding under our revolving credit facility was $116.5 million, $177.0 million and $344.0 million, respectively. The weighted average amount of borrowings outstanding was $26.8 million, $83.1 million and $147.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 3.2%, 2.7% and 1.9%, respectively. The revolving credit facility requires an annual facility fee of $1.0 million. At December 31, 2019 and 2018, our revolving credit facility had no balance outstanding.
In connection with our Hoboken, New Jersey acquisitions in 2019, we assumed mortgage loans with a face amount of $41.6 million and a fair value of $42.9 million, and entered into a new mortgage loan with a face amount of $56.5 million. The mortgage loans associated with our Hoboken acquisitions have the following contractual terms:

	Principal	Stated Interest Rate		Maturity Date
	(in millions)
September 18, 2019 (date assumed)	$17.0	3.75%		July 1, 2042
November 26, 2019 (date originated)	$56.5	LIBOR + 1.95%	(1)	December 15, 2029
November 26, 2019 (date assumed)	$5.7	Various	(2)	Various	(2)
December 19, 2019 (date assumed)	$18.9	Various	(3)	Various	(3)

 _____________________

(1)	The interest rate is effectively fixed at 3.67% as a result of two interest rate swap agreements.

(2)	The interest rates on these mortgages range from 3.91% to 5.00% and have maturity dates ranging from January 9, 2025 to May 31, 2029.

(3)	The interests rates on these mortgages range from 4.00% to 4.38% and have maturity dates ranging from October 1, 2025 to July 1, 2026.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2019, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2019 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2020	$66,252	$613		$—	$66,865
2021	31,519	680		250,000	282,199
2022	119,460	756		250,000	370,216
2023	3,293	775		275,000	279,068
2024	3,421	665	(1)	300,000	304,086
Thereafter	323,302	354		1,744,200	2,067,856
	$547,247	$3,843		$2,819,200	$3,370,290	(2)
 _____________________

(1)
Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2019, there was no outstanding balance under this credit facility.

(2)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2019.

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

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$549,460	$562,049	$753,406	$751,361
Senior notes and debentures	$2,807,134	$3,001,216	$2,404,279	$2,371,392

During 2019, we entered into two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables associated with our Hoboken acquisition at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2019 was an asset of $0.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2019, we reclassified less than $0.1 million from other comprehensive income as an increase to interest expense. A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$130	$—	$130	$—	$—	$—	$—

One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2019 and December 31, 2018, our share of the decrease in fair value of the related swaps included in "accumulated other comprehensive loss" was $0.9 million and $0.4 million, respectively.

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
At December 31, 2019 and 2018, our reserves for general liability costs were $3.0 million and $3.1 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2019 and 2018, we made payments from these reserves of $1.3 million and $1.4 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2019, we had letters of credit outstanding of approximately $4.3 million.
As of December 31, 2019 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $572.4 million.
Future minimum lease payments and their present value for properties under finance leases as of December 31, 2019, are as follows:

(In thousands)
Year ending December 31,
2020	$5,800
2021	5,800
2022	5,810
2023	60,013
2024	1,013
Thereafter	81,849
160,285
Less amount representing interest	(88,808)
Add straight line lease obligation	585
Present value	$72,062

We are obligated under operating lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2019:

(In thousands)
Year ending December 31,
2020	$4,824
2021	4,832
2022	4,948
2023	4,988
2024	4,951
Thereafter	179,896
$204,439

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from approximately $79 million to $84 million.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from approximately $30 million to $33 million.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from $7 million to $8 million.
Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2019, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 609,584 downREIT operating partnership units are outstanding which have a total fair value of $78.5 million, based on our closing stock price on December 31, 2019.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2019, 2018 and 2017, 15,909 shares, 17,952 shares and 17,911 shares, respectively, were issued under the Plan.
On September 29, 2017, we issued 6,000,000 Depositary Shares, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share) in an underwritten public offering, which were outstanding as of December 31, 2019, 2018, and 2017. The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters. The net proceeds after underwriting fees and other costs were approximately $145.0 million for the year ended December 31, 2017.

As of December 31, 2019, 2018, and 2017, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2019, we issued 1,069,699 common shares at a weighted average price per share of $134.71 for net cash proceeds of $142.7 million and paid $1.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2018, we issued 987,383 common shares at a weighted average price per share of $129.19 for net cash proceeds of $126.1 million and paid $1.3 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2019, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2019		2018		2017
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.140	$4.110	$4.040	$4.020	$3.960	$3.940
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.306	$0.368	$—

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2019	2018	2017
Common shares
Ordinary dividend	$4.110	$3.859	$3.940
Ordinary dividend eligible for 15% rate	—	0.161	—
	$4.110	$4.020	$3.940
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.354	$1.300	$1.354
Ordinary dividend eligible for 15% rate	—	0.054	—
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.250	$1.254	$—
Ordinary dividend eligible for 15% rate	—	0.052	$—
	$1.250	$1.306	$—

On October 30, 2019, the Trustees declared a quarterly cash dividend of $1.05 per common share, payable January 15, 2020 to common shareholders of record on January 2, 2020.

NOTE 10—OPERATING LEASES
At December 31, 2019, our 104 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,000 commercial leases and 2,700 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2019, no one tenant or corporate group of tenants accounted for more than 2.6% of annualized base rent.
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
As of December 31, 2019, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2020	$616,760
2021	565,835
2022	498,438
2023	422,729
2024	352,221
Thereafter	1,528,699
$3,984,682

NOTE 11—COMPONENTS OF RENTAL EXPENSE
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Repairs and maintenance	$73,179	$67,745	$67,996
Utilities	27,729	27,635	25,763
Management fees and costs	24,930	24,024	22,297
Payroll	16,485	16,140	14,922
Insurance	9,036	7,547	7,762
Marketing	7,427	7,935	9,007
Ground rent	4,803	4,697	3,826
Bad debt (1)	—	4,708	2,591
Other operating (2)	24,242	12,663	10,726
Total rental expenses	$187,831	$173,094	$164,890

 _____________________

(1)
Collectibility adjustments are now presented as a reduction of rental income rather than rental expense in accordance with our adoption of the new lease standard (see Note 2 for additional disclosure).

(2)	Other operating for the year ended December 31, 2019 includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace.

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Grants of common shares and options	$13,330	$12,736	$12,371
Capitalized share-based compensation	(1,054)	(1,017)	(1,385)
Share-based compensation expense	$12,276	$11,719	$10,986

We have grants outstanding under our shareholder approved 2010 Performance Incentive Plan, as amended (the "2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2019 and 2017.
The following table provides a summary of the assumptions used to value options granted in 2018:

Year Ended December 31,
2018
Volatility	18.0%
Expected dividend yield	3.6%
Expected term (in years)	7.5
Risk free interest rate	2.8%

The following table provides a summary of option activity for 2019:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2018	682	$152.34
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2019	682	$152.34	6.1	$—
Exercisable at December 31, 2019	409	$152.34	6.1	$—

The weighted-average grant-date fair value of options granted in 2018 was $14.42 per share, which were later forfeited during 2018. The total cash received from options exercised during 2018 and 2017 was $4.6 million and $10.0 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $8.2 million and $10.7 million, respectively.
The following table provides a summary of restricted share activity for 2019:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2018	206,100	$130.46
Granted	122,056	133.30
Vested	(97,077)	133.35
Forfeited	(10,501)	151.22
Unvested at December 31, 2019	220,578	$129.78

The weighted-average grant-date fair value of stock awarded in 2019, 2018 and 2017 was $133.30, $112.88 and $139.31, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2019, 2018 and 2017, was $13.0 million, $9.7 million and $12.5 million, respectively.
As of December 31, 2019, there was $17.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 2.4 years.
Subsequent to December 31, 2019, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2020	5,591	Shares	Immediate	Trustees
February 4, 2020	101,981	Restricted Shares	1-7 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $19,000 for 2019, $18,500 for 2018, and 18,000 for 2017. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2019, 2018 and 2017 was approximately $764,000, $688,000 and $632,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2019 and 2018, we are liable to participants for approximately $14.7 million and $12.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2019, 2018, and 2017 we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options in 2019, 2018, and 2017, respectively. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
NUMERATOR
Net income	$360,542	$249,026	$297,870
Less: Preferred share dividends	(8,042)	(8,042)	(2,458)
Less: Income from operations attributable to noncontrolling interests	(6,676)	(7,119)	(7,956)
Less: Earnings allocated to unvested shares	(1,007)	(930)	(942)
Net income available for common shareholders, basic and diluted	$344,817	$232,935	$286,514
DENOMINATOR
Weighted average common shares outstanding—basic	74,766	73,274	72,117
Stock options	—	28	116
Weighted average common shares outstanding—diluted	74,766	73,302	72,233

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$4.61	$3.18	$3.97
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$4.61	$3.18	$3.97

NOTE 15—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2019
Revenue	$232,227	$230,465	$233,947	$239,149
Operating income (1)	$91,093	$109,579	$94,018	$176,221
Net income (1)	$61,803	$82,667	$67,106	$148,966
Net income attributable to the Trust (1)	$60,144	$80,902	$65,465	$147,355
Net income available for common shareholders (1)	$58,134	$78,891	$63,455	$145,344
Earnings per common share—basic (1)	$0.78	$1.05	$0.84	$1.92
Earnings per common share—diluted (1)	$0.78	$1.05	$0.84	$1.92
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2018
Revenue	$225,405	$224,902	$229,753	$235,376
Operating income (2)	$89,461	$93,868	$93,467	$84,840
Net income (2)	$62,931	$65,533	$64,180	$56,382
Net income attributable to the Trust (2)	$61,247	$63,595	$62,558	$54,507
Net income available for common shareholders (2)	$59,237	$61,584	$60,548	$52,496
Earnings per common share—basic (2)	$0.81	$0.84	$0.82	$0.71
Earnings per common share—diluted (2)	$0.81	$0.84	$0.82	$0.71

(1)
Second and third quarter 2019 include net gains of $16.2 million and $14.3 million, respectively, related to the sale of two properties and one parcel of land, as well as condominiums sold at our Assembly Row and Pike & Rose properties. Third quarter 2019 also includes an $11.9 million charge related to the buyout of a lease at Assembly Square Marketplace. Fourth quarter 2019 includes an $85.1 million net gain on sale under the threat of condemnation of a portion of San Antonio Center. All of these transactions are further discussed in Note 3.

(2)
First and second quarter 2018 include net gains of $3.3 million and $4.0 million, respectively, related to condominiums sold at our Assembly Row and Pike & Rose properties. Third and fourth quarter 2018 include gains of $3.1 million and $1.6 million, respectively, related to the sale of one residential building and one property. All of these transactions are further discussed in Note 3.

NOTE 16—SUBSEQUENT EVENT
On January 10, 2020, we acquired a 49,000 square foot shopping center in Fairfax, Virginia for $22.3 million. This acquisition was funded by 163,322 downREIT operating partnership units.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)	$3,868	$10,211	$18,863	$11,985	$10,195	$30,864	$41,059	$14,953	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	11,718	2,432	24,064	26,496	20,382	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	662,720	69,421	720,747	790,168	72,687	2005, 2012-2019	2005-2013	(1)
AZALEA (California)	39,702	40,219	67,117	(3)	40,219	67,114	107,333	6,109	2014	8/2/2017	(1)
BALA CYNWYD (Pennsylvania)		3,565	14,466	39,175	2,683	54,523	57,206	23,062	1955	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	6,515	12,617	36,118	48,735	4,513	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	48,764	4,363	65,223	69,586	47,069	1958	12/31/1985	(1)
BELL GARDENS (California)	12,292	24,406	85,947	589	24,406	86,536	110,942	10,215	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)		46,579	35,406	151,640	43,904	189,721	233,625	85,602	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BRICK PLAZA (New Jersey)		—	24,715	72,050	4,094	92,671	96,765	52,749	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	11,786	3,856	27,745	31,601	19,149	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,304	7,128	38,355	2,792	7,128	41,147	48,275	8,360	1986/2004	1/1/2014	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	315	16,710	13,727	30,437	2,415	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	5,402	8,689	19,466	2,126	8,669	21,612	30,281	8,382	1962/1969/2008	8/25/06, 1/30/07, & 7/16/08	(1)
COCOWALK (Florida)		35,063	71,476	47,158	34,406	119,291	153,697	10,175	1990/1994, 1922-1973, 2018-2019	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		5,262	4,071	10,375	5,262	14,446	19,708	11,507	1905-1988	12/31/96 & 8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	95,064	2,793	102,488	105,281	58,521	1965/2003	4/1/1965	(1)

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,106	1,750	4,975	6,725	2,408	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	19,462	4,635	31,073	35,708	18,708	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	8,392	27,245	62,967	90,212	25,878	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN (Connecticut)		30,368	19,523	7,214	30,368	26,737	57,105	4,351	1920-2009	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,658	13,964	15,825	16,658	29,789	46,447	17,108	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	15,821	15,587	57,570	73,157	24,154	1982/1994/2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	11,839	29,069	149,874	178,943	36,029	1994-2001, 2011/2012	12/21/2012	(1)
EASTGATE CROSSING (North Carolina)		1,608	5,775	27,806	1,608	33,581	35,189	21,822	1963	12/18/1986	(1)
ELLISBURG (New Jersey)		4,028	11,309	19,277	4,013	30,601	34,614	21,832	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		19,117	15,829	17,942	19,117	33,771	52,888	19,105	1987	12/31/96 & 11/10/10	(1)
FAIRFAX JUNCTION (Virgina)		10,229	11,321	25	10,229	11,346	21,575	548	1981/2000	2/8/2019	(1)
FALLS PLAZA (Virginia)		1,798	1,270	11,370	1,819	12,619	14,438	9,078	1960/1962	9/30/67 & 10/05/72	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	42,396	10,216	60,291	70,507	46,693	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	22,645	9,252	32,189	41,441	22,071	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	11,795	1,507	15,576	17,083	7,028	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	2,345	13,978	12,254	26,232	1,014	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	35,623	—	38,878	38,878	—	2018-2019	6/15/2018	(1)
FRESH MEADOWS (New York)		24,625	25,255	43,297	24,633	68,544	93,177	43,607	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	4,662	12,696	25,465	38,161	13,970	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	15,692	5,973	22,691	28,664	18,933	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	7,295	2,677	12,124	14,801	8,640	1958	7/28/1994	(1)

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
GEORGETOWNE SHOPPING CENTER (New York)		30,738	50,103	946	32,199	49,588	81,787	295	1969/2006/2015	11/15/2019	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	20,620	2,068	25,525	27,593	22,092	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		1,237	15,096	20,518	1,169	35,682	36,851	28,526	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	17,996	525	19,597	20,122	18,005	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	412	10,590	21,281	31,871	3,468	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	4,824	1968	4/12/1995	(1)
HASTINGS RANCH PLAZA (California)		—	22,393	438	—	22,831	22,831	2,272	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	5,388	8,419	21,022	29,441	13,170	1963	8/6/1998	(1)
HOBOKEN (New Jersey)	98,224	45,385	150,905	952	43,450	153,792	197,242	628	1887-2006	9/18/19, 11/26/19, & 12/19/19	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	26,745	8,370	43,595	51,965	16,783	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	18,484	12,194	34,492	46,686	17,431	1962	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		—	10,075	3,148	506	12,717	13,223	4,238	1980/2004-2007	8/16/2010	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	2,779	4,308	12,805	17,113	9,716	1991	4/15/1994	(1)
KINGS COURT (California)		—	10,714	866	—	11,580	11,580	9,545	1960	8/24/1998	(1)
LANCASTER (Pennsylvania)		—	2,103	6,116	432	7,787	8,219	6,008	1958	4/24/1980	(1)
LANGHORNE SQUARE (Pennsylvania)		720	2,974	18,992	720	21,966	22,686	16,661	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	28,273	7,462	50,794	58,256	40,417	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	19,621	6,161	28,101	34,262	23,385	1972	7/23/1980 & 4/3/17	(1)
LEESBURG PLAZA (Virginia)		8,184	10,722	18,165	8,184	28,887	37,071	16,067	1967	9/15/1998	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	51,735	79,346	71,018	150,364	26,947	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	31,450	35,622	64,332	99,954	17,028	1974	10/16/2006	(1)
MERCER MALL (New Jersey)		5,917	18,358	48,524	5,917	66,882	72,799	33,340	1975	10/14/03 & 1/31/17	(1)

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
MONTROSE CROSSING (Maryland)	67,492	48,624	91,819	22,110	48,624	113,929	162,553	32,948	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		10,068	33,501	42,942	10,150	76,361	86,511	39,734	1966/1972/1987/2001	3/31/03, 3/21/03, & 1/27/06	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	1	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	22,027	939	30,805	31,744	19,120	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	11,093	638	12,091	12,729	6,017	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	29,348	3,420	32,113	35,533	22,722	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	17,869	15,048	64,601	79,649	3,016	2017-2018	8/2/2017	(1)
PAN AM (Virginia)		8,694	12,929	8,314	8,695	21,242	29,937	16,292	1979	2/5/1993	(1)
PENTAGON ROW (Virginia)		—	2,955	103,383	—	106,338	106,338	52,509	1999 - 2002	1998 & 11/22/10	(1)
PERRING PLAZA (Maryland)		2,800	6,461	22,943	2,800	29,404	32,204	24,834	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	579,682	27,929	593,559	621,488	50,600	1963, 2012-2019	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	11,569	14,914	34,424	49,338	18,736	1968	3/31/97 & 7/8/15	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	14,859	10,305	36,412	46,717	5,571	1969	1/13/2016	(1)
PLAZA DEL SOL (California)	8,308	5,605	12,331	—	5,605	12,331	17,936	1,185	2009	8/2/2017	(1)
PLAZA EL SEGUNDO/THE POINT (California)	124,336	62,127	153,556	77,079	64,788	227,974	292,762	54,745	2006/2007/2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	6,166	3,319	14,623	17,942	10,580	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	30,386	2,928	38,604	41,532	22,770	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	1,930	15,422	106,502	121,924	9,487	1989, 2012	3/31/2017	(1)
ROCKVILLE TOWN SQUARE (Maryland)		—	8,092	39,639	—	47,731	47,731	20,001	2005 - 2007	2006 - 2007	(1)
ROLLINGWOOD APTS. (Maryland)		552	2,246	8,575	774	10,599	11,373	9,940	1960	1/15/1971	(1)

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
SAM'S PARK & SHOP (District of Columbia)		4,840	6,319	3,022	4,840	9,341	14,181	5,912	1930	12/1/1995	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	1,141	26,400	19,603	46,003	3,752	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	976,080	53,217	997,047	1,050,264	221,350	1999-2006, 2009, 2011, 2014, 2016-2019	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SAUGUS PLAZA (Massachusetts)		4,383	8,291	4,501	4,383	12,792	17,175	7,557	1976	10/1/1996	(1)
SYLMAR TOWNE CENTER (California)	16,854	18,522	24,636	679	18,522	25,315	43,837	2,205	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)	52,597	20,682	72,432	29,311	20,685	101,740	122,425	38,923	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	42,874	18,016	103,115	5,419	18,021	108,529	126,550	20,825	1988/1993/2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	735	4,441	13,584	18,025	5,889	2005 - 2006	3/8/2007	(1)
THE SHOPS AT SUNSET PLACE (Florida)	62,426	64,499	50,853	8,944	64,499	59,797	124,296	10,136	1999	10/1/2015	(1)
THIRD STREET PROMENADE (California)		22,645	12,709	45,863	25,125	56,092	81,217	36,201	1888-2000	1996-2000	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	4,797	7,280	15,205	22,485	9,921	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	24,855	29,962	68,223	98,185	21,085	1989	1/19/11 & 6/13/14	(1)
TOWN CENTER OF NEW BRITAIN (Pennsylvania)		1,282	12,285	2,888	1,535	14,920	16,455	5,931	1969	6/29/2006	(1)
TOWSON RESIDENTIAL (FLATS @703) (Maryland)		2,328	—	20,042	2,328	20,042	22,370	1,454	2016-2017	3/8/2007	(1)
TROY HILLS (New Jersey)		3,126	5,193	32,655	5,865	35,109	40,974	23,135	1966	7/23/1980	(1)
TYSON'S STATION (Virginia)		388	453	4,170	493	4,518	5,011	3,939	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	38,771	4,234	59,106	63,340	30,187	1940, 2006-2009	12/21/1995	(1)
WESTGATE CENTER (California)		6,319	107,284	43,870	6,319	151,154	157,473	61,106	1960-1966	3/31/2004	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	1,028	3,478	22,441	25,919	9,736	1987	3/8/2007	(1)

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2019 (Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
WHITE MARSH OTHER (Maryland)		29,725	1,843	146	29,754	1,960	31,714	913	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	15,905	9,111	16,966	26,077	9,208	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	22,061	1,499	28,704	30,203	27,812	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	91,838	7,790	94,963	102,753	62,087	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	21,272	8,055	35,031	43,086	25,668	1948	10/29/1996	(1)
TOTALS	$545,679	$1,449,865	$2,526,772	$4,321,495	$1,414,814	$6,883,318	$8,298,132	$2,215,413

(1)	Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2019 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2016	$6,759,073
Additions during period
Acquisitions	555,476
Improvements	492,541
Deduction during period—dispositions and retirements of property	(172,029)
Balance, December 31, 2017	7,635,061
Additions during period
Acquisitions	14,940
Improvements	407,225
Deduction during period—dispositions and retirements of property	(237,754)
Balance, December 31, 2018	7,819,472
January 1, 2019 adoption of new accounting standard - See Note 2	(71,859)
Additions during period
Acquisitions	309,921
Improvements	441,703
Deduction during period—dispositions and retirements of property	(201,105)
Balance, December 31, 2019 (1)	$8,298,132
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $7.4 billion as of December 31, 2019.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2019
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2016	$1,729,234
Additions during period—depreciation and amortization expense	193,340
Deductions during period—dispositions and retirements of property	(46,030)
Balance, December 31, 2017	1,876,544
Additions during period—depreciation and amortization expense	215,969
Deductions during period—dispositions and retirements of property	(33,370)
Balance, December 31, 2018	2,059,143
January 1, 2019 adoption of new accounting standard - See Note 2	(18,173)
Additions during period—depreciation and amortization expense	215,382
Deductions during period—dispositions and retirements of property	(40,939)
Balance, December 31, 2019	$2,215,413

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2019 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$21,179	$21,179 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
				$—	$30,429	$30,429	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $30.4 million as of December 31, 2019.

(2)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2019 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2016	$29,904
Additions during period:
Issuance of loans	525
Balance, December 31, 2017	30,429
Balance, December 31, 2018	30,429
Balance, December 31, 2019	$30,429