Form 10-Q
period 2020-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2020-05-06
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on May 1, 2020 was 75,633,042.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2020

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,751,718 and $1,676,866 of consolidated variable interest entities, respectively)	$7,774,485	$7,535,983
Construction-in-progress (including $84,034 and $102,583 of consolidated variable interest entities, respectively)	671,486	760,420
Assets held for sale	5,796	1,729
	8,451,767	8,298,132
Less accumulated depreciation and amortization (including $306,861 and $296,165 of consolidated variable interest entities, respectively)	(2,258,994)	(2,215,413)
Net real estate	6,192,773	6,082,719
Cash and cash equivalents	994,688	127,432
Accounts and notes receivable, net	153,243	152,572
Mortgage notes receivable, net	30,332	30,429
Investment in partnerships	25,960	28,604
Operating lease right of use assets	94,147	93,774
Finance lease right of use assets	52,079	52,402
Prepaid expenses and other assets	216,692	227,060
TOTAL ASSETS	$7,759,914	$6,794,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $476,944 and $469,184 of consolidated variable interest entities, respectively)	$552,813	$545,679
Notes payable, net	993,752	3,781
Senior notes and debentures, net	2,807,848	2,807,134
Accounts payable and accrued expenses	245,968	255,503
Dividends payable	81,899	81,676
Security deposits payable	21,941	21,701
Operating lease liabilities	74,082	73,628
Finance lease liabilities	72,059	72,062
Other liabilities and deferred credits	150,410	157,938
Total liabilities	5,000,772	4,019,102
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	159,534	139,758
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 75,622,504 and 75,540,804 shares issued and outstanding, respectively	760	759
Additional paid-in capital	3,166,899	3,166,522
Accumulated dividends in excess of net income	(818,284)	(791,124)
Accumulated other comprehensive loss	(7,265)	(813)
Total shareholders’ equity of the Trust	2,502,107	2,535,341
Noncontrolling interests	97,501	100,791
Total shareholders’ equity	2,599,608	2,636,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,759,914	$6,794,992
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
REVENUE
Rental income	$230,798	$231,492
Mortgage interest income	759	735
Total revenue	231,557	232,227
EXPENSES
Rental expenses	44,312	44,260
Real estate taxes	29,064	27,687
General and administrative	10,251	9,565
Depreciation and amortization	62,188	59,622
Total operating expenses	145,815	141,134

OPERATING INCOME	85,742	91,093

OTHER INCOME/(EXPENSE)
Other interest income	308	177
Interest expense	(28,445)	(28,033)
Loss from partnerships	(1,164)	(1,434)
NET INCOME	56,441	61,803
Net income attributable to noncontrolling interests	(1,678)	(1,659)
NET INCOME ATTRIBUTABLE TO THE TRUST	54,763	60,144
Dividends on preferred shares	(2,010)	(2,010)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$52,753	$58,134
EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	0.70	0.78
Weighted average number of common shares	75,360	74,200
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.70	$0.78
Weighted average number of common shares	75,360	74,200

COMPREHENSIVE INCOME	$49,989	$61,594

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$48,311	$59,935

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard - See Note 2	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $1,015 attributable to redeemable noncontrolling interests	—	—	—	—	—	54,763	—	663	55,426
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,452)	—	(6,452)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,403)	—	—	(79,403)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(783)	(783)
Common shares issued, net	—	—	13	—	2	—	—	—	2
Shares issued under dividend reinvestment plan	—	—	3,834	—	446	—	—	—	446
Share-based compensation expense, net of forfeitures	—	—	110,066	1	3,941	—	—	—	3,942
Shares withheld for employee taxes	—	—	(32,213)	—	(3,982)	—	—	—	(3,982)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT MARCH 31, 2020	405,896	$159,997	75,622,504	$760	$3,166,899	$(818,284)	$(7,265)	$97,501	$2,599,608

BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $876 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,144	—	783	60,927
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(209)	—	(209)
Dividends declared to common shareholders ($1.02 per share)	—	—	—	—	—	(76,106)	—	—	(76,106)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,266)	(1,266)
Common shares issued, net	—	—	446,132	5	59,348	—	—	—	59,353
Shares issued under dividend reinvestment plan	—	—	4,273	—	528	—	—	—	528
Share-based compensation expense, net of forfeitures	—	—	100,586	1	3,860	—	—	—	3,861
Shares withheld for employee taxes	—	—	(32,686)	—	(4,414)	—	—	—	(4,414)
Conversion and redemption of OP units	—	—	69,046	1	7,550	—	—	(7,551)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	667	—	—	—	667
BALANCE AT MARCH 31, 2019	405,896	$159,997	74,836,984	752	$3,071,981	$(843,947)	$(625)	$113,405	$2,501,563

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES
Net income	$56,441	$61,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,188	59,622
Loss from partnerships	1,164	1,434
Other, net	(110)	2,230
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	3,012	(1,245)
Decrease in prepaid expenses and other assets	8,618	1,168
Decrease in accounts payable and accrued expenses	(3,619)	(6,815)
Decrease in security deposits and other liabilities	(8,945)	(13,278)
Net cash provided by operating activities	118,749	104,919
INVESTING ACTIVITIES
Acquisition of real estate	(7,109)	(25,176)
Capital expenditures - development and redevelopment	(106,572)	(63,380)
Capital expenditures - other	(15,792)	(14,061)
Costs associated with property sold under threat of condemnation	(17,412)	—
Proceeds from sale of real estate	—	6,106
Investment in partnerships	(136)	(300)
Distribution from partnerships in excess of earnings	849	983
Leasing costs	(5,001)	(8,259)
(Issuance) repayment of mortgage and other notes receivable, net	(659)	50
Net cash used in investing activities	(151,832)	(104,037)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, including costs	990,000	20,000
Repayment of mortgages, finance leases and notes payable	(1,524)	(21,718)
Issuance of common shares, net of costs	19	59,427
Dividends paid to common and preferred shareholders	(80,898)	(77,296)
Shares withheld for employee taxes	(3,982)	(4,414)
Contributions from noncontrolling interests	—	106
Distributions to and redemptions of noncontrolling interests	(4,720)	(3,107)
Net cash provided by (used in) financing activities	898,895	(27,002)
Increase (decrease) in cash, cash equivalents and restricted cash	865,812	(26,120)
Cash, cash equivalents, and restricted cash at beginning of year	153,614	108,332
Cash, cash equivalents, and restricted cash at end of period	$1,019,426	$82,212

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. While we currently expect the impact to our properties is temporary in nature, the extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year.
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

Adopted on January 1, 2020:
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

ASU 2018-19 clarifies that impairment of of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

Upon adoption of this standard, we recorded expected losses of $0.5 million in opening accumulated dividends in excess of net income. During the three months ended March 31, 2020, we recorded additional expected losses of $0.4 million, which are included in rental expenses.

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
The adoption of this standard does not have a significant impact to our consolidated financial statements.

Issued in 2020:
ASU 2020-04, March 2020, Reference Rate Reform (Topic 848)
This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform.  For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available through December 31, 2022.
We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We are currently evaluating the impact of this guidance and whether we will make this policy election for lease concessions such as rent deferrals for the quarter ended June 30, 2020.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$34,159	$32,580
Interest capitalized	(5,714)	(4,547)
Interest expense	$28,445	$28,033
Cash paid for interest, net of amounts capitalized	$29,405	$32,485
Cash paid for income taxes	$4	$7
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$18,920	$—
Mortgage loans assumed with acquisition	$8,903	$—
DownREIT operating partnership units redeemed for common shares	$—	$7,551
Shares issued under dividend reinvestment plan	$429	$455

	March 31,	December 31,
	2020	2019
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$994,688	$127,432
Restricted cash (1)	24,738	26,182
Total cash, cash equivalents, and restricted cash	$1,019,426	$153,614

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On January 10, 2020, we acquired a 49,000 square foot shopping center in Fairfax, Virginia for $22.3 million. This property is adjacent to, and will be operated as part of our Fairfax Junction property. This purchase price was paid with a combination of cash and the issuance of 163,322 downREIT operating partnership units. Approximately $0.5 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On February 12, 2020, we acquired two buildings totaling 12,000 square feet in Hoboken, New Jersey for $14.3 million, including the assumption of $8.9 million of mortgage debt. This acquisition is in addition to the 37 buildings previously acquired, and was completed through the joint venture that was formed in 2019, for which we own a 90% interest. Less than $0.1 million and approximately $3.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.

NOTE 4—DEBT
In connection with the two buildings we acquired in Hoboken, New Jersey on February 12, 2020, we assumed two mortgage loans with a net face amount of $8.9 million and a fair value of $9.0 million. The mortgage loans bear interest at 4.00% and mature on July 27, 2027.
In March 2020, in order to strengthen our financial position and balance sheet, to maximize our liquidity, and to provide maximum financial flexibility to continue our business initiatives as the effects of COVID-19 continue to evolve, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion revolving credit facility, which has a maturity date of January 19, 2024. Consequently, during the three months ended March 31, 2020, the maximum amount of borrowings outstanding under our revolving credit facility was $990.0 million, and the weighted average interest rate, before amortization of debt fees, was 1.7% . During the three months ended March 31, 2020, the weighted average borrowings outstanding was $143.7 million. Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2020, we were in compliance with all default related debt covenants.

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

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,546,565	$1,543,402	$549,460	$562,049
Senior notes and debentures	$2,807,848	$2,968,904	$2,807,134	$3,001,216

As of March 31, 2020, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2020 was a liability of $5.6 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three months ended March 31, 2020, the value of our interest rate swaps decreased $5.7 million (including less than $0.1 million reclassified from other comprehensive loss to interest expense). A summary of our financial (liabilities) assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(5,555)	$—	$(5,555)	$—	$130	$—	$130

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2020, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was $0.8 million.

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 744,617 downREIT operating partnership units are outstanding which have a total fair value of approximately $55.6 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2020.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2020		2019
	Declared	Paid	Declared	Paid
Common shares	$1.050	$1.050	$1.020	$1.020
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of March 31, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Grants of common shares and options	$3,942	$3,861
Capitalized share-based compensation	(332)	(226)
Share-based compensation expense	$3,610	$3,635

NOTE 9—OPERATING & FINANCE LEASES
The following table provides additional information on our operating and finance leases where we are the lessee:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321	$321
Interest on lease liabilities	1,456	1,456
Operating lease cost	1,559	1,504
Variable lease cost	87	91
Total lease cost	$3,423	$3,372

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,433	$1,460
Operating cash flows for operating leases	$1,550	$1,511
Financing cash flows for finance leases	$11	$10

	March 31,
	2020	2019
Weighted-average remaining lease term - finance leases	18.0 years	18.9 years
Weighted-average remaining lease term - operating leases	53.2 years	53.7 years
Weighted-average discount rate - finance leases	8.0%	8.0%
Weighted-average discount rate - operating leases	4.4%	4.5%

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2020 and 2019, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three months ended March 31, 2020 and 2019. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
NUMERATOR
Net income	$56,441	$61,803
Less: Preferred share dividends	(2,010)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(1,678)	(1,659)
Less: Earnings allocated to unvested shares	(247)	(220)
Net income available for common shareholders, basic and diluted	$52,506	$57,914
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	75,360	74,200

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.70	$0.78

NOTE 11—SUBSEQUENT EVENT

On April 21, 2020, we sold a building in Pasadena, California for $16.1 million, which is included in "assets held for sale" on our consolidated balance sheet.
On May 6, 2020, we entered into a $400.0 million unsecured term loan that matures on May 6, 2021, with one twelve month extension at our option. The loan bears interest at LIBOR plus 135 basis points based on our current credit rating. The net proceeds were used to reduce amounts outstanding on our $1.0 billion revolving credit facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2020.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. In total, the real estate projects were 93.6% leased and 91.5% occupied at March 31, 2020.

Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. Our Board of Trustees, as part of its risk oversight function, is regularly coordinating with management to assess the effects of the pandemic on our business and to determine appropriate courses of action to maintain the health and safety of our personnel, to strengthen our financial position and to adapt our business as appropriate. In response to the pandemic, we have taken a number of specific actions so far:

•	On March 16, 2020, we transitioned our work force to work remotely, canceled all non-essential business travel and have canceled company events, or are holding them remotely.

•
In March 2020, to strengthen our financial position and maximize our liquidity, we borrowed $990.0 million under our revolving credit facility representing a draw-down of almost the entirety of our $1.0 billion revolving credit facility. As of March 31, 2020, the outstanding balance under our revolving credit facility was $990.0 million, and our outstanding cash and cash equivalent balance was $994.7 million.

•
We have paused construction activity at many of our construction projects including, without limitation, ongoing construction at Assembly Row, Santana Row, and other redevelopments and smaller projects. Construction activities continue at Pike & Rose and other redevelopments and smaller projects although at a slower pace as we observe COVID-19 safety protocols at all sites.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the recovery when the time comes. Management and our Board of Trustees will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Business Continuity
We were able to transition all but a limited number of essential employees to remote work and do not anticipate any adverse impact on our ability to continue to operate our business. Transitioning to a largely remote workforce has not had any material adverse impact on our financial reporting systems, our internal controls or disclosure controls and procedures. Currently, we have a limited number of employees coming into offices as needed and have property employees visiting properties only as necessary to ensure that the properties with essential businesses that are open and operating are able to conduct business and serve their communities. At this time, we have not laid off, furloughed, or terminated any employee in response to COVID-19, nor have we modified the compensation of any employee. The Compensation Committee of our Board of Trustees may reevaluate the performance goals and other aspects of the compensation arrangements of our executive officers later in 2020 as more information about the effects of COVID-19 become known.
2020 Property Acquisitions and Disposition
On January 10, 2020, we acquired a 49,000 square foot shopping center in Fairfax, Virginia for $22.3 million. This property is adjacent to, and will be operated as part of our Fairfax Junction property. This purchase price was paid with a combination of cash and the issuance of 163,322 downREIT operating partnership units. Approximately $0.5 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On February 12, 2020, we acquired two buildings totaling 12,000 square feet in Hoboken, New Jersey for $14.3 million, including the assumption of $8.9 million of mortgage debt. This acquisition is in addition to the 37 buildings previously acquired, and was completed through the joint venture that was formed in 2019, for which we own a 90% interest. Less than $0.1 million and approximately $3.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On April 21, 2020, we sold a building in Pasadena, California for $16.1 million, which is included in "assets held for sale" on our consolidated balance sheet.
2020 Debt and Equity Transactions
In connection with the two buildings we acquired in Hoboken, New Jersey on February 12, 2020, we assumed two mortgage loans with a net face amount of $8.9 million and a fair value of $9.0 million. The mortgage loans bears interest at 4.00% and mature on July 27, 2027.
In March 2020, in order to strengthen our financial position and balance sheet, to maximize our liquidity, and to provide maximum financial flexibility to continue our business initiatives as the effects of COVID-19 continue to evolve, we borrowed

$990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion revolving credit facility.
On May 6, 2020, we entered into a $400.0 million unsecured term loan that matures on May 6, 2021, with one twelve month extension at our option. The loan bears interest at LIBOR plus 135 basis points, based on our current credit rating. The net proceeds were used to reduce amounts outstanding on our $1.0 billion revolving credit facility.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of March 31, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $114 million and $3 million, respectively, for the three months ended March 31, 2020, and $58 million and $2 million, respectively, for the three months ended March 31, 2019. We capitalized external and internal costs related to other property improvements of $13 million and $1 million, respectively, for the three months ended March 31, 2020, and $6 million and $1 million for the three months ended March 31, 2019. We capitalized external and internal costs related to leasing activities of $3 million and $1 million, respectively, for the three months ended March 31, 2020, and $8 million and less than $1 million, respectively, for the three months ended March 31, 2019. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $3 million, $1 million, and $1 million, respectively, for the three months ended March 31, 2020 and $2 million, $1 million, and less than $1 million, respectively for the three months ended March 31, 2019. Total capitalized costs were $134 million and $76 million for the three months ended March 31, 2020 and 2019, respectively.
Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.

While the COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 13, 2020, for discussion of our our long-term strategies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19 by ordering closure of non-essential businesses and ordering residents to generally stay at home have resulted in many of our tenants temporarily or even permanently closing their businesses, and/or expressing concerns about their ability to pay rent. These economic hardships have adversely impacted our business, and we expect them to have a negative effect on our financial results. We expect such negative effects to be considerably higher during the quarter ending June 30, 2020 than they were during the quarter ended March 31, 2020. As of April 30, 2020, approximately 11.3 million square feet of our tenants were closed as a result of governmental orders. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic. Most rents for March 2020 were paid prior to the time the closures were announced; however, many tenants did not pay rents and other charges due in April. We are currently working with many of our smaller tenants to defer payment of rent for some or all of April, May, and June to later in 2020, and in many cases into 2021. We are expecting that our rent collections will continue to be significantly below our tenants’ contractual rent obligations for so long as governmental orders require non-essential businesses to remain closed and residents to stay at home, which will adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancies. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to participate in any resulting economic recovery.

While construction has slowed or stopped due to governmental mandates as a result of COVID-19, we continue to have several development projects in process, or being delivered as follows:

•	In the 1st quarter of 2020, we delivered the fully leased eight story, 301,000 square foot office building at Santana Row.

•
The first phase of construction on the 12 acres of land that we control across from Santana Row includes an eight story 376,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million with openings beginning in 2022.

•
Phase III of Assembly Row includes 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2021.

•
At Pike & Rose, we are continuing construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and is projected to open beginning in 2020.

•	Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $315 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of openings will be dependent upon the duration of governmental restrictions and the duration and severity of the economic impacts of COVID-19.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
At March 31, 2020, the leasable square feet in our properties was 93.6% leased and 91.5% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2020, we signed leases for a total of 491,000 square feet of retail space including 466,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 5% on a cash basis. New leases for comparable spaces were signed for 151,000 square feet at an average rental increase of 8% on a cash basis. Renewals for comparable spaces were signed for 315,000 square feet at an average rental increase of 3% on a cash basis. Tenant improvements and incentives for comparable spaces were $31.37 per square foot, of which, $88.61 per square foot was for new leases and $3.93 per square foot was for renewals for the three months ended March 31, 2020.
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
The leases signed in 2020 generally become effective over the following two years though some may not become effective until 2023 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year, however, we expect that volume and potentially rental rate increases for 2020 to be negatively impacted by the COVID-19 pandemic.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2020, all or a portion of 97 properties were considered comparable properties and eight properties were considered non-comparable properties. For the three months ended March 31, 2020, two properties and two portions of properties were moved from non-comparable properties to comparable properties, one property was moved from comparable properties to non-comparable properties, and one property was moved from acquisitions to non-comparable properties, compared to the designations for the year ended December 31, 2019. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2020 AND 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$230,798	$231,492	$(694)	(0.3)%
Mortgage interest income	759	735	24	3.3%
Total property revenue	231,557	232,227	(670)	(0.3)%
Rental expenses	44,312	44,260	52	0.1%
Real estate taxes	29,064	27,687	1,377	5.0%
Total property expenses	73,376	71,947	1,429	2.0%
Property operating income (1)	158,181	160,280	(2,099)	(1.3)%
General and administrative expense	(10,251)	(9,565)	(686)	7.2%
Depreciation and amortization	(62,188)	(59,622)	(2,566)	4.3%
Operating income	85,742	91,093	(5,351)	(5.9)%
Other interest income	308	177	131	74.0%
Interest expense	(28,445)	(28,033)	(412)	1.5%
Loss from partnerships	(1,164)	(1,434)	270	(18.8)%
Total other, net	(29,301)	(29,290)	(11)	—%
Net income	56,441	61,803	(5,362)	(8.7)%
Net income attributable to noncontrolling interests	(1,678)	(1,659)	(19)	1.1%
Net income attributable to the Trust	$54,763	$60,144	$(5,381)	(8.9)%

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

Property Revenues
Total property revenue decreased $0.7 million, or 0.3%, to $231.6 million in the three months ended March 31, 2020 compared to $232.2 million in the three months ended March 31, 2019. The percentage occupied at our shopping centers was 91.5% at March 31, 2020 compared to 93.0% at March 31, 2019. Changes in the components of property revenue are discussed below.

Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income decreased $0.7 million, or 0.3%, to $230.8 million in the three months ended March 31, 2020 compared to $231.5 million in the three months ended March 31, 2019 due primarily to the following:

•
a decrease of $4.6 million from comparable properties due primarily to higher to collectibility adjustments of $2.7 million which is primarily the result of COVID-19 impacts, lower lease termination fees of $2.7 million, lower recoveries of $2.0 million primarily the result of lower snow removal expense, and lower average occupancy of approximately $1.9 million, partially offset by higher rental rates of approximately $4.6 million and,

•	a decrease of $3.6 million from our 2019 property sales,
partially offset by,

•
an increase of $5.0 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in February 2019 and January 2020 and,

•
an increase of $2.4 million from non-comparable properties due primarily to the openings of our new office building at Santana Row in early 2020 and Phase II at Assembly Row and Pike & Rose, and the opening of one of our retail redevelopments, partially offset by redevelopment related occupancy decreases at three properties.

Property Expenses
Total property expenses increased $1.4 million, or 2.0%, to $73.4 million in the three months ended March 31, 2020 compared to $71.9 million in the three months ended March 31, 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses were $44.3 million for both the three months ended March 31, 2020 and 2019, with the minimal increase driven by the following:

•
an increase of $0.9 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in February 2019 and January 2020, and

•	an increase of $0.5 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, which were offset by,

•
a decrease of $1.2 million from comparable properties due primarily to lower snow removal expense partially offset by higher repairs and maintenance costs and higher non-recoverable operating expenses, and

•	a decrease of $0.5 million from our 2019 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 19.2% in the three months ended March 31, 2020 from 19.1% in the three months ended March 31, 2019.
Real Estate Taxes
Real estate tax expense increased $1.4 million, or 5.0%, to $29.1 million in the three months ended March 31, 2020 compared to $27.7 million in the three months ended March 31, 2019. This increase is primarily due to the following:

•
an increase of $0.8 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in February 2019 and January 2020,

•	an increase of $0.4 million from comparable properties due primarily to higher assessments, and

•	an increase of $0.4 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, partially offset by,

•	a decrease of $0.3 million from our 2019 property sales.
Property Operating Income
Property operating income decreased $2.1 million, or 1.3%, to $158.2 million in the three months ended March 31, 2020 compared to $160.3 million in the three months ended March 31, 2019. This decrease is due primarily to higher collectibility adjustments largely the result of COVID-19 impacts, lower lease termination fee income, and property sales, partially offset by 2019 acquisitions and the opening of our new office building at Santana Row in early 2020.
Other Operating
General and Administrative
General and administrative expense increased $0.7 million, or 7.2%, to $10.3 million in the three months ended March 31, 2020 from $9.6 million in the three months ended March 31, 2019. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $2.6 million, or 4.3%, to $62.2 million in the three months ended March 31, 2020 from $59.6 million in the three months ended March 31, 2019. This increase is due primarily to 2019 acquisitions and the opening of our new office building at Santana Row in early 2020, partially offset by 2019 property sales.
Operating Income
Operating income decreased $5.4 million, or 5.9%, to $85.7 million in the three months ended March 31, 2020 compared to $91.1 million in the three months ended March 31, 2019. This decrease is due primarily to higher collectibility adjustments largely the result of COVID-19 impacts, lower lease termination fee income, and property sales, partially offset by 2019 acquisitions.
Other
Interest Expense
Interest expense increased $0.4 million, or 1.5%, to $28.4 million in the three months ended March 31, 2020 compared to $28.0 million in the three months ended March 31, 2019. This increase is due primarily to the following:

•
an increase of $1.6 million due to higher weighted average borrowings primarily from the $400 million issuance of our 3.20% notes in 2019 and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by the repayment of our $275.0 million term loan in June 2019, and

•	an increase of $0.6 million from higher borrowings on our revolving credit facility in response to the COVID-19 pandemic (see further discussion in Note 4 to our consolidated financial statements), partially offset by,

•	an increase of $1.2 million capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose, and

•	a decrease of $0.6 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $34.2 million and $32.6 million in the three months ended March 31, 2020 and 2019, respectively. Capitalized interest was $5.7 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, we are generally required to make annual distributions to shareholders of at least 90% of our taxable income. Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

While the COVID-19 impacts are unknown, we currently expect a short term decrease in cash from operations as our tenants are impacted by the pandemic and, while contractually obligated, some have not paid rent during April 2020 (see further discussion under the "Outlook" section of this Item 2). In order to strengthen our financial position and balance sheet, to maximize liquidity, and to provide maximum flexibility as the effects of the COVID-19 pandemic continue to evolve, in March 2020, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion credit facility.
At March 31, 2020, we had cash and cash equivalents of $994.7 million and $990.0 million outstanding on our revolving credit facility. During the three months ended March 31, 2020, our weighted average borrowing rate on the revolving credit facility, before amortization of debt fees, was 1.7%. As of March 31, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Over the next 12 months, we have $314.2 million of debt maturing. Additionally, our overall capital requirements for the remainder of 2020 will depend upon the duration of government mandated closures and the overall economic impact of COVD-19, as well as general timing of our redevelopment and development activities. Given those impacts, we currently expect to see lower levels of capital investments in our properties under development and redevelopment compared to the quarter ended March 31, 2020 and recent years.
We believe that the cash on our balance sheet together with rents we collect will allow us to continue to operate our business in the near-term. Given our past ability to access the capital markets, we also expect debt or equity to be available to us. We may also further delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.  We continue to monitor governmental financial assistance programs being made available to address impacts of COVID-19 and may access one or more of these programs to supplement our liquidity if we qualify for them.

While the COVID-19 pandemic will negatively impact our business in the short term, we maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash provided by operating activities	$118,749	$104,919
Cash used in investing activities	(151,832)	(104,037)
Cash provided by (used in) financing activities	898,895	(27,002)
Increase (decrease) in cash, cash equivalents and restricted cash	865,812	(26,120)
Cash, cash equivalents and restricted cash, beginning of year	153,614	108,332
Cash, cash equivalents and restricted cash, end of period	$1,019,426	$82,212

Net cash provided by operating activities increased $13.8 million to $118.7 million during the three months ended March 31, 2020 from $104.9 million during the three months ended March 31, 2019. The increase was primarily attributable to lower prepaid expenses and timing of cash receipts, partially offset by lower net income before non-cash items.
Net cash used in investing activities increased $47.8 million to $151.8 million during the three months ended March 31, 2020 from $104.0 million during the three months ended March 31, 2019. The increase was primarily attributable to:

•	a $44.9 million increase in capital expenditures as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments,

•	$17.4 million for costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019, and

•	$6.1 million in proceeds in 2019 from the sale of condominiums at our Assembly Row and Pike & Rose properties, partially offset by

•
an $18.1 million decrease in acquisition of real estate, primarily due to the February 2019 acquisition of Fairfax Junction, partially offset by the acquisition of two buildings in Hoboken, New Jersey in February 2020.

Net cash provided by financing activities increased $925.9 million to $898.9 million during the three months ended March 31, 2020 from $27.0 million used in the three months ended March 31, 2019. The increase was primarily attributable to:

•	a $970.0 million net increase in borrowings on our revolving credit facility to provide maximum flexibility and liquidity during the COVID-19 pandemic, and

•	a $20.2 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the payoff of the mortgage loan on Rollingwood Apartments in January 2019, partially offset by

•	a $59.4 million decrease in net proceeds from the issuance of common shares under our ATM program during the three months ended March 31, 2019.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2020:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2020	Stated Interest Rate as of March 31, 2020	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$61,585	5.62%	September 1, 2020
29th Place	Acquired	3,816	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,532	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,183	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	67,025	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,611	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	Acquired	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	33,342	Various	Various through 2029
Chelsea	Acquired	5,508	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,796	3.75%	July 1, 2042
Subtotal		554,653
Net unamortized premium and debt issuance costs		(1,840)
Total mortgages payable, net		552,813
Notes payable
Revolving credit facility (4)	1,000,000	990,000	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,812	11.31%	Various through 2028
Subtotal		993,812
Net unamortized debt issuance costs		(60)
Total notes payable, net		993,752

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,819,200
Net unamortized discount and debt issuance costs		(11,352)
Total senior notes and debentures, net		2,807,848

Total debt, net		$4,354,413
_____________________

1)	On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.

2)	The interest rates on these mortgages range from 3.91% to 5.00%.

3)
This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.

4)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2020 was $990.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.7%.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility and senior notes. Additionally, as of March 31, 2020, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2020:

	Unsecured		Secured	Total
	(In thousands)
2020	$582		$64,963	$65,545
2021	250,680		31,756	282,436
2022	250,756		119,706	370,462
2023	275,775		3,549	279,324
2024	1,290,665	(1)	3,688	1,294,353
Thereafter	1,744,554		330,991	2,075,545
	$3,813,012		$554,653	$4,367,665	(2)
__________________

1)
Our $1.0 billion revolving credit facility matures on January 19, 2024 plus two six-month extensions at our option. As of March 31, 2020, there was $990.0 million outstanding under this credit facility.

2)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of March 31, 2020.

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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive loss which is included in accumulated other comprehensive loss on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of March 31, 2020, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2020.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$56,441	$61,803
Net income attributable to noncontrolling interests	(1,678)	(1,659)
Depreciation and amortization of real estate assets	56,046	53,489
Amortization of initial direct costs of leases	4,900	4,750
Funds from operations	115,709	118,383
Dividends on preferred shares	(1,875)	(1,875)
Income attributable to operating partnership units	790	729
Income attributable to unvested shares	(356)	(344)
Funds from operations available for common shareholders	$114,268	$116,893
Weighted average number of common shares, diluted (1)	76,208	75,010

Funds from operations available for common shareholders, per diluted share	$1.50	$1.56
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2020, we had $3.4 billion of fixed-rate debt outstanding. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $243.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $279.0 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2020, we had $990.0 million of variable rate debt outstanding on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $9.9 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $9.9 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2019.
ITEM 1A.    RISK FACTORS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. . “Item 1A. Risk Factors” of our Annual Report to our Form 10-K for the year ended December 31, 2019 filed with the SEC on February 10, 2020 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. Except for the risk factor discussed below, we do not believe that there have been any material changes to the risk factors disclosed in our 2019 Annual Report.

Natural disasters, climate change and public health crises, including the COVID-19 pandemic, could have an adverse impact on our cash flow and operating results.
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
In addition, our business is subject to risks related to the effects of public health crises, epidemics and pandemics, including the COVID-19 pandemic. Such events could inhibit global, national and local economic activity; adversely affect trading activity in securities markets, which could negatively impact the trading prices of our common shares and debt securities and our ability to access the securities markets as a source of liquidity; adversely affect our tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments; reduce our cash flow, which could impact our ability to pay dividends or to service our debt; temporarily or permanently reduce the demand for retail or office space; interfere with our business operations by requiring our personnel to work remotely; increase the frequency of cyber-attacks; disrupt supply chains that could be important in our development and redevelopment activities; interfere with potential purchases and sales of properties; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the duration of stay-at-home and other government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the pandemics' short and long term economic effects, each of which could have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2020, we redeemed 28,289 downREIT operating partnership units for cash.
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

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, November 2, 2016, February 5, 2019, and April 2, 2020

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 6, 2020	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

May 6, 2020	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)