Form 10-Q
period 2020-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2020-08-05
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on July 31, 2020 was 75,638,759.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2020

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,754,540 and $1,676,866 of consolidated variable interest entities, respectively)	$7,790,025	$7,535,983
Construction-in-progress (including $93,067 and $102,583 of consolidated variable interest entities, respectively)	754,787	760,420
Assets held for sale	1,085	1,729
	8,545,897	8,298,132
Less accumulated depreciation and amortization (including $317,925 and $296,165 of consolidated variable interest entities, respectively)	(2,308,403)	(2,215,413)
Net real estate	6,237,494	6,082,719
Cash and cash equivalents	980,039	127,432
Accounts and notes receivable, net	167,641	152,572
Mortgage notes receivable, net	30,332	30,429
Investment in partnerships	22,879	28,604
Operating lease right of use assets	93,494	93,774
Finance lease right of use assets	51,758	52,402
Prepaid expenses and other assets	206,293	227,060
TOTAL ASSETS	$7,789,930	$6,794,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $475,757 and $469,184 of consolidated variable interest entities, respectively)	$551,034	$545,679
Notes payable, net	402,477	3,781
Senior notes and debentures, net	3,508,461	2,807,134
Accounts payable and accrued expenses	244,482	255,503
Dividends payable	81,915	81,676
Security deposits payable	18,922	21,701
Operating lease liabilities	73,527	73,628
Finance lease liabilities	72,056	72,062
Other liabilities and deferred credits	146,372	157,938
Total liabilities	5,099,246	4,019,102
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	159,583	139,758
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 75,633,140 and 75,540,804 shares issued and outstanding, respectively	760	759
Additional paid-in capital	3,170,480	3,166,522
Accumulated dividends in excess of net income	(889,195)	(791,124)
Accumulated other comprehensive loss	(7,758)	(813)
Total shareholders’ equity of the Trust	2,434,284	2,535,341
Noncontrolling interests	96,817	100,791
Total shareholders’ equity	2,531,101	2,636,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,789,930	$6,794,992
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
REVENUE
Rental income	$175,479	$229,731	$406,277	$461,223
Mortgage interest income	748	734	1,507	1,469
Total revenue	176,227	230,465	407,784	462,692
EXPENSES
Rental expenses	36,417	41,438	80,729	85,698
Real estate taxes	30,599	25,166	59,663	52,853
General and administrative	9,814	11,422	20,065	20,987
Depreciation and amortization	62,784	59,057	124,972	118,679
Total operating expenses	139,614	137,083	285,429	278,217

Gain on sale of real estate, net of tax	11,682	16,197	11,682	16,197

OPERATING INCOME	48,295	109,579	134,037	200,672

OTHER INCOME/(EXPENSE)
Other interest income	509	189	817	366
Interest expense	(34,073)	(27,482)	(62,518)	(55,515)
(Loss) income from partnerships	(3,872)	381	(5,036)	(1,053)
NET INCOME	10,859	82,667	67,300	144,470
Net income attributable to noncontrolling interests	(352)	(1,765)	(2,030)	(3,424)
NET INCOME ATTRIBUTABLE TO THE TRUST	10,507	80,902	65,270	141,046
Dividends on preferred shares	(2,011)	(2,011)	(4,021)	(4,021)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$8,496	$78,891	$61,249	$137,025

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	0.11	1.05	0.81	1.83
Weighted average number of common shares	75,394	74,713	75,377	74,458

COMPREHENSIVE INCOME	$10,366	$82,268	$60,355	$143,862

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$10,014	$80,503	$58,325	$140,438

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard - See Note 2	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $1,157 attributable to redeemable noncontrolling interests	—	—	—	—	—	65,270	—	873	66,143
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,945)	—	(6,945)
Dividends declared to common shareholders ($2.10 per share)	—	—	—	—	—	(158,810)	—	—	(158,810)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,677)	(1,677)
Common shares issued, net	—	—	29	—	2	—	—	—	2
Shares issued under dividend reinvestment plan	—	—	10,605	—	955	—	—	—	955
Share-based compensation expense, net of forfeitures	—	—	114,092	1	7,028	—	—	—	7,029
Shares withheld for employee taxes	—	—	(32,390)	—	(3,997)	—	—	—	(3,997)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101

BALANCE AT MARCH 31, 2020	405,896	$159,997	75,622,504	$760	$3,166,899	$(818,284)	$(7,265)	$97,501	$2,599,608
Net income, excluding $142 attributable to redeemable noncontrolling interests	—	—	—	—	—	10,507	—	210	10,717
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(493)	—	(493)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,407)	—	—	(79,407)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(894)	(894)
Common shares issued, net	—	—	16	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	—	—	6,771	—	509	—	—	—	509
Share-based compensation expense, net of forfeitures	—	—	4,026	—	3,087	—	—	—	3,087
Shares withheld for employee taxes	—	—	(177)	—	(15)	—	—	—	(15)
Redemption of OP units	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2019
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $1,783 attributable to redeemable noncontrolling interests	—	—	—	—	—	141,046	—	1,641	142,687
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(608)	—	(608)
Dividends declared to common shareholders ($2.04 per share)	—	—	—	—	—	(152,555)	—	—	(152,555)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(7,664)	(7,664)
Common shares issued, net	—	—	511,954	5	68,299	—	—	—	68,304
Shares issued under dividend reinvestment plan	—	—	8,121	—	1,054	—	—	—	1,054
Share-based compensation expense, net of forfeitures	—	—	102,137	1	6,991	—	—	—	6,992
Shares withheld for employee taxes	—	—	(32,900)	—	(4,442)	—	—	—	(4,442)
Conversion and redemption of OP units	—	—	111,252	1	11,935	—	—	(11,936)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	667	—	—	—	667
BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646

BALANCE AT MARCH 31, 2019	405,896	$159,997	74,836,984	$752	$3,071,981	$(843,947)	$(625)	$113,405	$2,501,563
Net income, excluding $907 attributable to redeemable noncontrolling interests	—	—	—	—	—	80,902	—	858	81,760
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(399)	—	(399)
Dividends declared to common shareholders ($1.02 per share)	—	—	—	—	—	(76,449)	—	—	(76,449)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests	—	—	—	—	—	—		(6,398)	(6,398)
Common shares issued, net	—	—	65,822	—	8,951	—	—	—	8,951
Shares issued under dividend reinvestment plan	—	—	3,848	—	526	—	—	—	526
Share-based compensation expense, net of forfeitures	—	—	1,551	—	3,131	—	—	—	3,131
Shares withheld for employee taxes	—	—	(214)	—	(28)	—	—	—	(28)
Conversion and redemption of OP units	—	—	42,206	—	4,385	—	—	(4,385)	—
BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	$752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES
Net income	$67,300	$144,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,972	118,679
Gain on sale of real estate, net of tax	(11,682)	(16,197)
Loss from partnerships	5,036	1,053
Other, net	5,240	2,138
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(17,128)	(5,325)
Decrease in prepaid expenses and other assets	15,887	7,800
Increase (decrease) in accounts payable and accrued expenses	5,756	(1,493)
Decrease in security deposits and other liabilities	(13,999)	(8,838)
Net cash provided by operating activities	181,382	242,287
INVESTING ACTIVITIES
Acquisition of real estate	(9,409)	(25,176)
Capital expenditures - development and redevelopment	(213,181)	(133,570)
Capital expenditures - other	(30,388)	(36,669)
Costs associated with property sold under threat of condemnation, net	(12,924)	—
Proceeds from sale of real estate	17,015	93,025
Investment in partnerships	(917)	(907)
Distribution from partnerships in excess of earnings	849	1,301
Leasing costs	(7,923)	(11,473)
(Issuance) repayment of mortgage and other notes receivable, net	(320)	101
Net cash used in investing activities	(257,198)	(113,368)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	(638)	—
Issuance of senior notes, net of costs	700,085	297,076
Issuance of notes payable, net of costs	398,732	—
Repayment of mortgages, finance leases and notes payable	(3,264)	(298,100)
Issuance of common shares, net of costs	97	68,461
Dividends paid to common and preferred shareholders	(161,874)	(154,965)
Shares withheld for employee taxes	(3,997)	(4,442)
Contributions from noncontrolling interests	—	161
Distributions to and redemptions of noncontrolling interests	(5,702)	(5,173)
Net cash provided by (used in) financing activities	923,439	(96,982)
Increase in cash, cash equivalents and restricted cash	847,623	31,937
Cash, cash equivalents, and restricted cash at beginning of year	153,614	108,332
Cash, cash equivalents, and restricted cash at end of period	$1,001,237	$140,269

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year.
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
Revenue Recognition and Accounts Receivable
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. Lease payments are recognized on a straight-line basis from the point in time when the tenant controls the space through the term of the related lease. Variable lease payments relating to percentage rent are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees are generally recognized on the termination date if the tenant has relinquished control of the space. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement. Lease concessions (unrelated to the COVID-19 pandemic) are evaluated to determine whether the concession represents a modification of the original lease contract. Modifications generally result in a reassessment of the lease term and lease classification, and remeasurement of lease payments received. Remeasured lease payments are recognized on a straight-line basis over the remaining term of the modified lease contract.
In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of June 30, 2020, we have entered into rent deferral agreements related to the COVID-19 pandemic representing approximately $16 million of rent otherwise owed during the months of April through June 2020, and are currently in negotiations with other tenants.
When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income.
The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it had impacted their ability to pay rent. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the three months ended June 30, 2020, we recognized collectibility related adjustments of $55.2 million. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements, as well as the write-off of $9.4 million of straight-line rent receivables primarily related to tenants changed to a cash basis of revenue recognition in the quarter ended June 30, 2020. As of June 30, 2020, the revenue from approximately 32% of our tenants (based on total commercial leases) is being recognized on a cash basis. As of June 30, 2020 and December 31, 2019, our straight-line rent receivables balance was $100.7 million and $100.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.

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

Upon adoption of this standard, we recorded expected losses of $0.5 million in opening accumulated dividends in excess of net income. During the six months ended June 30, 2020, we recorded additional expected losses of $0.4 million, which are included in rental expenses.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$73,942	$64,755
Interest capitalized	(11,424)	(9,240)
Interest expense	$62,518	$55,515
Cash paid for interest, net of amounts capitalized	$52,715	$53,588
Cash paid for income taxes	$428	$419
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$18,920	$—
Mortgage loans assumed with acquisition	$8,903	$—
DownREIT operating partnership units redeemed for common shares	$—	$11,935
Shares issued under dividend reinvestment plan	$860	$897

	June 30,	December 31,
	2020	2019
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$980,039	$127,432
Restricted cash (1)	21,198	26,182
Total cash, cash equivalents, and restricted cash	$1,001,237	$153,614

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

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
On April 21, 2020, we sold a building in Pasadena, California for $16.1 million, which resulted in a gain of $11.7 million.

NOTE 4—DEBT
In connection with the two buildings we acquired in Hoboken, New Jersey on February 12, 2020, we assumed two mortgage loans with a net face amount of $8.9 million and a fair value of $9.0 million. The mortgage loans bear interest at 4.00% and mature on July 27, 2027.
In March 2020, in order to strengthen our financial position and balance sheet, to maximize our liquidity, and to provide maximum financial flexibility to continue our business initiatives as the effects of COVID-19 continue to evolve, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion revolving credit facility. This amount was subsequently repaid when we entered into a $400.0 million unsecured term loan on May 6, 2020 and issued $700.0 million of fixed rate unsecured senior notes on May 11, 2020.

The unsecured term loan matures on May 6, 2021, plus one twelve month extension at our option, and bears interest at LIBOR plus 135 basis points based on our current credit rating. Our net proceeds from this transaction after underwriting fees and other costs were $398.7 million.
The $700.0 million of unsecured senior notes issued in May 2020 comprise a $300.0 million reopening of our 3.95% senior notes maturing on January 15, 2024 and a $400.0 million issuance of 3.50% senior notes maturing on June 1, 2030. The 3.95% senior notes were offered at 103.257% of the principal amount with a yield to maturity of 2.944%, and have the same terms and are of the same series as the $300.0 million senior notes issued on December 9, 2013. The 3.50% senior notes were offered at 98.911% of the principal amount with a yield to maturity of 3.630%. Our net proceeds from these transactions after the net issuance premium, underwriting fees, and other costs were $700.1 million.
During the three and six months ended June 30, 2020, the maximum amount of borrowings outstanding under our revolving credit facility was $990.0 million, and the weighted average interest rate, before amortization of debt fees, was 1.4% and 1.5% for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2020, the weighted average borrowings outstanding were $413.2 million and $278.5 million, respectively, with no outstanding balance at June 30, 2020. Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2020, we were in compliance with all default related debt covenants.

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

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$953,511	$947,030	$549,460	$562,049
Senior notes and debentures	$3,508,461	$3,754,061	$2,807,134	$3,001,216

As of June 30, 2020, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2020 was a liability of $6.1 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three and six months ended June 30, 2020, the value of our interest rate swaps decreased $0.5 million and $6.2 million, respectively (including $0.2 million reclassified from other comprehensive loss to interest expense for both periods). A summary of our financial (liabilities) assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(6,059)	$—	$(6,059)	$—	$130	$—	$130

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2020, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was an increase of less than $0.1 million and a decrease of $0.8 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 744,617 downREIT operating partnership units are outstanding which have a total fair value of approximately $63.4 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2020.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2020		2019
	Declared	Paid	Declared	Paid
Common shares	$2.100	$2.100	$2.040	$2.040
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of June 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Grants of common shares and options	$3,087	$3,131	$7,029	$6,992
Capitalized share-based compensation	(310)	(201)	(642)	(472)
Share-based compensation expense	$2,777	$2,930	$6,387	$6,520

NOTE 9—OPERATING & FINANCE LEASES
The following table provides additional information on our operating and finance leases where we are the lessee:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321	$321	$642	$642
Interest on lease liabilities	1,457	1,455	2,913	2,911
Operating lease cost	1,552	1,493	3,111	2,997
Variable lease cost	70	129	157	220
Total lease cost	$3,400	$3,398	$6,823	$6,770

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,439	$1,433	$2,872	$2,893
Operating cash flows for operating leases	$1,261	$1,268	$2,811	$2,779
Financing cash flows for finance leases	$11	$16	$22	$41

			June 30,
			2020	2019
Weighted-average remaining lease term - finance leases			17.7 years	18.6 years
Weighted-average remaining lease term - operating leases			53.2 years	53.7 years
Weighted-average discount rate - finance leases			8.0%	8.0%
Weighted-average discount rate - operating leases			4.4%	4.5%

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2020 and 2019, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and six months ended June 30, 2020 and 2019. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
NUMERATOR
Net income	$10,859	$82,667	$67,300	144,470
Less: Preferred share dividends	(2,011)	(2,011)	(4,021)	(4,021)
Less: Income from operations attributable to noncontrolling interests	(352)	(1,765)	(2,030)	(3,424)
Less: Earnings allocated to unvested shares	(249)	(226)	(495)	(439)
Net income available for common shareholders, basic and diluted	$8,247	$78,665	$60,754	$136,586
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	75,394	74,713	75,377	74,458

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.11	$1.05	$0.81	$1.83

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
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Federal Realty Investment Trust (“we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
risks of financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense;

•
risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT;

•
risks related to natural disasters, climate change and public health crises (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address them, may precipitate or materially exacerbate one or more of the above-mentioned risks, and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.0 million square feet. In total, the real estate projects were 93.0% leased and 90.8% occupied at June 30, 2020.
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. Our Board of Trustees, as part of its risk oversight function, is regularly coordinating with management to assess the effects of the pandemic on our business and to determine appropriate courses of action to maintain the health and safety of our personnel, to strengthen our financial position and to adapt our business as appropriate. In response to the pandemic, we have taken a number of specific actions so far:

•
On March 16, 2020, we transitioned our work force to work remotely, canceled all non-essential business travel and have canceled company events, or are holding them remotely. As of June 30, 2020, we have re-opened most of our offices with limited capacity following federal, state and local guidelines for phased re-openings.

•
During May 2020, we entered into multiple financing transactions to both strengthen our financial position and maximize our liquidity. On May 6, 2020, we entered into a $400.0 million term loan that bears interest at LIBOR plus 135 basis points and matures on May 6, 2021, plus one twelve month extension option at our option. On May 11, 2020, we issued $400.0 million of 3.50% senior notes maturing on June 1, 2030 with a yield to maturity of 3.630% and reopened our 3.95% senior notes maturing on January 15, 2024 for an additional $300.0 million with a yield to maturity of 2.944%. We also repaid the $990.0 million outstanding balance on our revolving credit facility and amended how certain covenants are calculated to provide us more operating flexibility. As of June 30, 2020, there is no outstanding balance on our $1.0 billion revolving credit facility and we have cash and cash equivalents of $980.0 million.

•
Construction activity has resumed at all of our projects, including Assembly Row and Santana West, where activities were paused as a result of government restrictions. Overall, we are experiencing a slower pace of construction as well as elevated costs as we observe COVID-19 safety protocols at all sites.

•
Launched The Pick-Up, a curbside, contactless exchange which creates a singular, reliable, centralized service that retailers and restaurants of all sizes can take advantage of, particularly well-suited for small businesses.

The extent of the effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. See Item 1A. Risk Factors. However, we believe the actions we are taking will help minimize interruptions to our operations and will put us in the best position to participate in the resulting economic recovery. Management and our Board of Trustees will continue to actively monitor the effects of the pandemic, including governmental directives in the jurisdictions in which we operate and the recommendations of public health authorities, and will, as needed, take further measures to adapt our business in the best interests of our shareholders and personnel.

Business Continuity
We were able to transition all but a limited number of essential employees to remote work and do not anticipate any adverse impact on our ability to continue to operate our business. Transitioning to a largely remote workforce has not had any material adverse impact on our financial reporting systems, our internal controls or disclosure controls and procedures. As government mandated closures and restrictions are gradually lifted through phased re-openings, we are following local, state and federal governments guidelines and limiting the number of employees coming into our offices as well as implementing health and safety guidelines. In addition, we are following the proper guidelines to ensure that property employees are visiting properties only as necessary to ensure that the properties with businesses that are open and operating are able to conduct business and serve their communities. At this time, we have not laid off, furloughed, or terminated any employee in response to COVID-19, nor have we modified the compensation of any employee. The Compensation Committee of our Board of Trustees may reevaluate the performance goals and other aspects of the compensation arrangements of our executive officers later in 2020 as more information about the effects of COVID-19 become known.
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
On April 21, 2020, we sold a building in Pasadena, California for $16.1 million, which resulted in a gain of $11.7 million.
2020 Debt and Equity Transactions
In connection with the two buildings we acquired in Hoboken, New Jersey on February 12, 2020, we assumed two mortgage loans with a net face amount of $8.9 million and a fair value of $9.0 million. The mortgage loans bear interest at 4.00% and mature on July 27, 2027.
In March 2020, in order to strengthen our financial position and balance sheet, to maximize our liquidity, and to provide maximum financial flexibility to continue our business initiatives as the effects of COVID-19 continue to evolve, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion revolving credit facility. This amount was subsequently repaid when we entered into a $400.0 million unsecured term loan on May 6, 2020 and issued $700.0 million of fixed rate unsecured senior notes on May 11, 2020.
The unsecured term loan matures on May 6, 2021, plus one twelve month extension at our option, and bears interest at LIBOR plus 135 basis points based on our current credit rating. Our net proceeds from this transaction after underwriting fees and other costs were $398.7 million.
The $700.0 million of unsecured senior notes issued in May 2020 comprise a $300.0 million reopening of our 3.95% senior notes maturing on January 15, 2024 and a $400.0 million issuance of 3.50% senior notes maturing on June 1, 2030. The 3.95% senior notes were offered at 103.257% of the principal amount with a yield to maturity of 2.944%, and have the same terms and are of the same series as the $300.0 million senior notes issued on December 9, 2013. The 3.50% senior notes were offered at 98.911% of the principal amount with a yield to maturity of 3.630%. Our net proceeds from these transactions after the net issuance premium, underwriting fees, and other costs were $700.1 million.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of June 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $202 million and $5 million, respectively, for the six months ended June 30, 2020, and $142 million and $4 million, respectively, for the six months ended June 30, 2019. We capitalized external and internal costs related to other property improvements of $27 million and $2 million, respectively, for the six months ended June 30, 2020, and $29 million and $2 million for the six months ended June 30, 2019. We capitalized external and internal costs related to leasing activities of $5 million and $1 million, respectively, for the six months ended June 30, 2020, and $10 million and $1 million, respectively, for the six months ended June 30, 2019. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $1 million, and $1 million, respectively, for the six months ended June 30, 2020 and $4 million, $1 million, and $1 million, respectively for the six months ended June 30, 2019. Total capitalized costs were $242 million and $188 million for the six months ended June 30, 2020 and 2019, respectively.
Recently Adopted Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our comparable property portfolio,

•	growth in our portfolio from property developments and redevelopments, and

•	expansion of our portfolio through property acquisitions.

While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 13, 2020, for discussion of our our long-term strategies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As of July 31, 2020, approximately 11% of our tenants (based on occupied square footage) were closed as a result of governmental orders compared to 51% at March 31, 2020. These economic hardships have adversely impacted our business, and had a negative effect on our financial results during the quarter ended June 30, 2020.  With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, however, many tenants did not pay rents and other charges during the second quarter of 2020 and in July 2020. As of June 30, 2020, we have entered into agreements with approximately 20% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely through 2021, although some extend beyond, and negotiations with other tenants are still ongoing. Our percentage of contractual rent actually collected has increased each month since April, including some tenants paying past due amounts. While this is a positive trend driven by government mandated restrictions gradually being lifted, we are expecting that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels, which will continue to adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to participate in the resulting economic recovery.

We continue to have several development projects in process, albeit at a slower pace due to COVID-19 related restrictions, being delivered as follows:

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

•
At Pike & Rose, we are continuing construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and will include over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million and will begin to open later in 2020.

•	Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $318 million that we expect to stabilize over the next several years.

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
At June 30, 2020, the leasable square feet in our properties was 93.0% leased and 90.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2020, we signed leases for a total of 315,000 square feet of retail space including 278,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis. New leases for comparable spaces were signed for 123,000 square feet at an average rental increase of 32% on a cash basis. Renewals for comparable spaces were signed for 155,000 square feet at no average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $30.94 per square foot, of which, $69.12 per square foot was for new leases and $0.69 per square foot was for renewals for the three months ended June 30, 2020.
For the six months ended June 30, 2020, we signed leases for a total of 806,000 square feet of retail space including 744,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 274,000 square feet at an average rental increase of 16% on a cash basis. Renewals for comparable spaces were signed for 470,000 square feet at an average rental increase of 2% on a cash basis. Tenant improvements and incentives for comparable spaces were $31.21 per square foot, of which, $79.88 per square foot was for new leases and $2.86 per square foot was for renewals for the six months ended June 30, 2020.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2020, all or a portion of 98 and 97 properties, respectively, were considered comparable properties and eight properties were considered non-comparable properties. For the three months ended June 30, 2020, one property was moved from acquisitions to comparable properties and one portion of a property was removed from comparable properties, as it was sold, compared to the designations for the three months ended March 31, 2020, which were 97 properties or portion of properties considered comparable and eight considered non-comparable. For the six months ended June 30, 2020, two properties and two portions of properties were moved from non-comparable properties to comparable properties, one property was moved from comparable properties to non-comparable properties, one property was moved from acquisitions to non-comparable properties, and one portion of a property was removed from comparable properties, as it was sold, compared to the designations for the year ended December 31, 2019. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2020 AND 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$175,479	$229,731	$(54,252)	(23.6)%
Mortgage interest income	748	734	14	1.9%
Total property revenue	176,227	230,465	(54,238)	(23.5)%
Rental expenses	36,417	41,438	(5,021)	(12.1)%
Real estate taxes	30,599	25,166	5,433	21.6%
Total property expenses	67,016	66,604	412	0.6%
Property operating income (1)	109,211	163,861	(54,650)	(33.4)%
General and administrative expense	(9,814)	(11,422)	1,608	(14.1)%
Depreciation and amortization	(62,784)	(59,057)	(3,727)	6.3%
Gain on sale of real estate, net	11,682	16,197	(4,515)	(27.9)%
Operating income	48,295	109,579	(61,284)	(55.9)%
Other interest income	509	189	320	169.3%
Interest expense	(34,073)	(27,482)	(6,591)	24.0%
(Loss) income from partnerships	(3,872)	381	(4,253)	(1,116.3)%
Total other, net	(37,436)	(26,912)	(10,524)	39.1%
Net income	10,859	82,667	(71,808)	(86.9)%
Net income attributable to noncontrolling interests	(352)	(1,765)	1,413	(80.1)%
Net income attributable to the Trust	$10,507	$80,902	$(70,395)	(87.0)%

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

Property Revenues
Total property revenue decreased $54.2 million, or 23.5%, to $176.2 million in the three months ended June 30, 2020 compared to $230.5 million in the three months ended June 30, 2019. The percentage occupied at our shopping centers was 90.8% at June 30, 2020 compared to 93.3% at June 30, 2019. The most significant driver of the decrease in property revenues is the impact of COVID-19, as many of our tenants were forced to temporarily or in some cases permanently close their businesses resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income decreased $54.3 million, or 23.6%, to $175.5 million in the three months ended June 30, 2020 compared to $229.7 million in the three months ended June 30, 2019 due primarily to the following:

•
higher collectibility related adjustments across all properties of $54.2 million primarily the result of COVID-19 impacts. This includes the write-off of $9.4 million of straight-line rent receivables primarily related to tenants who were changed to a cash basis of revenue recognition during the quarter ended June 30, 2020,

•
a decrease of $5.0 million from comparable properties primarily related to lower average occupancy of approximately $3.7 million, $2.2 million of lower parking income and percentage rent primarily due to the impacts from COVID-19 related closures, and $1.0 million of lower legal and lease termination fees, partially offset by higher rental rates of approximately $3.0 million, and

•	a decrease of $3.3 million from property sales,
partially offset by,

•	an increase of $5.2 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in January 2020, and

•
an increase of $2.9 million from non-comparable properties primarily driven by the opening of our new office building at Santana Row in early 2020, partially offset by $1.0 million related to lower parking income primarily due to the impacts from COVID-19 related closures.

Property Expenses
Total property expenses increased $0.4 million, or 0.6%, to $67.0 million in the three months ended June 30, 2020 compared to $66.6 million in the three months ended June 30, 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $5.0 million, or 12.1%, to $36.4 million in the three months ended June 30, 2020 compared to $41.4 million in the three months ended June 30, 2019. This decrease is primarily due to the following:

•	a decrease of $5.2 million from comparable properties due primarily to lower repairs and maintenance costs and utilities primarily driven by the impact of COVID-19, and

•	a decrease of $0.3 million from property sales,
partially offset by,

•	an increase of $0.7 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.8% in the three months ended June 30, 2020 from 18.0% in the three months ended June 30, 2019.
Real Estate Taxes
Real estate tax expense increased $5.4 million, or 21.6%, to $30.6 million in the three months ended June 30, 2020 compared to $25.2 million in the three months ended June 30, 2019. This increase is primarily due to the following:

•	an increase of $4.4 million from comparable properties primarily due to 2019 tax refunds from a multi-year appeal and reassessment at three of our properties, and higher current year assessments,

•	an increase of $0.8 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and

•	an increase of $0.5 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, partially offset by,

•	a decrease of $0.3 million from property sales.
Property Operating Income
Property operating income decreased $54.7 million, or 33.4%, to $109.2 million in the three months ended June 30, 2020 compared to $163.9 million in the three months ended June 30, 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income, partially offset by property acquisitions and the opening of our new office building at Santana Row in early 2020.
Other Operating
General and Administrative
General and administrative expense decreased $1.6 million, or 14.1%, to $9.8 million in the three months ended June 30, 2020 from $11.4 million in the three months ended June 30, 2019. This decrease is due primarily to COVID-19 impacts including office closures and cancellations of all non-essential business travel and company events, as well as lower personnel related costs.

Depreciation and Amortization
Depreciation and amortization expense increased $3.7 million, or 6.3%, to $62.8 million in the three months ended June 30, 2020 from $59.1 million in the three months ended June 30, 2019. This increase is due primarily to 2019 acquisitions and the opening of our new office building at Santana Row in early 2020, partially offset by property sales.
Gain on Sale of Real Estate, Net
The $11.7 million gain on sale of real estate, net for the three months ended June 30, 2020 is due primarily to the sale of a building in Pasadena, California.
The $16.2 million gain on sale of real estate, net for the three months ended June 30, 2019 is due primarily to the sale of Free
State Shopping Center and a land parcel at Northeast Shopping Center.
Operating Income
Operating income decreased $61.3 million, or 55.9%, to $48.3 million in the three months ended June 30, 2020 compared to $109.6 million in the three months ended June 30, 2019. This decrease is primarily due to the impacts of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income, as well as a lower net gain on the sale of real estate compared to prior year, partially offset by lower rental expenses and general and administrative expenses due to the impact COVID-19, the opening of our new office building at Santana Row in early 2020, and property acquisitions.
Other
Interest Expense
Interest expense increased $6.6 million, or 24.0%, to $34.1 million in the three months ended June 30, 2020 compared to $27.5 million in the three months ended June 30, 2019. This increase is due primarily to the following:

•	an increase of $5.7 million from higher borrowings in response to the COVID-19 pandemic (see further discussion in "Impacts of the COVID-19 Pandemic" earlier in Item 2 of this document), and

•
an increase of $3.3 million due to higher weighted average borrowings primarily from the $400 million issuance of our 3.20% notes in 2019, and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by the repayment of our $275.0 million term loan in June 2019, partially offset by,

•	a decrease of $1.4 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.0 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose.
Gross interest costs were $39.8 million and $32.2 million in the three months ended June 30, 2020 and 2019, respectively. Capitalized interest was $5.7 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively.
(Loss) income from partnerships
Loss from partnerships increased $4.3 million to $3.9 million in the three months ended June 30, 2020 compared to income of $0.4 million in the three months ended June 30, 2019. This decrease is primarily due to our share of losses from our hotel investments at Assembly Row and Pike & Rose, largely the result of COVID-19 closures and restrictions.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2020 AND 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$406,277	$461,223	$(54,946)	(11.9)%
Mortgage interest income	1,507	1,469	38	2.6%
Total property revenue	407,784	462,692	(54,908)	(11.9)%
Rental expenses	80,729	85,698	(4,969)	(5.8)%
Real estate taxes	59,663	52,853	6,810	12.9%
Total property expenses	140,392	138,551	1,841	1.3%
Property operating income (1)	267,392	324,141	(56,749)	(17.5)%
General and administrative expense	(20,065)	(20,987)	922	(4.4)%
Depreciation and amortization	(124,972)	(118,679)	(6,293)	5.3%
Gain on sale of real estate, net	11,682	16,197	(4,515)	(27.9)%
Operating income	134,037	200,672	(66,635)	(33.2)%
Other interest income	817	366	451	123.2%
Interest expense	(62,518)	(55,515)	(7,003)	12.6%
Loss from partnerships	(5,036)	(1,053)	(3,983)	378.3%
Total other, net	(66,737)	(56,202)	(10,535)	18.7%
Net income	67,300	144,470	(77,170)	(53.4)%
Net income attributable to noncontrolling interests	(2,030)	(3,424)	1,394	(40.7)%
Net income attributable to the Trust	$65,270	$141,046	$(75,776)	(53.7)%

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

Property Revenues
Total property revenue decreased $54.9 million, or 11.9%, to $407.8 million in the six months ended June 30, 2020 compared to $462.7 million in the six months ended June 30, 2019. The percentage occupied at our shopping centers was 90.8% at June 30, 2020 compared to 93.3% at June 30, 2019. The most significant driver of the decrease in property revenue is the impact of COVID-19, as some of our tenants were forced to temporarily or in some cases permanently close their businesses resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income decreased $54.9 million, or 11.9%, to $406.3 million in the six months ended June 30, 2020 compared to $461.2 million in the six months ended June 30, 2019 due primarily to the following:

•
higher collectibility related adjustments across all properties of $56.4 million primarily the result of COVID-19 impacts. This includes the write-off of $9.4 million of straight-line rent receivables primarily related to tenants who were changed to a cash basis of revenue recognition during the quarter ended June 30, 2020,

•
a decrease of $7.9 million from comparable properties due primarily to lower average occupancy of approximately $6.4 million, lower lease termination fees and legal fees of $3.8 million, lower parking income and percentage rent of $2.4 million primarily due to the impacts from COVID-19 related closures, and lower recoveries of $1.8 million primarily the result of lower snow removal expense, partially offset by higher rental rates of approximately $8.1 million, and

•	a decrease of $6.9 million from property sales,
partially offset by,

•	an increase of $10.5 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in January 2020, and

•	an increase of $5.8 million from non comparable properties driven by the opening of our new office building at Santana Row in early 2020,
Property Expenses
Total property expenses increased $1.8 million, or 1.3%, to $140.4 million in the six months ended June 30, 2020 compared to $138.6 million in the six months ended June 30, 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $5.0 million, or 5.8%, to $80.7 million in the six months ended June 30, 2020 compared to $85.7 million in the six months ended June 30, 2019 due primarily to the following:

•	a decrease of $6.5 million from comparable properties due to lower snow removal expense, and lower repairs and maintenance and utilities primarily driven by the impact of COVID-19.

•	a decrease of $0.8 million from our property sales,
partially offset by,

•	a increase of $1.5 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in January 2020, and

•	an increase of $0.4 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 19.9% in the six months ended June 30, 2020 from 18.6% in the six months ended June 30, 2019.
Real Estate Taxes
Real estate tax expense increased $6.8 million, or 12.9%, to $59.7 million in the six months ended June 30, 2020 compared to $52.9 million in the six months ended June 30, 2019. This increase is primarily due to the following:

•	an increase of $4.8 million from comparable properties primarily due to a 2019 tax refunds from a multi-year appeal and reassessment at three of our properties, and higher current year assessments,

•	an increase of $1.7 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and Fairfax Junction in January 2020, and

•	an increase of $0.9 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, partially offset by,

•	a decrease of $0.6 million from our property sales.
Property Operating Income
Property operating income decreased $56.7 million, or 17.5%, to $267.4 million in the six months ended June 30, 2020 compared to $324.1 million in the six months ended June 30, 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income, in addition to property sales, and lower lease termination fee income, partially offset by property acquisitions and the opening of our new office building at Santana Row in early 2020.
Other Operating
General and Administrative
General and administrative expense decreased $0.9 million, or 4.4%, to $20.1 million in the six months ended June 30, 2020 from $21.0 million in the six months ended June 30, 2019. This decrease is due primarily to COVID-19 impacts including office closures and cancellations of all non-essential business travel and company events, and lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.3 million, or 5.3%, to $125.0 million in the six months ended June 30, 2020 from $118.7 million in the six months ended June 30, 2019. This increase is due primarily to property acquisitions and the opening of our new office building at Santana Row in early 2020, partially offset by property sales.

Gain on Sale of Real Estate, Net
The $11.7 million gain on sale of real estate, net for the six months ended June 30, 2020 is due to the sale of a building in Pasadena, California.
The $16.2 million gain on sale of real estate, net for the six months ended June 30, 2019 is due to the sale of Free State Shopping Center, a land parcel at Northeast Shopping Center, and condominium sales.
Operating Income
Operating income decreased $66.6 million, or 33.2%, to $134.0 million in the six months ended June 30, 2020 compared to $200.7 million in the six months ended June 30, 2019. This decrease is primarily due to the impacts of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income, as well as lower net gain on the sale of real estate and the impact of property sales, partially offset by the opening of our new office building at Santana Row in early 2020, property acquisitions, and lower rental expenses, largely due to the impact of COVID-19.
Other
Interest Expense
Interest expense increased $7.0 million, or 12.6%, to $62.5 million in the six months ended June 30, 2020 compared to $55.5 million in the six months ended June 30, 2019. This increase is due primarily to the following:

•	an increase of $6.3 million from higher borrowings in response to the COVID-19 pandemic (see further discussion in "Impacts of the COVID-19 Pandemic" earlier in Item 2 of this document), and

•
an increase of $5.4 million due to higher weighted average borrowings primarily from the $400.0 million issuance of our 3.20% notes in 2019, and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by the repayment of our $275.0 million term loan in June 2019, partially offset by,

•	a decrease of $2.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $2.2 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose.
Gross interest costs were $73.9 million and $64.8 million in the six months ended June 30, 2020 and 2019, respectively. Capitalized interest was $11.4 million and $9.2 million for the six months ended June 30, 2020 and 2019, respectively.
Loss from partnerships
Loss from partnerships increased $4.0 million to $5.0 million in the six months ended June 30, 2020 compared to $1.1 million in the six months ended June 30, 2019. This increase is primarily due to our share of losses from our hotel investments at Assembly Row and Pike & Rose, largely the result of COVID-19 closures and restrictions.

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

We are currently experiencing lower levels of cash from operations due to lower rent collections from tenants impacted by the COVID-19 pandemic (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps during the last several months to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times. In March 2020, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion credit facility. In May 2020, we entered into a $400.0 million unsecured term loan and issued $700.0 million of fixed rate unsecured senior notes for combined net proceeds of $1.1 billion. We subsequently repaid the outstanding balance on our revolving credit facility and amended how certain covenants are calculated to provide us more operating flexibility. As of June 30, 2020, there is no outstanding balance on our $1.0 billion unsecured revolving credit facility and we have cash and cash equivalents of $980.0 million.

For the six months ended June 30, 2020, our weighted average borrowing rate on the revolving credit facility, before amortization of debt fees, was 1.5%. As of June 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Over the next 12 months, we have $330.3 million of debt maturing, excluding our $400.0 million term loan, which may be extended for an additional twelve months at our option. Additionally, our overall capital requirements for the remainder of 2020 will depend upon the nature of government mandated closures and restrictions and the overall economic impact of COVD-19, as well as general timing of our redevelopment and development activities. During the second quarter 2020, we experienced lower levels of capital investment as the result of COVID-19 related closures. However, we were able to restart all construction related activities during the quarter and consequently expect to see higher levels of investment during the remainder of the year, absent further requirements to halt construction activities.
We believe that the cash on our balance sheet together with rents we collect as well as our $1.0 billion revolving credit facility will allow us to continue to operate our business in the near-term. Given our recent ability to access the capital markets, we also expect debt or equity to be available to us. We may also further delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.  We continue to monitor governmental financial assistance programs being made available to address impacts of COVID-19 and may access one or more of these programs to supplement our liquidity if we qualify for them.

While the COVID-19 pandemic has negatively impacted our business during the quarter ended June 30, 2020 and, we expect it will continue to negatively impact our business in the short term, we maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

Summary of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash provided by operating activities	$181,382	$242,287
Cash used in investing activities	(257,198)	(113,368)
Cash provided by (used in) financing activities	923,439	(96,982)
Increase in cash, cash equivalents and restricted cash	847,623	31,937
Cash, cash equivalents and restricted cash, beginning of year	153,614	108,332
Cash, cash equivalents and restricted cash, end of period	$1,001,237	$140,269

Net cash provided by operating activities decreased $60.9 million to $181.4 million during the six months ended June 30, 2020 from $242.3 million during the six months ended June 30, 2019. The decrease was primarily attributable to lower net income before non-cash items and higher accounts receivable balances as we experienced lower rent collection rates in the second quarter 2020 as a result of the COVID-19 pandemic, partially offset by the timing of interest payments on our senior notes and lower prepaid expenses.
Net cash used in investing activities increased $143.8 million to $257.2 million during the six months ended June 30, 2020 from $113.4 million during the six months ended June 30, 2019. The increase was primarily attributable to:

•
a $76.0 million decrease in proceeds from the sale of real estate resulting from the sale of a building in Pasadena, California in April 2020, as compared to the sales of our Free State Shopping Center, a land parcel at our Northeast Shopping Center, and condominiums at our Assembly Row and Pike & Rose properties in 2019,

•	a $73.3 million increase in capital expenditures as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments, and

•	$12.9 million for net costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019, partially offset by

•
a $15.8 million decrease in acquisition of real estate, primarily due to the February 2019 acquisition of Fairfax Junction, partially offset by the acquisition of two buildings in Hoboken, New Jersey in February 2020.

Net cash provided by financing activities increased $1,020.4 million to $923.4 million during the six months ended June 30, 2020 from $97.0 million used in the six months ended June 30, 2019. The increase was primarily attributable to:

•
a $403.0 increase due to net proceeds of $700.1 million from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020 as compared to $297.1 million in net proceeds from the issuance of $300.0 million of 3.20% unsecured senior notes in June 2019,

•	$398.7 million in net proceeds from our unsecured term loan in May 2020, and

•
a $294.8 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the repayment of our $275.0 million unsecured term loan in June 2019 and the $20.3 million repayment of the mortgage loan on Rollingwood Apartments in January 2019, partially offset by

•	a $68.4 million decrease in net proceeds from the issuance of common shares under our ATM program during the six months ended June 30, 2019.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2020:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2020	Stated Interest Rate as of June 30, 2020	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place	Acquired	$60,995	5.62%	September 1, 2020
29th Place	Acquired	3,754	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,436	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,136	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	66,554	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,544	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	Acquired	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	33,130	Various	Various through 2029
Chelsea	Acquired	5,418	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,719	3.75%	July 1, 2042
Subtotal		552,941
Net unamortized premium and debt issuance costs		(1,907)
Total mortgages payable, net		551,034
Notes payable
Term Loan	400,000	400,000	LIBOR + 1.35%	May 6, 2021
Revolving credit facility (4)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,609	11.31%	Various through 2028
Subtotal		403,609
Net unamortized debt issuance costs		(1,132)
Total notes payable, net		402,477

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,519,200
Net unamortized discount and debt issuance costs		(10,739)
Total senior notes and debentures, net		3,508,461

Total debt, net		$4,461,972
_____________________

1)	On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.

2)	The interest rates on these mortgages range from 3.91% to 5.00%.

3)
This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.

4)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2020 was $990.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.5%.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, as of June 30, 2020, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2020:

	Unsecured		Secured	Total
	(In thousands)
2020	$379		$63,251	$63,630
2021	650,680	(1)	31,756	682,436
2022	250,756		119,706	370,462
2023	275,775		3,549	279,324
2024	600,665	(2)	3,688	604,353
Thereafter	2,144,554		330,991	2,475,545
	$3,922,809		$552,941	$4,475,750	(3)
__________________

1)	Our $400.0 million term loan matures on May 6, 2021 plus one twelve month extension, at our option.

2)	Our $1.0 billion revolving credit facility matures on January 19, 2024 plus two six-month extensions at our option. As of June 30, 2020, there was no outstanding balance under this credit facility.

3)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of June 30, 2020.

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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive loss which is included in "accumulated other comprehensive loss" on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of June 30, 2020, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2020.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$10,859	$82,667	$67,300	$144,470
Net income attributable to noncontrolling interests	(352)	(1,765)	(2,030)	(3,424)
Gain on sale of real estate, net	(11,682)	(16,197)	(11,682)	(16,197)
Depreciation and amortization of real estate assets	56,608	53,323	112,654	106,812
Amortization of initial direct costs of leases	4,809	4,537	9,709	9,287
Funds from operations	60,242	122,565	175,951	240,948
Dividends on preferred shares (1)	(2,011)	(1,875)	(4,021)	(3,750)
Income attributable to operating partnership units (2)	—	661	1,572	1,390
Income attributable to unvested shares	(249)	(346)	(541)	(690)
Funds from operations available for common shareholders	$57,982	$121,005	$172,961	$237,898
Weighted average number of common shares, diluted (1)(2)(3)	75,394	75,456	76,126	75,235

Funds from operations available for common shareholders, per diluted share	$0.77	$1.60	$2.27	$3.16
_____________________

(1)
For the three and six months ended June 30, 2019, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."

(2)
For the three months ended June 30, 2020, income attributable to operating partnership units is not added back in the calculation of FFO available to common shareholders, as the related shares are not dilutive and are not included in "weighted average common shares, diluted" for this period.

(3)
For the six months ended June 30, 2020 and the three and six months ended June 30, 2019, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of dilutive EPS for these periods.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2020, we had $4.1 billion of fixed-rate debt outstanding, including $56.5 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $278.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $317.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2020, we had $400.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $4.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $4.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

August 5, 2020	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

August 5, 2020	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)