Form 10-Q
period 2020-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2020-11-05
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 1-07533
FEDERAL REALTY INVESTMENT TRUST
(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland	52-0782497
(State of Organization)	(IRS Employer Identification No.)
909 Rose Avenue, Suite 200, North Bethesda, Maryland 20852
(Address of Principal Executive Offices) (Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)
1626 East Jefferson Street, Rockville
(Former name, former address and former fiscal year, if changed from last report)

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on November 2, 2020 was 75,647,142.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2020

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,709,234 and $1,676,866 of consolidated variable interest entities, respectively)	$7,817,819	$7,535,983
Construction-in-progress (including $81,463 and $102,583 of consolidated variable interest entities, respectively)	769,668	760,420
Assets held for sale	—	1,729
	8,587,487	8,298,132
Less accumulated depreciation and amortization (including $314,866 and $296,165 of consolidated variable interest entities, respectively)	(2,339,664)	(2,215,413)
Net real estate	6,247,823	6,082,719
Cash and cash equivalents	863,279	127,432
Accounts and notes receivable, net	164,882	152,572
Mortgage notes receivable, net	39,905	30,429
Investment in partnerships	22,093	28,604
Operating lease right of use assets	92,837	93,774
Finance lease right of use assets	51,437	52,402
Prepaid expenses and other assets	229,037	227,060
TOTAL ASSETS	$7,711,293	$6,794,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $474,775 and $469,184 of consolidated variable interest entities, respectively)	$549,445	$545,679
Notes payable, net	402,580	3,781
Senior notes and debentures, net	3,508,824	2,807,134
Accounts payable and accrued expenses	276,396	255,503
Dividends payable	82,688	81,676
Security deposits payable	19,693	21,701
Operating lease liabilities	72,921	73,628
Finance lease liabilities	72,052	72,062
Other liabilities and deferred credits	148,889	157,938
Total liabilities	5,133,488	4,019,102
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	159,721	139,758
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 75,641,074 and 75,540,804 shares issued and outstanding, respectively	760	759
Additional paid-in capital	3,174,066	3,166,522
Accumulated dividends in excess of net income	(999,664)	(791,124)
Accumulated other comprehensive loss	(7,300)	(813)
Total shareholders’ equity of the Trust	2,327,859	2,535,341
Noncontrolling interests	90,225	100,791
Total shareholders’ equity	2,418,084	2,636,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,711,293	$6,794,992
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
REVENUE
Rental income	$207,410	$233,212	$613,687	$694,435
Mortgage interest income	787	735	2,294	2,204
Total revenue	208,197	233,947	615,981	696,639
EXPENSES
Rental expenses	41,832	54,484	122,561	140,182
Real estate taxes	30,520	29,030	90,183	81,883
General and administrative	9,308	11,060	29,373	32,047
Depreciation and amortization	65,631	59,648	190,603	178,327
Total operating expenses	147,291	154,222	432,720	432,439

Impairment charge	(57,218)	—	(57,218)	—
Gain on sale of real estate, net of tax	—	14,293	11,682	30,490

OPERATING INCOME	3,688	94,018	137,725	294,690

OTHER INCOME/(EXPENSE)
Other interest income	538	389	1,355	755
Interest expense	(36,228)	(27,052)	(98,746)	(82,567)
Loss from partnerships	(1,621)	(249)	(6,657)	(1,302)
NET (LOSS) INCOME	(33,623)	67,106	33,677	211,576
Net loss (income) attributable to noncontrolling interests	5,334	(1,641)	3,304	(5,065)
NET (LOSS) INCOME ATTRIBUTABLE TO THE TRUST	(28,289)	65,465	36,981	206,511
Dividends on preferred shares	(2,010)	(2,010)	(6,031)	(6,031)
NET (LOSS) INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$(30,299)	$63,455	$30,950	$200,480

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net (loss) income available for common shareholders	$(0.41)	$0.84	$0.40	$2.68
Weighted average number of common shares	75,404	74,832	75,386	74,584

COMPREHENSIVE (LOSS) INCOME	$(33,165)	$66,995	$27,190	$210,857

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE TRUST	$(27,831)	$65,354	$30,494	$205,792

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard - See Note 2	—	—	—	—	—	(510)	—	—	(510)
Net income (loss), excluding $1,627 attributable to redeemable noncontrolling interests	—	—	—	—	—	36,981	—	(4,931)	32,050
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,487)	—	(6,487)
Dividends declared to common shareholders ($3.16 per share)	—	—	—	—	—	(238,980)	—	—	(238,980)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,465)	(2,465)
Common shares issued, net	—	—	57	—	5	—	—	—	5
Shares issued under dividend reinvestment plan	—	—	17,669	—	1,461	—	—	—	1,461
Share-based compensation expense, net of forfeitures	—	—	115,368	1	10,143	—	—	—	10,144
Shares withheld for employee taxes	—	—	(32,824)	—	(4,035)	—	—	—	(4,035)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT SEPTEMBER 30, 2020	405,896	$159,997	75,641,074	$760	$3,174,066	$(999,664)	$(7,300)	$90,225	$2,418,084

BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101
Net income (loss), excluding $470 attributable to redeemable noncontrolling interests	—	—	—	—	—	(28,289)	—	(5,804)	(34,093)
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	458	—	458
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(80,170)	—	—	(80,170)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)
Common shares issued, net	—	—	28	—	3	—	—	—	3
Shares issued under dividend reinvestment plan	—	—	7,064	—	506	—	—	—	506
Share-based compensation expense, net of forfeitures	—	—	1,276	—	3,115	—	—	—	3,115
Shares withheld for employee taxes	—	—	(434)	—	(38)	—	—	—	(38)
BALANCE AT SEPTEMBER 30, 2020	405,896	$159,997	75,641,074	$760	$3,174,066	$(999,664)	$(7,300)	$90,225	$2,418,084

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2019
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $2,604 attributable to redeemable noncontrolling interests	—	—	—	—	—	206,511	—	2,461	208,972
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(719)	—	(719)
Dividends declared to common shareholders ($3.09 per share)	—	—	—	—	—	(231,657)	—	—	(231,657)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(8,812)	(8,812)
Common shares issued, net	—	—	1,045,470	11	139,488	—	—	—	139,499
Shares issued under dividend reinvestment plan	—	—	12,006	—	1,567	—	—	—	1,567
Share-based compensation expense, net of forfeitures	—	—	110,804	1	10,142	—	—	—	10,143
Shares withheld for employee taxes	—	—	(34,234)	—	(4,615)	—	—	—	(4,615)
Conversion and redemption of OP units	—	—	111,252	1	11,933	—	—	(12,006)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	111	111
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,503	—	—	—	4,503
BALANCE AT SEPTEMBER 30, 2019	405,896	$159,997	75,494,931	758	$3,167,460	$(857,152)	$(1,135)	$103,193	$2,573,121

BALANCE AT JUNE 30, 2019	405,896	$159,997	74,950,197	$752	$3,088,946	$(841,505)	$(1,024)	$103,480	$2,510,646
Net income, excluding $821 attributable to redeemable noncontrolling interests	—	—	—	—	—	65,465	—	820	66,285
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(111)	—	(111)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,102)	—	—	(79,102)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—		(1,148)	(1,148)
Common shares issued, net	—	—	533,516	6	71,189	—	—	—	71,195
Shares issued under dividend reinvestment plan	—	—	3,885	—	513	—	—	—	513
Share-based compensation expense, net of forfeitures	—	—	8,667	—	3,151	—	—	—	3,151
Shares withheld for employee taxes	—	—	(1,334)	—	(173)	—	—	—	(173)
Redemption of OP units	—	—	—	—	(2)	—	—	(70)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	111	111
Adjustment to redeemable noncontrolling interests	—	—	—	—	3,836	—	—	—	3,836
BALANCE AT SEPTEMBER 30, 2019	405,896	$159,997	75,494,931	$758	$3,167,460	$(857,152)	$(1,135)	$103,193	$2,573,121

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
OPERATING ACTIVITIES
Net income	$33,677	$211,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,603	178,327
Impairment charge	57,218	—
Gain on sale of real estate, net of tax	(11,682)	(30,490)
Loss from partnerships	6,657	1,302
Other, net	5,158	(457)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(11,537)	(8,867)
Increase in prepaid expenses and other assets	(7,672)	(12,836)
Increase in accounts payable and accrued expenses	14,708	6,262
Decrease in security deposits and other liabilities	(8,708)	(511)
Net cash provided by operating activities	268,422	344,306
INVESTING ACTIVITIES
Acquisition of real estate	(9,589)	(45,122)
Capital expenditures - development and redevelopment	(302,666)	(226,232)
Capital expenditures - other	(46,530)	(53,890)
Costs associated with property sold under threat of condemnation, net	(12,924)	—
Proceeds from sale of real estate	18,096	115,781
Investment in partnerships	(1,607)	(980)
Distribution from partnerships in excess of earnings	849	1,798
Leasing costs	(8,668)	(18,751)
(Increase in) repayment of mortgage and other notes receivable, net	(10,533)	130
Net cash used in investing activities	(373,572)	(227,266)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	(638)	(4,012)
Issuance of senior notes, net of costs	700,069	400,106
Issuance of notes payable, net of costs	398,742	—
Repayment of mortgages, finance leases and notes payable	(4,846)	(299,485)
Issuance of common shares, net of costs	170	139,729
Dividends paid to common and preferred shareholders	(242,853)	(232,985)
Shares withheld for employee taxes	(4,035)	(4,615)
Contributions from noncontrolling interests	—	272
Distributions to and redemptions of noncontrolling interests	(6,634)	(17,466)
Net cash provided by (used in) financing activities	839,975	(18,456)
Increase in cash, cash equivalents and restricted cash	734,825	98,584
Cash, cash equivalents, and restricted cash at beginning of year	153,614	108,332
Cash, cash equivalents, and restricted cash at end of period	$888,439	$206,916

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.
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
In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of September 30, 2020, we have entered into rent deferral agreements related to the COVID-19 pandemic representing approximately $30 million of rent otherwise owed during the nine months ended September 30, 2020, and continue negotiations with other tenants.
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
The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, as well as the general concern over the spread of COVID-19, have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the three and nine months ended September 30, 2020, we recognized collectibility related adjustments of $29.4 million and $87.6 million, respectively. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements, as well as the write-off of $1.7 million and $11.2 million of straight-line rent receivables primarily related to tenants changed to a cash basis of revenue recognition in the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the revenue from approximately 34% of our tenants (based on total commercial leases) is being recognized on a cash basis. As of September 30, 2020 and December 31, 2019, our straight-line rent receivables balance was $102.9 million and $100.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured. The mortgage was not repaid and thus the lender declared the loan in default. We are an approximately 90% owner in the partnership that owns the property, and we consolidate the partnership as we are the primary beneficiary of this VIE. While we continue to evaluate our long-term plans for the property, taking into account current market conditions and prospective development and redevelopment returns, as well as the impact of COVID-19 on the revenue prospects for the property, we currently believe it is unlikely we will move forward with the planned redevelopment or repay the mortgage loan at the current balance, and thus, do not expect we will be long-term holders of this asset. While we continue to engage in negotiations with the lender, we expect our exit from the property would either be achieved through a short term extension of the loan and an orderly sales process commencing in 2021, or potentially, the lender taking control of the asset. Given these current expectations, we have recorded an impairment charge of $57.2 million during the three and nine months ended September 30, 2020.
The fair value estimate used to determine the impairment charge was determined by market comparable data and discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the property. Based on these inputs, we have determined that the $57 million estimated valuation of the property is classified within Level 3 of the fair value hierarchy.

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

ASU 2018-19 clarifies that impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

Upon adoption of this standard, we recorded expected losses of $0.5 million in opening accumulated dividends in excess of net income. During the nine months ended September 30, 2020, we recorded additional expected losses of $0.4 million, which are included in rental expenses.

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
We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

Standard	Description	Effect on the financial statements or significant matters
ASU 2020-06, August 2020, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

This ASU simplifies the accounting for convertible instruments by removing the requirements to separately present certain conversion features in equity, simplifying the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, and generally requiring use of the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive). The guidance is effective for annual periods beginning after December 15, 2021, and interim periods therein.
The adoption of this standard is not expected to have a significant impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$116,015	$97,074
Interest capitalized	(17,269)	(14,507)
Interest expense	$98,746	$82,567
Cash paid for interest, net of amounts capitalized	$89,447	$82,118
Cash paid for income taxes	$430	$450
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$18,920	$—
Mortgage loans assumed with acquisition	$8,903	$16,951
DownREIT operating partnership units redeemed for common shares	$—	$11,935
Shares issued under dividend reinvestment plan	$1,296	$1,337

	September 30,	December 31,
	2020	2019
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$863,279	$127,432
Restricted cash (1)	25,160	26,182
Total cash, cash equivalents, and restricted cash	$888,439	$153,614

(1)	Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

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
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured. The mortgage was not repaid and thus the lender declared the loan in default. We continue to engage in negotiations with the lender. The default did not trigger a cross default with any of our other indebtedness. At September 30, 2020, accrued interest and other fees payable to the lender total $0.8 million.
During the three months ended September 30, 2020, there were no borrowings on our revolving credit facility. During the nine months ended September 30, 2020, the maximum amount of borrowings outstanding under our revolving credit facility was $990.0 million, the weighted average interest rate, before amortization of debt fees, was 1.5%, and the weighted average borrowings outstanding was $185.0 million. Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2020, we were in compliance with all default related debt covenants, with the exception of the mortgage loan referred to above.

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

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$952,025	$943,550	$549,460	$562,049
Senior notes and debentures	$3,508,824	$3,789,503	$2,807,134	$3,001,216

As of September 30, 2020, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2020 was a liability of $5.7 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three and nine months ended September 30, 2020, the value of our interest rate swaps increased $0.3 million and decreased $5.9 million, respectively (including $0.2 million and 0.4 million, respectively, reclassified from other comprehensive loss to interest expense). A summary of our financial (liabilities) assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(5,745)	$—	$(5,745)	$—	$130	$—	$130

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2020, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was an increase of $0.2 million and a decrease of $0.6 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 744,617 downREIT operating partnership units are outstanding which have a total fair value of approximately $54.7 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2020.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2020		2019
	Declared	Paid	Declared	Paid
Common shares	$3.160	$3.150	$3.090	$3.060
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938

(1)	Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of September 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Grants of common shares and options	$3,115	$3,151	$10,144	$10,143
Capitalized share-based compensation	(335)	(274)	(977)	(746)
Share-based compensation expense	$2,780	$2,877	$9,167	$9,397

NOTE 9—OPERATING & FINANCE LEASES
The following table provides additional information on our operating and finance leases where we are the lessee:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$321	$321	$963	$963
Interest on lease liabilities	1,456	1,455	4,369	4,366
Operating lease cost	1,443	1,524	4,554	4,521
Variable lease cost	89	131	246	351
Total lease cost	$3,309	$3,431	$10,132	$10,201

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,432	$1,432	$4,304	$4,325
Operating cash flows for operating leases	$1,421	$1,500	$4,232	$4,279
Financing cash flows for finance leases	$11	$2	$33	$43

			September 30,
			2020	2019
Weighted-average remaining lease term - finance leases			17.5 years	18.4 years
Weighted-average remaining lease term - operating leases			53.4 years	53.7 years
Weighted-average discount rate - finance leases			8.0%	8.0%
Weighted-average discount rate - operating leases			4.4%	4.5%

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2020 and 2019, we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options for the three and nine months ended September 30, 2020 and 2019. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-

dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
NUMERATOR
Net (loss) income	$(33,623)	$67,106	$33,677	211,576
Less: Preferred share dividends	(2,010)	(2,010)	(6,031)	(6,031)
Less: Loss (income) from operations attributable to noncontrolling interests	5,334	(1,641)	3,304	(5,065)
Less: Earnings allocated to unvested shares	(249)	(232)	(745)	(671)
Net (loss) income available for common shareholders, basic and diluted	$(30,548)	$63,223	$30,205	$199,809
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	75,404	74,832	75,386	74,584

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net (loss) income available for common shareholders	$(0.41)	$0.84	$0.40	$2.68

NOTE 11—SUBSEQUENT EVENT
On October 13, 2020, we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%. The notes were offered at 99.339% of the principal amount with a yield to maturity of 1.379%. The net proceeds of these notes, or "green bonds," will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED Silver, Gold, or Platinum certification (or environmentally equivalent successor standards). Net proceeds allocated to previously incurred costs associated with eligible green projects will be available for repayment of indebtedness.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.1 million square feet. In total, the real estate projects were 91.5% leased and 90.0% occupied at September 30, 2020.
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. Our Board of Trustees, as part of its risk oversight function, is regularly coordinating with management to assess the effects of the pandemic on our business and to determine appropriate courses of action to maintain the health and safety of our personnel, to strengthen our financial position and to adapt our business as appropriate. In response to the pandemic, we have taken a number of specific actions so far:

•
On March 16, 2020, we transitioned our work force to work remotely, canceled all non-essential business travel and have canceled company events, or are holding them remotely. As of September 30, 2020, we have re-opened most of our offices with limited capacity following federal, state and local guidelines for phased re-openings, however, much of our workforce continues to work remotely.

•
During May 2020, we entered into multiple financing transactions to both strengthen our financial position and maximize our liquidity. In total, we raised $1.1 billion via a $400.0 million term loan and the issuance of $700.0 million of senior unsecured notes. We also amended how certain covenants are calculated in our revolving credit facility to provide us more operating flexibility. As of September 30, 2020, there is no outstanding balance on our $1.0 billion revolving credit facility and we have cash and cash equivalents of $863.3 million. Subsequent to quarter end, we raised an additional $400.0 million through the issuance of senior unsecured notes.

•
Construction activity continues at all of our projects, including Assembly Row and Santana West, where activities were paused as a result of government restrictions for a portion of the year. Overall, we are experiencing a slower pace of construction as well as elevated costs as we observe COVID-19 safety protocols at all sites, and a slower lease-up pace.

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
See further discussion of the impact of COVID-19 on our business throughout Item 2.

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
Critical Accounting Policies
See "Revenue Recognition and Accounts Receivable" in Note 2 to the consolidated financial statements for further discussion related to the FASB's issuance of interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic.
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
2020 Property Acquisitions, Disposition, and Impairment
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
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured. The mortgage was not repaid and thus the lender declared the loan in default. We are an approximately 90% owner in the partnership that owns the property, and we consolidate the partnership as we are the primary beneficiary of this VIE. While we continue to evaluate our long-term plans for the property, taking into account current market conditions and prospective development and redevelopment returns, as well as the impact of COVID-19 on the revenue prospects for the property, we currently believe it is unlikely we will move forward with the planned redevelopment or repay the mortgage loan at the current balance, and thus, do not expect we will be long-term holders of this asset. While we continue to engage in negotiations with the lender, we expect our exit from the property would either be achieved through a short term extension of the loan and an orderly sales process commencing in 2021, or potentially, the lender taking control of the asset. Given these current expectations, we have recorded an impairment charge of $57.2 million during the three and nine months ended September 30, 2020.
The fair value estimate used to determine the impairment charge was determined by market comparable data and discounted cash flow analyses. The cash flows utilized in such analyses are comprised of unobservable inputs which include forecasted rental revenue and expenses based upon market conditions and future expectations. The capitalization rates and discount rates utilized in such analyses are based upon unobservable rates that we believe to be within a reasonable range of current market rates for the property. Based on these inputs, we have determined that the $57 million estimated valuation of the property is classified within Level 3 of the fair value hierarchy.

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
On October 13, 2020, we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%. The notes were offered at 99.339% of the principal amount with a yield to maturity of 1.379%. The net proceeds of these notes, or "green bonds," will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that we have received, or expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED silver, Gold, or Platinum certification (or environmentally equivalent successor standards). Net proceeds allocated to previously incurred costs associated with eligible green projects will be available for repayment of indebtedness.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. As of September 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $311 million and $7 million, respectively, for the nine months ended September 30, 2020, and $266 million and $6 million, respectively, for the nine months ended September 30, 2019. We capitalized external and internal costs related to other property improvements of $44 million and $2 million, respectively, for the nine months ended September 30, 2020, and $49 million and $2 million for the nine months ended September 30, 2019. We capitalized external and internal costs related to leasing activities of $8 million and $2 million, respectively, for the nine months ended September 30, 2020, and $17 million and $2 million, respectively, for the nine months ended September 30, 2019. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $2 million, and $2 million, respectively, for the nine months ended September 30, 2020 and $6 million, $2 million, and $2 million, respectively for the nine months ended September 30, 2019. Total capitalized costs were $374 million and $342 million for the nine months ended September 30, 2020 and 2019, respectively.
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

While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 10, 2020, for discussion of our long-term strategies.

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, as well as the general concern over the spread of COVID-19, have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As of October 30, 2020, approximately 97% of our retail tenants were open, compared to 92% at July 31, 2020. These economic hardships have adversely impacted our business, and had a negative effect on our financial results during 2020. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, however, many tenants did not pay rents and other charges during the second quarter of 2020. Subsequently, in the third quarter of 2020, a portion of our tenants have resumed paying their rent and/or other charges as their businesses were able to reopen. Our percentage of contractual rent actually collected has increased each month since April, including some tenants paying past due amounts. As of September 30, 2020, we have entered into agreements with approximately 29% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely through 2021, although some extend beyond, and negotiations with other tenants are still ongoing. While increasing monthly cash collection rates is a positive trend driven by government mandated restrictions gradually being lifted, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels, which will continue to adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to participate in the resulting economic recovery.

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

•
At Pike & Rose, we have continued construction on a 212,000 square foot office building (which includes 4,000 square feet of ground floor retail space), and includes over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million. At September 30, 2020, approximately 61,000 square feet of office space has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.

•	Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $312 million that we expect to stabilize over the next several years.

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
At September 30, 2020, the leasable square feet in our properties was 91.5% leased and 90.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.

Lease Rollovers
For the third quarter of 2020, we signed leases for a total of 481,000 square feet of retail space including 472,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental decrease of 1% on a cash basis. New leases for comparable spaces were signed for 165,000 square feet at an average rental decrease of 2% on a cash basis. Renewals for comparable spaces were signed for 307,000 square feet at an average rental decrease of 1% on a cash basis. Tenant improvements and incentives for comparable spaces were $34.50 per square foot, of which, $93.67 per square foot was for new leases and $2.76 per square foot was for renewals for the three months ended September 30, 2020.
For the nine months ended September 30, 2020, we signed leases for a total of 1,287,000 square feet of retail space including 1,216,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 3% on a cash basis. New leases for comparable spaces were signed for 439,000 square feet at an average rental increase of 8% on a cash basis. Renewals for comparable spaces were signed for 777,000 square feet at an average rental increase of 1% on a cash basis. Tenant improvements and incentives for comparable spaces were $32.49 per square foot, of which, $85.06 per square foot was for new leases and $2.82 per square foot was for renewals for the nine months ended September 30, 2020.
Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year. While we are on pace for a similar volume of deals in 2020, we expect some rental rates to be negatively impacted by the COVID-19 pandemic, which we started experiencing in the third quarter 2020.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2020, all or a portion of 98 and 97 properties, respectively, were considered comparable properties and eight properties were considered non-comparable properties. For the nine months ended September 30, 2020, two properties and two portions of properties were moved from non-comparable properties to comparable properties, one property was moved from comparable properties to non-comparable properties, one property was moved from acquisitions to non-comparable properties, and one portion of a property was removed from comparable properties, as it was sold, compared to the designations for the year ended December 31, 2019. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$207,410	$233,212	$(25,802)	(11.1)%
Mortgage interest income	787	735	52	7.1%
Total property revenue	208,197	233,947	(25,750)	(11.0)%
Rental expenses	41,832	54,484	(12,652)	(23.2)%
Real estate taxes	30,520	29,030	1,490	5.1%
Total property expenses	72,352	83,514	(11,162)	(13.4)%
Property operating income (1)	135,845	150,433	(14,588)	(9.7)%
General and administrative expense	(9,308)	(11,060)	1,752	(15.8)%
Depreciation and amortization	(65,631)	(59,648)	(5,983)	10.0%
Impairment charge	(57,218)	—	(57,218)	100.0%
Gain on sale of real estate, net of tax	—	14,293	(14,293)	(100.0)%
Operating income	3,688	94,018	(90,330)	(96.1)%
Other interest income	538	389	149	38.3%
Interest expense	(36,228)	(27,052)	(9,176)	33.9%
Loss from partnerships	(1,621)	(249)	(1,372)	551.0%
Total other, net	(37,311)	(26,912)	(10,399)	38.6%
Net (loss) income	(33,623)	67,106	(100,729)	(150.1)%
Net loss (income) attributable to noncontrolling interests	5,334	(1,641)	6,975	(425.0)%
Net (loss) income attributable to the Trust	$(28,289)	$65,465	$(93,754)	(143.2)%

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

Property Revenues
Total property revenue decreased $25.8 million, or 11.0%, to $208.2 million in the three months ended September 30, 2020 compared to $233.9 million in the three months ended September 30, 2019. The percentage occupied at our shopping centers was 90.0% at September 30, 2020 compared to 92.8% at September 30, 2019. The most significant driver of the decrease in property revenues is the impact of COVID-19, as many of our tenants were forced to temporarily or in some cases permanently close their businesses resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income decreased $25.8 million, or 11.1%, to $207.4 million in the three months ended September 30, 2020 compared to $233.2 million in the three months ended September 30, 2019 due primarily to the following:

•
higher collectibility related adjustments across all properties of $27.9 million primarily the result of COVID-19 impacts. This includes the write-off of $1.7 million of straight-line rent receivables primarily related to tenants who were changed to a cash basis of revenue recognition during the quarter ended September 30, 2020,

•
a decrease of $5.8 million from comparable properties primarily related to lower average occupancy of approximately $5.4 million, lower recoveries of $2.2 million primarily the result of lower utilities and repairs and maintenance costs, $2.0 million of lower parking income and percentage rent, primarily due to the impacts from COVID-19 related closures, partially offset by $3.2 million of higher lease termination fees and higher rental rates of approximately $1.1 million, and

•	a decrease of $2.2 million from property sales,
partially offset by,

•	an increase of $5.3 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and

•
an increase of $4.2 million from non-comparable properties primarily driven by the opening of our new office building at Santana Row in early 2020, partially offset by $0.8 million related to lower parking income primarily due to the impacts from COVID-19 related closures.

Property Expenses
Total property expenses decreased $11.2 million, or 13.4%, to $72.4 million in the three months ended September 30, 2020 compared to $83.5 million in the three months ended September 30, 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $12.7 million, or 23.2%, to $41.8 million in the three months ended September 30, 2020 compared to $54.5 million in the three months ended September 30, 2019. This decrease is primarily due to the following:

•	an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace,

•	a decrease of $2.2 million from comparable properties due primarily to lower utilities and repairs and maintenance costs primarily driven by the impact of COVID-19, and

•	a decrease of $0.3 million from property sales,
partially offset by,

•	an increase of $0.7 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.2% in the three months ended September 30, 2020 from 23.4% in the three months ended September 30, 2019.
Real Estate Taxes
Real estate tax expense increased $1.5 million, or 5.1%, to $30.5 million in the three months ended September 30, 2020 compared to $29.0 million in the three months ended September 30, 2019. This increase is primarily due to $0.9 million from the acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and $0.7 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020.
Property Operating Income
Property operating income decreased $14.6 million, or 9.7%, to $135.8 million in the three months ended September 30, 2020 compared to $150.4 million in the three months ended September 30, 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower parking income, and lower percentage rent; and property sales, partially offset by the prior year charge related to the buyout of a lease at Assembly Square Marketplace, property acquisitions, and the opening of our new office building at Santana Row in early 2020.
Other Operating
General and Administrative
General and administrative expense decreased $1.8 million, or 15.8%, to $9.3 million in the three months ended September 30, 2020 from $11.1 million in the three months ended September 30, 2019. This decrease is due primarily to lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million, or 10.0%, to $65.6 million in the three months ended September 30, 2020 from $59.6 million in the three months ended September 30, 2019. This increase is due primarily to the write off of lease related assets for vacating tenants, acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and the opening of our new office building at Santana Row in early 2020, partially offset by property sales.
Impairment Charge
The $57.2 million impairment charge for the three months ended September 30, 2020 relates to The Shops at Sunset Place. See Note 2 to the consolidated financial statements for further discussion.

Gain on Sale of Real Estate, Net of Tax
The $14.3 million gain on sale of real estate, net of tax for the three months ended September 30, 2019 is due primarily to the sale of one property.
Operating Income
Operating income decreased $90.3 million, or 96.1%, to $3.7 million in the three months ended September 30, 2020 compared to $94.0 million in the three months ended September 30, 2019. This decrease is primarily due to the impairment charge related to The Shops at Sunset Place, the impacts of COVID-19, which resulted in higher collectibility related adjustments, lower parking income, and lower percentage rent; a lower net gain on the sale of real estate compared to prior year; and the write off of lease related assets for vacating tenants; partially offset by the prior year charge related to the buyout of a lease at Assembly Square Marketplace; property acquisitions, the opening of our new office building at Santana Row in early 2020; and lower personnel related costs.
Other
Interest Expense
Interest expense increased $9.2 million, or 33.9%, to $36.2 million in the three months ended September 30, 2020 compared to $27.1 million in the three months ended September 30, 2019. This increase is due primarily to the following:

•	an increase of $6.2 million from higher borrowings in response to the COVID-19 pandemic (see further discussion in "2020 Debt and Equity Transactions" in Item 2 of the Quarterly Report), and

•
an increase of $3.8 million due to higher weighted average borrowings primarily from the additional $100 million issuance of our 3.20% notes in August 2019, and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by,

•	an increase of $0.6 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row, and

•	a decrease of $0.3 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $42.1 million and $32.3 million in the three months ended September 30, 2020 and 2019, respectively. Capitalized interest was $5.8 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively.
Loss from partnerships
Loss from partnerships increased $1.4 million to $1.6 million in the three months ended September 30, 2020 compared to $0.2 million in the three months ended September 30, 2019. This increase is primarily due to our share of losses from our hotel investments at Assembly Row and Pike & Rose, largely the result of COVID-19 related reductions in travel.
Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to noncontrolling interests decreased $7.0 million to a loss of $5.3 million in the three months ended September 30, 2020 compared to income of $1.6 million in the three months ended September 30, 2019. The decrease is primarily attributable to The Shops at Sunset Place impairment charge.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$613,687	$694,435	$(80,748)	(11.6)%
Mortgage interest income	2,294	2,204	90	4.1%
Total property revenue	615,981	696,639	(80,658)	(11.6)%
Rental expenses	122,561	140,182	(17,621)	(12.6)%
Real estate taxes	90,183	81,883	8,300	10.1%
Total property expenses	212,744	222,065	(9,321)	(4.2)%
Property operating income (1)	403,237	474,574	(71,337)	(15.0)%
General and administrative expense	(29,373)	(32,047)	2,674	(8.3)%
Depreciation and amortization	(190,603)	(178,327)	(12,276)	6.9%
Impairment charge	(57,218)	—	(57,218)	100.0%
Gain on sale of real estate, net of tax	11,682	30,490	(18,808)	(61.7)%
Operating income	137,725	294,690	(156,965)	(53.3)%
Other interest income	1,355	755	600	79.5%
Interest expense	(98,746)	(82,567)	(16,179)	19.6%
Loss from partnerships	(6,657)	(1,302)	(5,355)	411.3%
Total other, net	(104,048)	(83,114)	(20,934)	25.2%
Net income	33,677	211,576	(177,899)	(84.1)%
Net loss (income) attributable to noncontrolling interests	3,304	(5,065)	8,369	(165.2)%
Net income attributable to the Trust	$36,981	$206,511	$(169,530)	(82.1)%

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

Property Revenues
Total property revenue decreased $80.7 million, or 11.6%, to $616.0 million in the nine months ended September 30, 2020 compared to $696.6 million in the nine months ended September 30, 2019. The percentage occupied at our shopping centers was 90.0% at September 30, 2020 compared to 92.8% at September 30, 2019. The most significant driver of the decrease in property revenue is the impact of COVID-19, as some of our tenants were forced to temporarily or in some cases permanently close their businesses resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income decreased $80.7 million, or 11.6%, to $613.7 million in the nine months ended September 30, 2020 compared to $694.4 million in the nine months ended September 30, 2019 due primarily to the following:

•
higher collectibility related adjustments across all properties of $84.4 million primarily the result of COVID-19 impacts. This includes the write-off of $11.2 million of straight-line rent receivables primarily related to tenants who were changed to a cash basis of revenue recognition during the nine months ended September 30, 2020,

•
a decrease of $13.8 million from comparable properties due primarily to lower average occupancy of approximately $11.8 million, lower parking income and percentage rent of $4.4 million primarily due to the impacts from COVID-19 related closures, lower recoveries of $3.6 million primarily the result of lower snow removal expense and utilities, and lower legal fee income of $0.6 million, partially offset by higher rental rates of approximately $9.2 million, and

•	a decrease of $9.1 million from property sales,
partially offset by,

•	an increase of $15.7 million from acquisitions of Hoboken during the second half of 2019 and early 2020, Georgetowne Shopping Center in November 2019, and

•
an increase of $10.0 million from non comparable properties driven by the opening of our new office building at Santana Row in early 2020, partially offset by $2.1 million related to lower parking income primarily due to the impacts from COVID-19 related closures.

Property Expenses
Total property expenses decreased $9.3 million, or 4.2%, to $212.7 million in the nine months ended September 30, 2020 compared to $222.1 million in the nine months ended September 30, 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $17.6 million, or 12.6%, to $122.6 million in the nine months ended September 30, 2020 compared to $140.2 million in the nine months ended September 30, 2019 due primarily to the following:

•	an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace,

•
a decrease of $8.7 million from comparable properties due to lower snow removal expense and lower utilities, repairs and maintenance, and management fees primarily driven by the impact of COVID-19, and

•	a decrease of $1.0 million from our property sales,
partially offset by,

•	a increase of $2.3 million from acquisitions of Hoboken during the second half of 2019 and early 2020, and Georgetowne Shopping Center in November 2019.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.0% in the nine months ended September 30, 2020 from 20.2% in the nine months ended September 30, 2019.
Real Estate Taxes
Real estate tax expense increased $8.3 million, or 10.1%, to $90.2 million in the nine months ended September 30, 2020 compared to $81.9 million in the nine months ended September 30, 2019. This increase is primarily due to the following:

•
an increase of $4.9 million from comparable properties primarily due to higher current year assessments, and tax refunds recorded in 2019 from a multi-year appeal and reassessment at three of our properties,

•	an increase of $2.5 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and

•	an increase of $1.6 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, partially offset by,

•	a decrease of $0.7 million from our property sales.
Property Operating Income
Property operating income decreased $71.3 million, or 15.0%, to $403.2 million in the nine months ended September 30, 2020 compared to $474.6 million in the nine months ended September 30, 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income; as well as higher real estate assessments and prior year tax refunds and the impact of property sales, partially offset by the prior year charge related to the buyout of a lease at Assembly Square Marketplace, property acquisitions, and the opening of our new office building at Santana Row in early 2020.
Other Operating
General and Administrative
General and administrative expense decreased $2.7 million, or 8.3%, to $29.4 million in the nine months ended September 30, 2020 from $32.0 million in the nine months ended September 30, 2019. This decrease is due primarily to lower personnel related costs and COVID-19 impacts including office closures and cancellations of all non-essential business travel and company events.

Depreciation and Amortization
Depreciation and amortization expense increased $12.3 million, or 6.9%, to $190.6 million in the nine months ended September 30, 2020 from $178.3 million in the nine months ended September 30, 2019. This increase is due primarily to property acquisitions, the opening of our new office building at Santana Row in early 2020, and the write off of lease related assets for vacating tenants, partially offset by property sales.
Impairment Charge
The $57.2 million impairment charge for the nine months ended September 30, 2020 relates to The Shops at Sunset Place. See Note 2 to the consolidated financial statements for further discussion.
Gain on Sale of Real Estate, Net of Tax
The $11.7 million gain on sale of real estate, net of tax for the nine months ended September 30, 2020 is due to the sale of a building in Pasadena, California.
The $30.5 million gain on sale of real estate, net of tax for the nine months ended September 30, 2019 is due to the sale of two properties and one land parcel.
Operating Income
Operating income decreased $157.0 million, or 53.3%, to $137.7 million in the nine months ended September 30, 2020 compared to $294.7 million in the nine months ended September 30, 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower percentage rent, and lower parking income; the impairment charge related to The Shops at Sunset Place; a lower net gain on the sale of real estate; higher real estate assessments and prior year tax refunds; and the impact of property sales, partially offset by the prior charge related to the buyout of a lease at Assembly Square Marketplace; property acquisitions; the opening of our new office building at Santana Row in early 2020; and lower personnel related costs, largely due to the impact of COVID-19.
Other
Interest Expense
Interest expense increased $16.2 million, or 19.6%, to $98.7 million in the nine months ended September 30, 2020 compared to $82.6 million in the nine months ended September 30, 2019. This increase is due primarily to the following:

•	an increase of $13.7 million from higher borrowings in response to the COVID-19 pandemic (see further discussion in "2020 Debt and Equity Transactions" in Item 2 of the Quarterly Report), and

•
an increase of $8.8 million due to higher weighted average borrowings primarily from the $400 million issuance of our 3.20% notes in 2019, and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by,

•	a decrease of $3.6 million due to a lower overall weighted average borrowing rate, and

•	an increase of $2.8 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose.
Gross interest costs were $116.0 million and $97.1 million in the nine months ended September 30, 2020 and 2019, respectively. Capitalized interest was $17.3 million and $14.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Loss from partnerships
Loss from partnerships increased $5.4 million to $6.7 million in the nine months ended September 30, 2020 compared to $1.3 million in the nine months ended September 30, 2019. This increase is primarily due to our share of losses from our hotel investments at Assembly Row and Pike & Rose, largely the result of COVID-19 related reductions in travel.
Net loss (income) attributable to noncontrolling interests
Net loss (income) attributable to noncontrolling interests decreased $8.4 million to a loss of $3.3 million in the nine months ended September 30, 2020 compared to income of $5.1 million in the nine months ended September 30, 2019. The decrease is primarily attributable to The Shops at Sunset Place impairment charge.

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

We are currently experiencing lower levels of cash from operations due to lower rent collections from tenants impacted by the COVID-19 pandemic (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps during the last several months to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times. In March 2020, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion credit facility. In May 2020, we entered into a $400.0 million unsecured term loan and issued $700.0 million of fixed rate unsecured senior notes for combined net proceeds of $1.1 billion. We subsequently repaid the outstanding balance on our revolving credit facility and amended how certain covenants are calculated to provide us more operating flexibility. As of September 30, 2020, there is no outstanding balance on our $1.0 billion unsecured revolving credit facility and we have cash and cash equivalents of $863.3 million. Our liquidity was further enhanced on October 13, 2020, when we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%.

For the nine months ended September 30, 2020, our weighted average borrowing rate on the revolving credit facility, before amortization of debt fees, was 1.5%. As of September 30, 2020, we had the capacity to issue up to $128.3 million in common shares under our ATM equity program.
Over the next 12 months, we have $269.7 million of debt maturing, excluding our $400.0 million term loan, which may be extended for an additional twelve months at our option, and the $60.6 million mortgage loan at The Shops at Sunset Place, which is currently in default (see Note 4 to the consolidated financial statements for additional information).
Additionally, our overall capital requirements for the remainder of 2020 will depend upon the nature of government mandated closures and restrictions and the overall economic impact of COVID-19, as well as general timing of our redevelopment and development activities. During the second quarter 2020, we were able to restart all construction related activities, and consequently have seen higher levels of capital investments during the third quarter after some construction related activities were halted for a portion of the first and second quarter, as a result of COVID-19 related closures. We expect this increase of capital to continue for the remainder of the year, absent further requirements to halt construction activities.
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

While the COVID-19 pandemic has negatively impacted our business during the quarter ended September 30, 2020, and we expect it will continue to negatively impact our business in the short term, we maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

Summary of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash provided by operating activities	$268,422	$344,306
Cash used in investing activities	(373,572)	(227,266)
Cash provided by (used in) financing activities	839,975	(18,456)
Increase in cash, cash equivalents and restricted cash	734,825	98,584
Cash, cash equivalents and restricted cash, beginning of year	153,614	108,332
Cash, cash equivalents and restricted cash, end of period	$888,439	$206,916

Net cash provided by operating activities decreased $75.9 million to $268.4 million during the nine months ended September 30, 2020 from $344.3 million during the nine months ended September 30, 2019. The decrease was primarily attributable to lower net income before non-cash items and higher receivables from tenants, as we experienced lower rent collection rates as a result of the COVID-19 pandemic, partially offset by the timing of interest payments on our senior notes.
Net cash used in investing activities increased $146.3 million to $373.6 million during the nine months ended September 30, 2020 from $227.3 million during the nine months ended September 30, 2019. The increase was primarily attributable to:

•
a $97.7 million decrease in proceeds from the sale of real estate resulting from the sale of a building in Pasadena, California in April 2020, as compared to the sale of two properties, a land parcel, and condominiums at our Assembly Row and Pike & Rose properties in 2019,

•	a $59.0 million increase in capital expenditures and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments,

•	$12.9 million for net costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019,

•	a $9.6 million acquisition of two loans secured by a shopping center in Rockville, Maryland, that is owned by a third party, partially offset by

•
a $35.5 million decrease in acquisition of real estate, primarily due to the February 2019 acquisition of Fairfax Junction, and the September 2019 acquisition of a building in Hoboken, New Jersey, partially offset by the acquisition of two additional buildings in Hoboken, New Jersey in February 2020.

Net cash provided by financing activities increased $858.4 million to $840.0 million during the nine months ended September 30, 2020 from $18.5 million used in the nine months ended September 30, 2019. The increase was primarily attributable to:

•	$398.7 million in net proceeds from our unsecured term loan in May 2020,

•
a $300.0 increase due to net proceeds of $700.1 million from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020 as compared to $400.1 million in net proceeds from the issuance of $300.0 million of 3.20% unsecured senior notes in June 2019 and an additional $100.0 million of the same series in August 2019, and

•
a $294.6 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the repayment of our $275.0 million unsecured term loan in June 2019 and the $20.3 million repayment of the mortgage loan on Rollingwood Apartments in January 2019, partially offset by

•	a $139.6 million decrease in net proceeds from the issuance of common shares under our ATM program during the nine months ended September 30, 2019, and

•	$10.0 million related to the prior year acquisition of the 10.1% noncontrolling interest in the partnership that owns our Montrose Crossing shopping center.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2020:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2020	Stated Interest Rate as of September 30, 2020	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The Shops at Sunset Place (1)	Acquired	$60,593	5.62%	September 1, 2020
29th Place	Acquired	3,690	5.91%	January 31, 2021
Sylmar Towne Center	Acquired	16,338	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,089	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	66,077	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,476	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	Acquired	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	32,921	Various	Various through 2029
Chelsea	Acquired	5,327	5.36%	January 15, 2031
Hoboken (1 Building) (4)	Acquired	16,641	3.75%	July 1, 2042
Subtotal		551,407
Net unamortized premium and debt issuance costs		(1,962)
Total mortgages payable, net		549,445
Notes payable
Term Loan	400,000	400,000	LIBOR + 1.35%	May 6, 2021
Revolving credit facility (5)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,393	11.31%	Various through 2028
Subtotal		403,393
Net unamortized debt issuance costs		(813)
Total notes payable, net		402,580

Senior notes and debentures
Unsecured fixed rate
2.55% notes	250,000	250,000	2.55%	January 15, 2021
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,519,200
Net unamortized discount and debt issuance costs		(10,376)
Total senior notes and debentures, net		3,508,824

Total debt, net		$4,460,849
_____________________

1)	This non-recourse mortgage loan matured on September 1, 2020 and was not repaid. See Note 4 to the consolidated financial statements for additional information.

2)	On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.

3)	The interest rates on these mortgages range from 3.91% to 5.00%.

4)
This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.

5)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2020 was $990.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.5%.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2020, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, excluding the non-recourse mortgage loan on The Shops at Sunset Place as further discussed in Note 4 to the consolidated financial statements, as of September 30, 2020, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2020:

	Unsecured		Secured		Total
	(In thousands)
2020	$163		$61,717	(1)	$61,880
2021	650,680	(2)	31,756		682,436
2022	250,756		119,706		370,462
2023	275,775		3,549		279,324
2024	600,665	(3)	3,688		604,353
Thereafter	2,144,554		330,991		2,475,545
	$3,922,593		$551,407		$4,474,000	(4)
__________________

1)
This includes the principal balance of The Shops at Sunset Place non-recourse mortgage loan, which matured on September 1, 2020. See Note 4 to the consolidated financial statements for further discussion.

2)	Our $400.0 million term loan matures on May 6, 2021 plus one twelve month extension, at our option.

3)
Our $1.0 billion revolving credit facility matures on January 19, 2024 plus two six-month extensions at our option. As of September 30, 2020, there was no outstanding balance under this credit facility.

4)
The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of September 30, 2020.

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

As of September 30, 2020, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2020.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(33,623)	$67,106	$33,677	$211,576
Net loss (income) attributable to noncontrolling interests	5,334	(1,641)	3,304	(5,065)
Gain on sale of real estate, net of tax	—	(14,293)	(11,682)	(30,490)
Impairment charge, net	50,728	—	50,728	—
Depreciation and amortization of real estate assets	58,224	53,441	170,878	160,253
Amortization of initial direct costs of leases	5,853	4,878	15,562	14,165
Funds from operations	86,516	109,491	262,467	350,439
Dividends on preferred shares (1)	(2,010)	(1,875)	(6,031)	(5,625)
Income attributable to operating partnership units	790	658	2,362	2,048
Income attributable to unvested shares	(265)	(314)	(806)	(1,004)
Funds from operations available for common shareholders (2)	$85,031	$107,960	$257,992	$345,858
Weighted average number of common shares, diluted (1)(2)(3)	76,149	75,554	76,133	75,342

Funds from operations available for common shareholders, per diluted share (3)	$1.12	$1.43	$3.39	$4.59
_____________________

(1)
For the three and nine months ended September 30, 2019, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."

(2)
Funds from operations available for common shareholders includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace for the three and nine months ended September 30, 2019. If this charge was excluded, funds from operations available for common shareholders, per diluted share would have been $1.59 and $4.75 for the three and nine months ended September 30, 2019, respectively.

(3)
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2020, we had $4.1 billion of fixed-rate debt outstanding, including $56.5 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $273.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $311.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2020, we had $400.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $4.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $4.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

November 5, 2020	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Financial and Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

November 5, 2020	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)