Form 10-K
period 2020-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2021-02-11
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No
The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2020 was $6.4 billion.
The number of registrant’s common shares outstanding on February 8, 2021 was 76,747,943.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s annual meeting of shareholders to be held in May 2021 will be incorporated by reference into Part III hereof.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•risks that our tenants will not pay rent, may vacate early or may file for bankruptcy or that we may be unable to renew leases or re-let space at favorable rents as leases expire;
•risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that completion of anticipated or ongoing property redevelopment or renovation projects that we do pursue may cost more, take more time to complete or fail to perform as expected;
•risk that we are investing a significant amount in ground-up development projects that may be dependent on third parties to deliver critical aspects of certain projects, requires spending a substantial amount upfront in infrastructure, and assumes receipt of public funding which has been committed but not entirely funded;
•risks normally associated with the real estate industry, including risks that occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected, that new acquisitions may fail to perform as expected, that competition for acquisitions could result in increased prices for acquisitions, that costs associated with the periodic maintenance and repair or renovation of space, insurance and other operations may increase, that environmental issues may develop at our properties and result in unanticipated costs, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;
•risks that our growth will be limited if we cannot obtain additional capital;
•risks associated with general economic conditions, including local economic conditions in our geographic markets;
•risks of financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense;
•risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT; and
•risks related to natural disasters, climate change and public health crises (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address them, may precipitate or materially exacerbate one or more of the above-mentioned risks, and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

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

General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California and South Florida. As of December 31, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 101 predominantly retail real estate projects comprising approximately 23.4 million square feet. In total, the real estate projects were 92.2% leased and 90.2% occupied at December 31, 2020. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 53 consecutive years.
We were founded in 1962 as a REIT under the laws of the District of Columbia and re-formed as a REIT in the state of Maryland in 1999. We operate in a manner intended to qualify as a REIT for tax purposes pursuant to provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Our principal executive offices are located at 909 Rose Avenue, North Bethesda, Maryland 20852. Our telephone number is (301) 998-8100. Our website address is www.federalrealty.com. The information contained on our website is not a part of this report and is not incorporated herein by reference.
Business Objectives and Strategies
While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed.
Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail focused properties that will:
•provide increasing cash flow for distribution to shareholders;
•generate higher internal growth than the shopping center industry over the long term;
•provide potential for capital appreciation; and
•protect investor capital.
Our portfolio includes, and we continue to acquire and redevelop, high quality retail in many formats ranging from regional, community and neighborhood shopping centers that often are anchored by grocery stores to mixed-use properties that are typically centered around a retail component but also include office, residential and/or hotel components.
Operating Strategies
While managing through the ongoing COVID-19 pandemic has resulted in short-term deviations, our long-term core operating strategy has not changed. We continuously evaluate and assess our operating strategies to ensure they are effective and put us in the best position to address changes in the market. We actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing less relevant, weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:
•increasing rental rates through the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time;
•maintaining a diversified tenant base, thereby limiting exposure to any one tenant’s financial or operating difficulties;
•monitoring the merchandising mix of our tenant base to achieve a balance of strong national and regional tenants with local specialty tenants;
•minimizing overhead and operating costs;
•monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to attract customers and thereby generate higher rents and occupancy rates;
•developing local and regional market expertise in order to capitalize on market and retailing trends;
•leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants;
•providing exceptional customer service; and
•creating an experience at many of our properties that is identifiable, unique and serves the surrounding communities to help insulate these properties and the tenants at these properties from the impact of on-line retailing.

Investing Strategies
Our investment strategy is to deploy capital at risk-adjusted rates of return that exceed our long-term weighted average cost of capital in projects that have potential for future income growth and increased value. Our investments primarily fall into one of the following four categories:
•renovating, expanding, reconfiguring and/or retenanting our existing properties to take advantage of under-utilized land or existing square footage to increase revenue;
•renovating or expanding tenant spaces for tenants capable of producing higher sales, and therefore, paying higher rents;
•acquiring quality retail and mixed-use properties located in densely populated and/or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance and creating value through renovation, expansion, reconfiguration and/or retenanting; and
•developing the retail portions of mixed-use properties and developing or otherwise investing in non-retail portions of mixed-use properties we already own in order to capitalize on the overall value created in these properties.
Investment Criteria
When we evaluate potential redevelopment, retenanting, expansion, acquisition and development opportunities, we consider such factors as:
•the expected returns in relation to our short and long-term cost of capital as well as the anticipated risk we will face in achieving the expected returns;
•the anticipated growth rate of operating income generated by the property;
•the ability to increase the long-term value of the property through redevelopment and retenanting;
•the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;
•the geographic area in which the property is located, including the population density, household incomes, education levels, as well as the population and income trends in that geographic area. This may from time to time include the evaluation of new markets;
•competitive conditions in the vicinity of the property, including gross leasable area (GLA) per capita, competition for tenants and the ability of others to create competing properties through redevelopment, new construction or renovation;
•access to and visibility of the property from existing roadways and the potential for new, widened or realigned, roadways within the property’s trade area, which may affect access and commuting and shopping patterns;
•the level and success of our existing investments in the market area;
•the current market value of the land, buildings and other improvements and the potential for increasing those market values; and
•the physical condition of the land, buildings and other improvements, including the structural and environmental condition.
Financing Strategies
Our financing strategies are designed to enable us to maintain an investment grade balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. As a result of the ongoing COVID-19 pandemic and its impact on our cash flows, we have been currently maintaining levels of cash significantly in excess of the cash balances we have historically maintained. Our financing strategies include:
•maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;
•managing our exposure to variable-rate debt;
•maintaining sufficient levels of cash and available line of credit to fund operating and investing needs on a short-term basis;
•taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule so that a significant portion of our debt relative to our size does not mature in any one year;
•selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds to redevelop, renovate, retenant and/or expand our existing properties, acquire new properties or reduce debt; and
•utilizing the most advantageous long-term source of capital available to us to finance redevelopment and acquisition opportunities, which may include:
◦the sale of our equity or debt securities through public offerings, including our at-the-market ("ATM") equity program in which we may from time to time offer and sell common shares, or private placements,
◦the incurrence of indebtedness through unsecured or secured borrowings,

◦the issuance of operating partnership units in a new or existing “downREIT partnership” that is controlled and consolidated by us (generally operating partnership units in a “downREIT” partnership are issued in exchange for a tax deferred contribution of property; these units typically receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or common shares, at our option), or
◦the use of joint venture arrangements.
Human Capital
At February 8, 2021, we had 307 full-time employees and 4 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Diversity and Inclusion
We are an Equal Opportunity/Affirmative action employer, and strive to maintain a workplace that is free from discrimination on the basis of race, color, religion, sex, sexual orientation, nationality, disability, or protected Veteran status.
Health, Safety, and Wellness
We are committed to the health, safety, and wellness of our employees, and foster an environment that allows our people to succeed while balancing work and life. We provide our employees with access to health and wellness programs, which includes benefits that support both physical and mental health. In response to the COVID-19 pandemic, we implemented significant changes that were in the best interest of our employees and to comply with government regulations. This includes having the majority of our employees working remotely, as well as implementing additional safety measures for employees continuing to work in our offices.
Compensation and Benefits
We provide competitive pay and benefits including health, dental, vision, short and long-term disability, life insurance and a 401(k) retirement program, as well as a generous paid time off program that includes vacation, sick, and personal leave. In addition to our equity awards program, we also offer a quarterly recognition program, as well as rewarding employees with spot bonuses for stellar performance or going above and beyond the base requirements of their job description.
Talent Development
Employees have access to a variety of different training courses, books, book summaries and audio books, and an array of source materials covering a myriad of different business and soft skills training subjects. Additionally, we provide reimbursement for tuition and professional licensures.
Community Involvement
Giving back to the community is an integral part of who we are and what we do. We provide ample ways to give back through programs at our properties or charitable endeavors and volunteer opportunities that also serve as team building exercises for our employees.
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
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. While we currently expect the impact to our properties is temporary in nature, the extent of the future effects of COVID-19 on our business, operating strategies, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty. Refer to Item 7 for further discussion of the impacts of COVID-19 on our business.
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including without limitation:
•the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;
•the Resource Conservation & Recovery Act;
•the Federal Clean Water Act;
•the Federal Clean Air Act;
•the Toxic Substances Control Act;
•the Occupational Safety & Health Act; and
•the Americans with Disabilities Act.
Please see Item 1A. "Risk Factors - Risk Factors Related to our REIT Status and Other Laws and Regulations" for further discussion of potential material effects of our compliance with government regulation, including environmental regulations and the rules governing REITS.
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
Competition
Numerous commercial developers and real estate companies compete with us with respect to the leasing and the acquisition of properties. Some of these competitors may possess greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This competition may:
•reduce the number of properties available for acquisition;
•increase the cost of properties available for acquisition;
•interfere with our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents; and
•adversely affect our ability to minimize expenses of operation.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions, as well as COVID-19, may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the closing of stores prior to the end of the lease term or the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Over the past several years, we have seen higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2020, our anchor tenant space is 96.2% leased and 94.1% occupied.

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
As of December 31, 2020, our tenants operated in 11 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•business layoffs or downsizing;
•industry slowdowns;
•increased business restrictions due to health crises
•relocations of businesses;
•changing demographics;
•increased telecommuting and use of alternative work places;
•infrastructure quality;
•any oversupply of, or reduced demand for, real estate;
•concessions or reduced rental rates under new leases for properties where tenants defaulted; and
•increased operating costs including insurance premiums and real estate taxes.
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
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:
•contractor changes may delay the completion of development projects and increase overall costs;
•significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;
•delivery of residential product into uncertain residential environments may result in lower rents or longer time periods to reach economic stabilization;
•substantial amount of our investment is related to infrastructure and the overall value of the project may be negatively impacted if we do not complete subsequent phases;
•failure or inability to obtain construction or permanent financing on favorable terms;
•expenditure of money and time on projects that may never be completed;

•difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;
•inability to achieve projected rental rates or anticipated pace of lease-up;
•higher than estimated construction or operating costs, including labor and material costs; and
•possible delay in completion of a project because of a number of factors, including COVID-19, weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).
Redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of high quality, retail focused properties in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entail risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
•our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short. As a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer period;
•we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;
•we may not be able to integrate an acquisition into our existing operations successfully;
•properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;
•our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property; and
•our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.
Our performance and value are subject to general risks associated with the real estate industry.
Our economic performance and the value of our real estate assets, and consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:
•economic downturns in general, or in the areas where our properties are located;
•adverse changes in local real estate market conditions, such as an oversupply or reduction in demand;
•changes in tenant preferences that reduce the attractiveness of our properties to tenants;
•zoning or regulatory restrictions;
•decreases in market rental rates;
•weather conditions that may increase or decrease energy costs and other weather-related expenses;
•costs associated with the need to periodically repair, renovate and re-lease space; and
•increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenues.
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
Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. This competition may:
•reduce properties available for acquisition;
•increase the cost of properties available for acquisition;
•reduce rents payable to us;
•interfere with our ability to attract and retain tenants;
•lead to increased vacancy rates at our properties; and
•adversely affect our ability to minimize expenses of operation.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2020, we held 15 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2020, we owned an interest in the joint ventures that own the hotel components of Pike & Rose and Assembly Row. On January 4, 2021, we acquired our partner's 20% interest in our joint venture arrangement related to the Pike & Rose hotel. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2020, we held the controlling interests in all of our existing co-investments (except the hotel investments discussed above and the investment in the La Alameda shopping center acquired in 2017), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, pandemics, and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.
Natural disasters, climate change and health crises, including the COVID-19 pandemic, could have an adverse impact on our cash flow and operating results.
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
reduce our cash flow, which could impact our ability to pay dividends at the current rate and in the current format or at all or to service our debt; temporarily or permanently reduce the demand for retail or office space; interfere with our business operations by requiring our personnel to work remotely; increase the frequency of cyber-attacks; disrupt supply chains that could be important in our development and redevelopment activities; interfere with potential purchases and sales of properties; impact our ability to pay dividends at the current rate and in the current format or at all; and have other direct and indirect effects that are difficult to predict. Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the duration of stay-at-home and other government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the pandemics' short and long term economic effects, each of which could have a material adverse effect on our business.

An increased focus on metrics and reporting related to corporate responsibility, specifically related to environmental, social and governance ("ESG") factors, may impose additional costs and expose us to new risks.
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. Many of those investors and shareholders look to ESG rating systems that have been developed by third party groups to allow comparisons between companies on ESG factors as they evaluate investment decisions as well as to company disclosures. Although we participate in many of these ratings systems and generally score relatively well in those in which we do participate, we do not participate in, and would not necessarily score well in, all of the available ratings systems. Further, the criteria used in these ratings systems change frequently, and we cannot guaranty that we will be able to score well as criteria change. We supplement our participation in ratings systems with corporate disclosures of our ESG activities but many investors and stakeholders may look for specific disclosures that we do not provide. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors or others compare us against similar companies in our industry and could cause certain investors to be unwilling to invest in our stock which could adversely impact our ability to raise capital.
For more information about the Trust's Corporate Responsibility initiatives, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Responsibility."

Risk Factors Related to our Funding Strategies and Capital Structure
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of December 31, 2020, we had approximately $4.3 billion of debt outstanding. Of that outstanding debt, approximately $486.0 million was secured by all or a portion of 11 of our real estate projects. As of December 31, 2020, approximately 90.7% of our debt is fixed rate or is fixed via interest rate swap agreements, which includes all of our property secured debt and our unsecured senior notes. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;
•limit our ability to make distributions on our outstanding common shares and preferred shares;
•make it difficult to satisfy our debt service requirements;
•require us to dedicate increased amounts of our cash flow from operations to payments on debt upon refinancing or on our variable rate, unhedged debt, if interest rates rise;
•limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business;
•limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopments or other general corporate purposes or to obtain such financing on favorable terms; and/or
•limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.
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
Our revolving credit facility, unsecured term loan, and certain series of notes include financial covenants that may limit our operating activities in the future. We are also required to comply with additional covenants that include, among other things, provisions:
•relating to the maintenance of property securing a mortgage;
•restricting our ability to pledge assets or create liens;
•restricting our ability to incur additional debt;
•restricting our ability to amend or modify existing leases at properties securing a mortgage;
•restricting our ability to enter into transactions with affiliates; and
•restricting our ability to consolidate, merge or sell all or substantially all of our assets.
As of December 31, 2020, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Of our $4.3 billion of debt outstanding as of December 31, 2020, approximately $456.5 million bears interest at a variable rate, of which, $400.0 million is our unsecured term loan that bears interest at a variable rate of LIBOR plus 135 basis points and $56.5 million in mortgages payable that bear interest at a variable rate of LIBOR plus 195 basis points and are effectively fixed through two interest rate swap agreements. We also have a $1.0 billion revolving credit facility, on which no balance was outstanding at December 31, 2020, that bears interest at LIBOR plus 77.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
The phase-out of LIBOR could affect interest rates under our variable rate debt and interest rate swap arrangements.
LIBOR is used as a reference rate for our revolving credit facility, certain mortgage payables, and in our interest rate swap arrangements. On July 27, 2017, the United Kingdom's Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that most U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. At this time, we can not predict the effect of any discontinuance, modification or other reforms to LIBOR, or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. As LIBOR phases out and ceases to exist, we will need to agree upon a benchmark replacement index with the bank, and as such the interest rate on our revolving credit facility and certain mortgage payables may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. Furthermore, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.
Risk Factors Related to our REIT Status and Other Laws and Regulations
Environmental laws and regulations could reduce the value or profitability of our properties.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be responsible for the disposal or treatment of hazardous or toxic substances released on or in properties we own or operate, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property). This liability may be imposed whether or not we knew about, or were responsible for, the presence of hazardous or toxic substances. Further, the presence of contamination on our properties or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole.

In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development or redevelopment projects without a corresponding increase in revenues, which may adversely affect our financial condition, results of operations and cash flows.
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
If we fail to qualify as a REIT:
•we would not be allowed a deduction for distributions to shareholders in computing taxable income;
•we would be subject to federal income tax at regular corporate rates;
•unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;
•we could be required to pay significant income taxes, which would substantially reduce the funds available for investment or for distribution to our shareholders for each year in which we failed or were not permitted to qualify; and
•we would no longer be required by law to make any distributions to our shareholders.
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
Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service (“IRS”) and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. In particular, additional technical corrections legislation and implementing regulations may be enacted or promulgated in response to the Tax Cuts and Job Acts of 2017 (the "Act"), and substantive legislative changes to the Act are also possible. In response to the COVID-19 pandemic, multiple pieces of legislation have already been enacted, including the 2020 CARES Act, and there have also been significant issuances of regulatory and other guidance, and further legislative enactments and other IRS or Treasury action is possible. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Accordingly, such new legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to us and our investors of such qualification.
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
Certain provisions contained in our declaration of trust and bylaws and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the shareholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:
•the REIT ownership limit described above;
•authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by the Board of Trustees;
•special meetings of our shareholders may be called only by the chairman of the board, the chief executive officer, the president, by one-third of the trustees or by shareholders possessing no less than 25% of all the votes entitled to be cast at the meeting;
•the Board of Trustees, without a shareholder vote, can classify or reclassify unissued shares of beneficial interest, including the reclassification of common shares into preferred shares and vice-versa;
•a two-thirds shareholder vote is required to approve some amendments to the declaration of trust; and
•advance-notice requirements for proposals to be presented at shareholder meetings.
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
As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:
•our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and
•non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.
In these circumstances, we might have to borrow funds on terms we might otherwise find unfavorable and we may have to borrow funds even if our management believes the market conditions make borrowing financially unattractive. Current tax law also allows us to pay a portion of our distributions in shares instead of cash.

General Risk Factors
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
As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:
•general economic and financial market conditions;
•level and trend of interest rates;
•our ability to access the capital markets to raise additional capital;
•the issuance of additional equity or debt securities;
•changes in our funds from operations (“FFO”) or earnings estimates;
•changes in our credit or analyst ratings;
•our financial condition and performance;
•market perception of our business compared to other REITs; and
•market perception of REITs, in general, compared to other investment alternatives.
We cannot assure you we will continue to pay dividends in the current composition or at historical rates.
Our ability to continue to pay dividends on our common shares at historical rates or to increase our common share dividend rate, and our ability to pay preferred share dividends and service our debt securities, will depend on a number of factors, including, among others, the following:
•our financial condition and results of future operations;
•the performance by our tenants under their contractual lease agreements;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
If we do not maintain or increase, or if we change the composition of the dividend on our common shares, it could have an adverse effect on the market price of our common shares and other securities. Any preferred shares we may offer in the future may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common shares. Conversely, payment of dividends on our common shares may be subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

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
We rely extensively on information technology systems to process transactions and manage our business, and our business is at risk from and may be impacted by cyber attacks. These could include attempts to gain unauthorized access to our data and computer systems as well as attacks on third party's information technology systems that we rely on to provide important information technology services relating to key business functions, such as payroll. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, multi-factor authentication, frequent password change events, firewall detection systems, anti-virus software in-place, frequent backups, a redundant data system for core applications and penetration testing; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cyber attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2020, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 101 predominantly retail real estate projects comprising approximately 23.4 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2020 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2020, we had approximately 2,800 commercial leases and 2,700 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 3.6% of our annualized base rent as of December 31, 2020. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 101 real estate projects are located in 11 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2020.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	20	5,496,000	23.5%
Maryland(1)	20	4,397,000	18.8%
Virginia	17	3,726,000	15.9%
Pennsylvania(2)	10	2,216,000	9.5%
Massachusetts	8	1,988,000	8.5%
New Jersey	7	1,893,000	8.1%
New York	7	1,374,000	6.0%
Florida	3	799,000	3.4%
Illinois	4	798,000	3.4%
Connecticut	3	357,000	1.5%
Michigan	1	215,000	0.9%
District of Columbia	1	119,000	0.5%
Total	101	23,378,000	100.0%
(1)Additionally, we acquired two mortgages in September 2020 with a net carrying value of approximately $9.6 million secured by a shopping center in Rockville, Maryland.
(2)Additionally, we own two participating mortgages with a net carrying value of approximately $30.3 million secured by multiple buildings in Manayunk, Pennsylvania.
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2020, represented approximately 10.3% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2020 for each of the 10 years beginning with 2021 and after 2030 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2020.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2021	1,490,000	7%	$50,066,000	8%
2022	2,785,000	13%	72,388,000	11%
2023	2,288,000	11%	69,085,000	11%
2024	3,280,000	15%	84,926,000	14%
2025	2,465,000	12%	72,881,000	12%
2026	1,659,000	8%	50,531,000	8%
2027	1,457,000	7%	56,154,000	9%
2028	1,281,000	6%	39,264,000	6%
2029	1,334,000	6%	44,126,000	7%
2030	1,193,000	6%	40,297,000	6%
Thereafter	1,857,000	9%	50,087,000	8%
Total	21,089,000	100%	$629,805,000	100%
During 2020, we signed leases for a total of 1,756,000 square feet of retail space including 1,666,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 3% on a cash basis. New leases for comparable spaces were signed for 595,000 square feet at an average rental increase of 4% on a cash basis. Renewals for comparable spaces were signed for 1,071,000 square feet at an average rental increase of 2% on a cash basis. Tenant improvements and incentives for comparable spaces were $31.49 per square foot, of which, $84.12 per square foot was for new leases and $2.25 per square foot was for renewals in 2020.
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
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between annual rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. As a result of accommodations made to certain tenants to help them to stay open during and after the COVID-19 pandemic, we have found it necessary to exercise more judgement in 2020 than in prior years in order to appropriately reflect the comparability of spaces in the calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease and, except for redevelopments, may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as inducement to sign a lease that do not represent building improvements. Costs related to redevelopments require judgment by management in determining what reflects base building costs and thus, is not included in the "tenant improvements and incentives" amount.

Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year. We expect some rental rates to be negatively impacted by the COVID-19 pandemic, which we started experiencing in the second quarter of 2020. We expect the volume for 2021 will be in line with, or potentially exceed our historical averages given a larger amount of current vacancy as a result of COVID-19. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.

The leases signed in 2020 generally become effective over the following two years though some may not become effective until 2023 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2020. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
Azalea South Gate, CA 90280(5)(8)	2014	2017	223,000	$29.15	99%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(5)(8)	1990, 2003, 2006	2017/2018	330,000	$22.77	92%	Food4Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1998	42,000	$55.34	100%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	243,000	$29.89	98%	Sprouts Total Wine & More Rite Aid
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	440,000	$19.04	99%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$28.44	94%	TJ Maxx Dick's Sporting Goods Ross Dress For Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(5)	1948, 1975	2017	71,000	$31.61	78%	CB2 Ingram Book Group Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(5)	2020	2018	100,000	$29.54	100%	Smart & Final Nike Blink Fitness Ross Dress For Less
Hastings Ranch Plaza Pasadena, CA 91107(4)	1958, 1984, 2006, 2007	2017	273,000	$7.88	100%	Marshalls HomeGoods CVS Sears
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	181,000	$35.64	86%	Target Marshalls L.A. Fitness La La Land
Kings Court Los Gatos, CA 95032(4)(6)	1960	1998	81,000	$40.93	100%	Lunardi's CVS
La Alameda Walnut Park, CA 90255(4)(7)(8)	2008	2017	245,000	$26.57	88%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$43.07	84%	Anthropologie Banana Republic Gap
Olivo at Mission Hills Mission Hills, CA 91345(5)	2018	2017	155,000	$31.13	94%	Target 24 Hour Fitness Ross Dress for Less
Plaza Del Sol South El Monte, CA 91733(5)(8)	2009	2017	48,000	$24.01	96%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245(5)(8)	2006-2007, 2016	2011/2013	500,000	$46.02	91%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(4)(6)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	211,000	$15.71	100%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(4)(10)	2002, 2009, 2016, 2020	1997	1,197,000	$53.60	96%	Crate & Barrel H&M Best Buy Splunk Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	95%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Sylmar Towne Center Sylmar, CA 91342(5)(8)	1973	2017	148,000	$16.11	93%	Food4Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$85.20	65%	adidas Old Navy J. Crew
Westgate Center San Jose, CA 95129	1960-1966	2004	648,000	$19.78	97%	Target Nordstrom Rack Nike Factory TJ Maxx
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	264,000	$14.49	82%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$96.19	100%	Saks Fifth Avenue
The Commons at Darien Darien, CT 06820	1920-2009	2013/2018	58,000	$35.70	89%	Equinox Walgreens
			2 Units	N/A	100%
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$30.41	100%	Marshalls Nordstrom Rack DSW Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(5)(11)	1990/1994, 1922-1973, 2018-2020	2015-2017	187,000	$38.99	87%	Cinepolis Theaters Youfit Health Club Planta Restaurant
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$20.56	88%	Winn Dixie CVS L.A. Fitness
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	425,000	$25.40	95%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.37	92%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	280,000	$16.54	91%	Bed, Bath & Beyond Buy Buy Baby Michaels Portillo's
Garden Market Western Springs, IL 60558	1958	1994	139,000	$14.34	99%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.50	92%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	529,000	$55.08	96%	Giant Food Apple Equinox Anthropologie Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	97%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	323,000	$43.15	85%	The Fresh Market Buy Buy Baby Ulta Barnes & Noble
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	98%
Courthouse Center Rockville, MD 20852	1975	1997	37,000	$21.61	81%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$39.02	96%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	208,000	$30.13	87%	Ross Dress For Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	242,000	$21.26	79%	Aldi Dick's Sporting Goods
Laurel Laurel, MD 20707	1956	1986	360,000	$22.90	95%	Giant Food Marshalls L.A. Fitness
Montrose Crossing Rockville, MD 20852(8)	1960-1979, 1996, 2011	2011/2013	368,000	$32.99	93%	Giant Food Marshalls Home Depot Design Center Old Navy Bob's Discount Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	397,000	$15.50	87%	Shoppers Food Warehouse Home Depot Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014, 2018	1982/2007/ 2012	525,000	$37.78	96%	iPic Theater Porsche Uniqlo REI Pinstripes Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852	2014, 2016, 2018	1982/2007	765 units	N/A	97%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$32.04	97%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	268,000	$25.15	96%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)	2006-2007	2006/2007	187,000	$28.65	75%	Dawson's Market CVS Gold's Gym Multiple Restaurants
Rollingwood Apartments Silver Spring, MD 20910	1960	1971	282 units	N/A	95%
THE AVENUE at White Marsh Baltimore, MD 21236(6)(8)	1997	2007	315,000	$26.16	85%	AMC Ulta Old Navy Barnes & Noble
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$50.44	96%
Towson Residential (Flats @703) Baltimore, MD 21236	2017	2007	4,000	$82.83	100%
			105 units	N/A	97%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$32.33	97%
White Marsh Plaza Baltimore, MD 21236	1987	2007	79,000	$21.88	94%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	88,000	$102.39	98%	Balducci's CVS Flower Child
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014, 2018	2005-2011/ 2013	824,000	$32.45	95%	Trader Joe's TJ Maxx AMC LEGOLAND Discovery Center Multiple Restaurants
Assembly Row Residential Somerville, MA 02145(10)	2018	2005-2011	447 units	N/A	91%
Campus Plaza Bridgewater, MA 02324	1970	2004	114,000	$17.21	96%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(8)	1962,1969, 2008	2006-2008	222,000	$12.92	93%	Home Depot Planet Fitness
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	245,000	$16.56	90%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	220,000	$50.21	90%	Roche Bros. CVS
			7 Units	N/A	100%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.31	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$19.36	95%	Big Y Foods TJ Maxx HomeGoods
Saugus Plaza Saugus, MA 01906	1976	1996	166,000	$17.22	100%	Super Stop & Shop Floor & Decor
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	215,000	$12.80	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	408,000	$22.83	91%	Trader Joe's AMC HomeGoods Ulta L.A. Fitness
Brook 35 Sea Grit, NJ 08750(5)(6)(8)	1986, 2004	2014	99,000	$38.59	89%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	261,000	$17.93	79%	Whole Foods Buy Buy Baby
Hoboken Hoboken, NJ 07030(5)(8)(12)	1887-2006	2019/2020	171,000	$55.76	92%	CVS New York Sports Club Sephora Multiple Restaurants
			129 Units	N/A	89%
Mercer Mall Lawrenceville, NJ 08648(4)	1975	2003/2017	551,000	$26.13	87%	Shop Rite Ross Dress for Less Nordstrom Rack Bed, Bath & Beyond REI
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(6)(8)	1988, 1993 & 2007	2014	192,000	$48.35	95%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$23.21	100%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	409,000	$36.04	95%	Island of Gold AMC Kohl's Michaels
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$40.34	88%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	102,000	$18.97	94%	Greenlawn Farms Tuesday Morning Planet Fitness
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	$34.78	74%	Shop Rite
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	266,000	$23.74	90%	Nordstrom Rack Buy Buy Baby Michaels Ulta
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$29.63	83%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	243,000	$27.30	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Field & Stream Macy's Backstage
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	270,000	$14.34	88%	Acme Markets Kohl's L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	294,000	$25.72	97%	Acme Markets Lord & Taylor Michaels L.A. Fitness

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Bala Cynwyd Residential(13) Bala Cynwyd, PA 19004	2020	1993	87 Units	N/A	23%
Flourtown Flourtown, PA 19031	1957	1980	156,000	$23.61	98%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)	1958	1980	126,000	$19.86	81%	Giant Food
Langhorne Square Levittown, PA 19056	1966	1985	223,000	$16.69	94%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	363,000	$22.81	98%	Acme Markets TJ Maxx HomeGoods Barnes & Noble
Northeast Philadelphia, PA 19114	1959	1983	227,000	$18.82	82%	Marshalls Ulta Skechers Crunch Fitness
Town Center of New Britain New Britain, PA 18901	1969	2006	125,000	$9.18	84%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	183,000	$18.44	78%	Marshalls HomeGoods Barnes & Noble
Wynnewood Wynnewood, PA 19096	1948	1996	249,000	$28.81	93%	Giant Food Bed, Bath & Beyond Old Navy DSW
			9 Units	N/A	44%
Virginia
29th Place Charlottesville, VA 22091(8)	1975-2001	2007	168,000	$18.01	92%	HomeGoods DSW Staples
Barcoft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$27.15	92%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	497,000	$26.65	90%	Harris Teeter Kroger Anthropologie Nike Bed, Bath & Beyond Old Navy
Fairfax Junction Fairfax, VA 22030(6)	1981, 1986, 2000	2019/2020	124,000	$25.75	99%	Aldi CVS Planet Fitness
Falls Plaza Falls Church, VA 22046	1960/1962	1967/1972	144,000	$36.66	92%	Giant Food CVS Staples
Graham Park Plaza Fairfax, VA 22042	1971	1983	132,000	$38.42	86%	Giant Food
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$51.66	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.40	83%	Giant Food Petsmart Office Depot
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(6)	1966, 1972,1987 & 2001	2003/2006	564,000	$19.23	96%	Shoppers Food Warehouse TJ Maxx Home Depot Bed, Bath & Beyond Results Fitness
Old Keene Mill Springfield, VA 22152	1968	1976	91,000	$36.34	95%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	228,000	$27.75	98%	Safeway Micro Center CVS Michaels
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	297,000	$37.47	94%	Harris Teeter TJ Maxx Bed, Bath & Beyond DSW

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	172,000	$49.62	91%	TJ Maxx DSW Crunch Fitness Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	111,000	$26.11	88%	L.A. Mart Talbots Total Wine & More
Tyson's Station Falls Church, VA 22043	1954	1978	50,000	$47.97	90%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)	1940, 2006-2009	1995	262,000	$39.92	88%	Harris Teeter AMC Carlyle Grand Café
Willow Lawn Richmond, VA 23230	1957	1983	464,000	$20.49	95%	Kroger Old Navy Ross Dress For Less Gold's Gym Dick's Sporting Goods
Total — Commercial (9)			23,378,000	$29.86	92%
Total —Residential (13)			2,782 units		95%
 _____________________
(1)Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.
(2)Average base rent is calculated as the aggregate, annualized in-place contractual (defined as cash basis excluding rent abatements) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces. Average base rent is for commercial spaces only.
(3)Percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(4)All or a portion of this property is owned pursuant to a ground lease.
(5)We own the controlling interest in this property.
(6)We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(7)We own a noncontrolling interest in this property.
(8)All or a portion of this property is encumbered by a mortgage loan.
(9)Aggregate information is calculated on a GLA weighted-average basis, excluding our La Alameda property, which is unconsolidated.
(10)Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(11)This property includes interests in five buildings in addition to our initial acquisition.
(12)This property includes 39 buildings primarily along Washington Street and 14th Street in Hoboken, New Jersey.
(13)The 87 unit residential building at Bala Cynwyd was delivered in late 2020 and is currently in the process of being leased-up for the first time. Consequently, these units are excluded from our total residential units and percentage leased statistics. If these units were included, our total residential units would be 2,869 and our percentage leased would be 93%.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2020
Fourth quarter	$97.00	$67.01	$1.060
Third quarter	$90.09	$70.69	$1.060
Second quarter	$105.49	$64.11	$1.050
First quarter	$131.56	$65.55	$1.050
2019
Fourth quarter	$141.35	$126.69	$1.050
Third quarter	$137.14	$126.11	$1.050
Second quarter	$139.03	$126.29	$1.020
First quarter	$139.29	$115.09	$1.020
On February 8, 2021, there were 2,307 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 53 consecutive years. The impact of COVID-19 on our cash flow may impact our ability to pay dividends at the current rate, at an increased rate, and in the current format or at all.
Our total annual dividends paid per common share for 2020 and 2019 were $4.21 per share and $4.11 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2021 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2020	2019
Ordinary dividend	$3.452	$4.110
Return of capital	0.758	—
Ordinary dividend eligible for 15% rate	—	—
	$4.210	$4.110

Distributions on our 5.417% Series 1 Cumulative Convertible Preferred Shares were paid at the rate of $1.354 per share per annum commencing on the issuance date of March 8, 2007. Distributions on our 5.0% Series C Cumulative Redeemable Preferred Shares were paid at the rate of $1.250 per depositary share per annum, commencing on the issuance date of September 29, 2017. We do not believe that the preferential rights available to the holders of interest in our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2015, and ending December 31, 2020, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$225
$200
$175
$150
$125
$100
$75
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2020, we did not issue any common shares in connection with the redemption of operating partnership units. Any equity securities sold by us during 2020 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2020, 2,100 restricted common shares were forfeited by former employees.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.
ITEM 6.    SELECTED FINANCIAL DATA
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 10, 2020.

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
Overview
We are an equity real estate investment trust ("REIT") specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 101 predominantly retail real estate projects comprising approximately 23.4 million square feet. In total, the real estate projects were 92.2% leased and 90.2% occupied at December 31, 2020. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 53 consecutive years.
Summary Financial Information
The following table includes select financial information that is helpful in understanding the trends in financial condition and the results of operations discussed throughout this Item 7. and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$832,171	$932,738	$912,287
Property operating income(1)	$545,332	$637,030	$627,566
Gain on sale of real estate, net of tax	$98,117	$116,393	$11,915
Operating income	$289,524	$470,911	$361,636
Net income available for common shareholders	$123,664	$345,824	$233,865
Net cash provided by operating activities	$369,929	$461,919	$516,688
Net cash used in investing activities	$(368,383)	$(316,532)	$(192,247)
Net cash provided by (used in) financing activities	$661,736	$(100,105)	$(241,309)
Earnings per common share, diluted:
Net income available to common shareholders	$1.62	$4.61	$3.18
Dividends declared per common share	$4.22	$4.14	$4.04
Other Data:
Funds from operations available to common shareholders (2)	$333,849	$465,819	$461,777
Funds from operations available for common shareholders, per diluted share (2)	$4.38	$6.17	$6.23
EBITDAre(3)	$501,813	$599,567	$595,558
Ratio of EBITDAre to combined fixed charges and preferred share dividends(3)(4)	2.7x	4.2x	4.2x

	As of December 31,
	2020	2019	2018
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$8,582,870	$8,298,132	$7,819,472
Total assets	$7,607,624	$6,794,992	$6,289,644
Total debt	$4,291,375	$3,356,594	$3,229,204
Total shareholders’ equity	$2,548,747	$2,636,132	$2,467,330
Number of common shares outstanding	76,727	75,541	74,250
(1)Property operating income is a non-GAAP measure. See "Results of Operations" in this Item 7. for further discussion.
(2)Funds from operations "FFO" is a supplemental non-GAAP measure. See "Liquidity and Capital Resources" in this Item 7. for further discussion.
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
The reconciliation of net income to EBITDAre for the periods presented is as follows:

	2020	2019	2018
	(In thousands)
Net income	$135,888	$360,542	$249,026
Interest expense	136,289	109,623	110,154
Other interest income	(1,894)	(1,266)	(942)
Early extinguishment of debt	11,179	—	—
(Benefit) provision for income tax	(194)	772	1,521
Depreciation and amortization	255,027	239,758	244,245
Gain on sale of real estate	(98,117)	(116,779)	(13,560)
Impairment charge	57,218	—	—
Adjustments of EBITDAre of unconsolidated affiliates	6,417	6,917	5,114
EBITDAre	$501,813	$599,567	$595,558
(4) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $11.2 million early extinguishment of debt charge from fixed charges in 2020, the ratio of EBITDAre to combined fixed charges and preferred share dividends is 2.9x. Excluding the $11.9 million charge related to the buyout of the Kmart lease at Assembly Square Marketplace in 2019, our ratio of EBITDAre to combined fixed charges and preferred share dividends remained 4.2x.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the COVID-19 pandemic. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic and in response to the rapid spread of the virus, state, and local governments issued orders and recommendations to attempt to reduce the further spread of the disease. Such orders included shelter-in-place orders, travel restrictions, limitations on public gatherings, school closures, social distancing requirements and the closure of all but critical and essential businesses and services. These orders required closure of all of our corporate offices as non-essential businesses. Except for those employees who were critical to providing the necessary day-to-day property management functions required to keep our properties open and operating for essential businesses such as grocery stores and drug stores, and a few employees who were needed to carry out critical corporate functions, we transitioned our entire workforce to remote work in March 2020. Although some of our corporate offices have reopened with capacity limitations, approximately 75% of our workforce continues to work remotely on a regular basis. We have not laid off, furloughed, or terminated any employees nor have we modified the compensation of any or our employees as a result of COVID-19, and the transition to a largely remote workforce has not had any material adverse impact on our financial reporting systems, our internal controls, or disclosure controls and procedures.
The government imposed restrictions also required a significant number of tenants who do business in our properties, but were considered non-essential, to close their operations or to significantly limit the amount of business they are able to conduct in their stores. These closures and restrictions have impacted the tenants’ ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. As a result, our cash flow and results of operations in 2020 were materially adversely impacted and our vacancy increased above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions will position many of our tenants to be able to return to payment of contractual rent as soon as possible after the impacts from the pandemic have subsided.
Given the impact to our cash flow caused by tenants not timely paying contractual rent, we took actions to improve our financial position and maximize our liquidity. Those actions included raising $1.1 billion in May 2020 through a $400.0 million term loan and the issuance of $700.0 million of senior unsecured notes, amending the covenants on our revolving credit facility to provide us operating flexibility during the expected period during which our cash flow will be impacted, and raising an additional $400.0 million of senior unsecured notes in October 2020. Throughout the last three quarters of 2020, we maintained levels of cash significantly in excess of the cash balances we have historically maintained which has adversely impacted our financial results; however, we believe that such action was prudent to position us with what we expect to be sufficient liquidity to allow us to continue fully operating until our operating revenues return to more typical levels. As of December 31, 2020, there is no outstanding balance on our $1.0 billion revolving credit facility, and we have cash and cash equivalents of $798.3 million.

Given the adverse impact on our cash flow, we did not commence any significant new capital projects during 2020 and we stopped, at least temporarily, portions of our capital spend that could be stopped. We did, however, continue investing in a number of our larger projects which were in the middle of construction and could not be stopped without causing material adverse financial impact to the company.
Additional discussion of the impact of COVID-19 on our results in 2020 and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.
Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities.
Our development activities have been heavily focused on owning, developing and operating properties that are certified under the U.S. Green Building Council’s® (“USGBC”) Leadership in Energy and Environmental Design™ (LEED®) rating system which serves as a third-party verification that a building or community was designed and built to mitigate its environmental footprint. We currently have 15 LEED certified buildings and our Pike & Rose project has achieved LEED for Neighborhood Development Stage 3 Gold certification. The COVID-19 pandemic has also increased our focus on owning, developing and operating healthier buildings. To that end, our new corporate headquarters space at our 909 Rose Avenue building has earned a Fitwel certification developed by the U.S. Centers for Disease Control and Prevention (CDC) together with the General Services Administration (GSA). This certification assesses a building’s impact on seven distinct categories related to overall health and well-being. These development efforts earned us the Sector Leader Development designation in 2020 from the Global Real Estate Environmental Sustainability Benchmark (“GRESB”) and enabled us to issue our first green bond in 2020, a $400.0 million offering that will be supported by certain of our LEED gold and silver certified buildings. See Note 5 to the consolidated financial statements.
We are also committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization. As an example, under our solar program that we started in 2012, we have installed on-site solar systems at 25 of our properties with a capacity of over 13 MW and we anticipate adding solar installations at several more of our properties over the next few years to further our ability to source energy from renewable sources. Our current capacity placed us in the top 5 among real estate companies for onsite capacity in the Solar Energy Industry Association’s annual Solar Means Business Report. We are also actively upgrading lighting at our properties with energy efficient LED lighting and installing electric vehicle car charging stations in numerous properties throughout our portfolio. Currently, we are evaluating the risks presented by climate change to help us better understand potential actions we could take to help mitigate our portfolio’s environmental footprint while protecting our long-term investments.
We are also highly committed to our employees and fostering a work environment that promotes growth, development and personal well-being. Our four core values are accountability, excellence, innovation and integrity and we seek to attract and retain talented professionals who embrace those values. All of our efforts with respect to corporate responsibility are overseen by our Board of Trustees.
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
In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2020, we have entered into rent deferral agreements and rent abatement agreements related to the COVID-19 pandemic representing approximately $36 million and $35 million, respectively, of rent otherwise owed during the year ended December 31, 2020, and continue negotiations with other tenants.
When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $8.3 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. This includes initially ordering closures of nonessential business and ordering residents to generally stay at home, subsequent phased re-openings, and during the fourth quarter of 2020, additional closures and capacity limitations as infection levels increased in certain areas. These actions, along with the general concern over the spread of COVID-19, have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the year ended December 31, 2020, we recognized collectibility related adjustments of $106.6 million. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19, as well as the write-off of $12.7 million of straight-line rent receivables primarily related to tenants changed to a cash basis of revenue recognition during the year ended December 31, 2020. As of December 31, 2020, the revenue from approximately 35% of our tenants (based on total number of commercial leases) is being recognized on a cash basis. As of December 31, 2020 and 2019, our straight-line rent receivables balance was $103.3 million and $100.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $404 million and $9 million, respectively, for 2020 and $352 million and $9 million, respectively, for 2019. We capitalized external and internal costs related to other property improvements of $64 million and $3 million, respectively, for 2020 and $80 million and $3 million, respectively, for 2019. We capitalized external and internal costs related to leasing activities of $11 million and $2 million, respectively, for 2020 and $24 million and $2 million, respectively, for 2019. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $9 million, $3 million, and $2 million, respectively, for 2020 and $8 million, $3 million, and $2 million, respectively, for 2019. Total capitalized costs were $494 million for 2020 and $471 million for 2019, respectively.
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
Variable Interest Entities (VIEs) and Consolidation
We have 17 entities that meet the criteria of a VIE and are consolidated. Net real estate assets related to VIEs included in our consolidated balance were approximately $1.4 billion and $1.5 billion as of December 31, 2020 and 2019, respectively, and mortgage payables related to VIEs included in our consolidated balance sheets were approximately $413.7 million and $469.2 million, as of December 31, 2020 and 2019, respectively. In addition, we hold equity method investments in two hotel joint ventures and one shopping center which are considered variable interests in a VIE as of December 31, 2020. On January 4, 2021, we acquired our partner's interest in the Pike & Rose hotel joint venture. See Note 15 to the consolidated financial statements for additional details of this transaction. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The determination of the power to direct the activities that most significantly impact economic performance requires judgment and is impacted by numerous factors including the purpose of the VIE, contractual rights and obligations of variable interest holders, and mechanisms for the resolution of disputes among the variable interest holders.
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
2020 Property Acquisitions, Dispositions, and Impairment

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
January 10, 2020	Fairfax Junction	Fairfax, Virginia	49,000	$22.3	(1)
February 12, 2020	Hoboken (2 mixed-use buildings)	Hoboken, New Jersey	12,000	$14.3	(2)

(1) This property is adjacent to, and will be operated as part of the property acquired in 2019. The purchase price was paid with a combination of cash and the issuance of 163,322 downREIT operating partnership units. Approximately $0.5 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
(2) The purchase price includes the assumption of $8.9 million of mortgage debt, and is in addition to the 37 buildings previously acquired in 2019, and was completed through the same joint venture. Less than $0.1 million and approximately $3.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured. The mortgage was not repaid, and thus the lender declared the loan in default. We evaluated our long-term plans for the property, taking into account current market conditions and prospective development and redevelopment returns, as well as the impact of COVID-19 on the revenue prospects for the property, and concluded we did not expect to move forward with the planned redevelopment or repay the mortgage balance, and thus, did not expect to be long term holders of the asset. Given these expectations, we recorded an impairment charge of $57.2 million during the third quarter of 2020.
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
On December 31, 2020, we sold The Shops at Sunset Place for $65.5 million and repaid the mortgage loan. The resulting gain of $9.2 million is included in the cumulative 2020 gain of $98.1 million noted in the disposals below.
During the year ended December 31, 2020, we sold three properties (including The Shops at Sunset Place discussed above) and one building for a total sales price of $186.1 million, which resulted in a gain of $98.1 million.
During the year ended December 31, 2020, we closed on the sale of the remaining two condominium units at our Pike & Rose property, receiving proceeds net of closing costs of $2.1 million.
2020 Significant Debt and Equity Transactions
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
The $700.0 million of unsecured senior notes issued in May 2020 comprise a $300.0 million reopening of our 3.95% of senior notes maturing on January 15, 2024 and a $400.0 million issuance of 3.50% senior notes maturing on June 1, 2030. The 3.95% senior notes were offered at 103.257% of the principal amount with a yield to maturity of 2.944%, and have the same terms and are of the same series as the $300.0 million senior notes issued on December 9, 2013. The 3.50% senior notes were offered at 98.911% of the principal amount with a yield to maturity of 3.630%. Our net proceeds from these transactions after the net issuance premium, underwriting fees, and other costs were $700.1 million.
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured and was not repaid. The lender declared the loan in default until the non-recourse loan was repaid as part of the sale of the property on December 31, 2020. The default did not trigger a cross default with any other indebtedness. The repayment amount including accrued interest and fees, net of $4.5 million of escrows was $58.5 million.
On October 13, 2020, we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%. The notes were offered at 99.339% of the principal amount with a yield to maturity of 1.379%. The net proceeds of the notes, or "green bonds," after issuance discount, underwriting fees, and other costs were approximately $394.2 million, and will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED Silver, Gold, or Platinum certification (or environmentally equivalent successor standards). Net proceeds allocated to previously incurred costs associated with eligible green projects will be available for repayment of indebtedness.
On December 15, 2020, we repaid our $250.0 million 2.55% notes prior to the original maturity date of January 15, 2021 at par. The redemption price of $252.7 million included accrued but unpaid interest of $2.7 million.
On December 17, 2020, we acquired one of our partner's preferred and common interests in the partnership that owns our Plaza El Segundo property for $7.3 million, bringing our ownership to approximately 78.2%.
On December 31, 2020, we repaid our $250.0 million 3.00% notes prior to the original maturity date of August 1, 2022. The redemption price of $263.5 million included a make-whole premium of $10.4 million and accrued but unpaid interest of $3.1 million. The "early extinguishment of debt" charge in 2020 of $11.2 million includes the make-whole premium and the write off of the unamortized discount and debt issuance fees.
On December 31, 2020, we also repaid the $3.6 million mortgage loan on 29th Place, at par, prior to its original maturity date.
We have an at-the-market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2020, we sold 1,080,804 common shares at a weighted average price per share of $92.51 for net cash proceeds of $98.8 million including paying $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of December 31, 2020, we had the capacity to issue up to $28.4 million in common shares under our ATM equity program.
2021 Transactions
On January 4, 2021, we acquired our partner's 20% interest in our joint venture arrangement related to the Pike & Rose hotel for $2.3 million, and repaid the $31.5 million mortgage loan. As a result of the transaction, we gained control of the hotel portion of this property, and effective January 4, 2021, we have consolidated this asset.
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Town Center, at par, prior to its original maturity date.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property development and redevelopments, and
•expansion of our portfolio through property acquisitions.
While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. However, our occupancy levels and ability to increase rental rates will be adversely impacted in the short-term as a result of COVID-19. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2020, no single tenant accounted for more than 3.6% of annualized base rent.
Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. This includes initially ordering closures of nonessential business and ordering residents to generally stay at home, subsequent phased re-openings, and during the fourth quarter of 2020, additional closures and capacity limitations as infection levels increased in certain areas. These actions, along with the general concern over the spread of COVID-19 have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As of January 31, 2021, approximately 98% of our retail tenants were open. These economic hardships have adversely impacted our business, and had a negative effect on our financial results during 2020. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, however, many tenants did not pay rents and other charges during the second quarter of 2020. Subsequently, in the second half of 2020, a portion of our tenants have resumed paying their rent and/or other charges as their businesses were able to reopen; however government mandated restrictions are still in order in many of our markets. Our percentage of contractual rent collected each quarter has continued to increase since the low point in April 2020, including some tenants paying past due amounts. As of December 31, 2020, we have entered into agreements with approximately 32% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely through 2021, although some extend beyond, and negotiations with other tenants are still ongoing. While increasing cash collection rates is a positive trend driven by government mandated restrictions gradually being lifted, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels, which will continue to adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to participate in the resulting economic recovery.

We continue to have several development projects in process, albeit at a slower pace due to COVID-19 related restrictions, being delivered as follows:
•In the 1st quarter of 2020, we delivered the fully leased eight story, 301,000 square foot office building at Santana Row.
•The first phase of construction on the 12 acres of land that we control across from Santana Row includes an eight story 376,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million with openings beginning in 2022.
•Phase III of Assembly Row includes 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in 2021.
•At Pike & Rose, we have continued construction on a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space), and includes over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million. At December 31, 2020, approximately 61,000 square feet of office space has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.
•Our properties are located primarily in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $320 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of openings and rent starts will be dependent upon the duration of governmental restrictions and the duration and severity of the economic impacts of COVID-19.
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
At December 31, 2020, the leasable square feet in our properties was 92.2% leased and 90.2% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.

Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2020 and the comparison of 2020 and 2019, all or a portion of 95 properties were considered comparable properties and seven were considered non-comparable properties. For the year ended December 31, 2020, two properties and two portions of properties were moved from non-comparable to comparable properties, two properties and one portion of a property were removed from comparable properties and one property was removed from non-comparable properties as they were sold during 2020, one property was moved from acquisitions to non-comparable properties, and one property was moved from comparable to non-comparable properties, compared to the designations as of December 31, 2019. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019

			Change
	2020	2019	Dollars	%
	(Dollar amounts in thousands)
Rental income	$832,171	$932,738	$(100,567)	(10.8)%
Mortgage interest income	3,323	3,050	273	9.0%
Total property revenue	835,494	935,788	(100,294)	(10.7)%
Rental expenses	170,920	187,831	(16,911)	(9.0)%
Real estate taxes	119,242	110,927	8,315	7.5%
Total property expenses	290,162	298,758	(8,596)	(2.9)%
Property operating income (1)	545,332	637,030	(91,698)	(14.4)%
General and administrative expense	(41,680)	(42,754)	1,074	(2.5)%
Depreciation and amortization	(255,027)	(239,758)	(15,269)	6.4%
Impairment charge	(57,218)	—	(57,218)	100.0%
Gain on sale of real estate, net of tax	98,117	116,393	(18,276)	(15.7)%
Operating income	289,524	470,911	(181,387)	(38.5)%
Other interest income	1,894	1,266	628	49.6%
Interest expense	(136,289)	(109,623)	(26,666)	24.3%
Early extinguishment of debt	(11,179)	—	(11,179)	100.0%
Loss from partnerships	(8,062)	(2,012)	(6,050)	300.7%
Total other, net	(153,636)	(110,369)	(43,267)	39.2%
Net income	135,888	360,542	(224,654)	(62.3)%
Net income attributable to noncontrolling interests	(4,182)	(6,676)	2,494	(37.4)%
Net income attributable to the Trust	$131,706	$353,866	$(222,160)	(62.8)%
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

Property Revenues
Total property revenue decreased $100.3 million, or 10.7%, to $835.5 million in 2020 compared to $935.8 million in 2019. The percentage occupied at our shopping centers was 90.2% at December 31, 2020 compared to 92.5% at December 31, 2019. The most significant driver of the decrease in property revenues is the impact of COVID-19, as many of our tenants were forced to temporarily or in some cases permanently close their businesses, resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectiblity related impacts. Rental income decreased $100.6 million, or 10.8%, to $832.2 million in 2020 compared to $932.7 million in 2019 due primarily to the following:
•higher collectibility related impacts including rent abatements across all properties of $102.1 million primarily the result of COVID-19 impacts. This includes the write-off of $12.7 million of straight-line receivables primarily related to tenants who were changed to cash basis of revenue recognition during the year ended December 31, 2020.
•a decrease of $24.6 million at comparable properties due primarily to lower average occupancy rates of approximately $18.0 million, lower parking income and percentage rent of of $6.3 million primarily due to the impacts from COVID-19 related closures, lower recoveries of $5.3 million primarily the result of lower snow removal expense and utilities, and lower termination fee and legal fee income of $1.3 million, partially offset by higher rental rates of approximately $9.3 million, and

•decrease of $14.4 million from property sales,
partially offset by
•and increase of $19.7 million from non comparable properties driven by the opening of our new office building at Santana Row in early 2020 and the opening of Freedom Plaza in 2020 and
•an increase of $19.5 million from acquisitions of Hoboken during the second half of 2019 and early 2020, and Georgetowne Shopping Center in November 2019.
Property Expenses
Total property expenses decreased $8.6 million, or 2.9%, to $290.2 million in 2020 compared to $298.8 million in 2019. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $16.9 million, or 9.0%, to $170.9 million in 2020 compared to $187.8 million in 2019. This decrease is primarily due to the following:
•an $11.9 million charge in 2019 related to the buyout of a lease at Assembly Square Marketplace,
•a decrease of $9.5 million from comparable properties due to lower snow removal expenses, and lower repairs and maintenance, management fees, and utilities primarily driven by the impact of COVID-19 partially offset by an increase in insurance costs, and
•a decrease of $2.2 million from our property sales,
partially offset by
•an increase of $2.8 million from acquisitions of Hoboken during the second half of 2019 and early 2020, and Georgetowne Shopping Center in November 2019, and
•an increase of $2.5 million from non comparable properties driven by the opening of our new office building at Santana Row in early 2020 and the opening of Freedom Plaza in 2020.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.5% for the year ended December 31, 2020 from 20.1% for the year ended December 31, 2019.
Real Estate Taxes
Real estate tax expense increased $8.3 million, or 7.5% to $119.2 million in 2020 compared to $110.9 million in 2019 due primarily to the following:
•an increase of $3.8 million from comparable properties due to higher current year assessments, and tax refunds recorded in 2019 from a multi-year appeal and reassessment at three of our properties,
•an increase of $3.1 million from acquisitions of Hoboken during the second half of 2019 and early 2020 and Georgetowne Shopping Center in November 2019, and
•an increase of $2.3 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, partially offset by
•a decrease of $0.8 million from our property sales.
Property Operating Income
Property operating income decreased $91.7 million, or 14.4%, to $545.3 million in 2020 compared to $637.0 million in 2019. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related impacts, lower percentage rent, and lower parking income; as well as the impact of property sales, partially offset by the opening of our new office building at Santana Row in early 2020, property acquisitions, and the prior year charge related to the buyout of a lease at Assembly Square Marketplace.

Other Operating

General and Administrative Expense
General and administrative expense decreased $1.1 million, or 2.5%, to $41.7 million in 2020 from $42.8 million in 2019. This decrease is due primarily to lower personnel related costs and COVID-19 impacts including office closures and cancellations of all non-essential business travel and company events.
Depreciation and Amortization
Depreciation and amortization expense increased $15.3 million, or 6.4%, to $255.0 million in 2020 from $239.8 million in 2019. The increase is due primarily to property acquisitions, the opening of our new office buildings at Santana Row in early 2020, and the write off of lease related assets for vacating tenants, partially offset by property sales.
Impairment Charge
The $57.2 million impairment charge for the year ended December 31, 2020 relates to The Shops at Sunset Place. See Note 3 to the consolidated financial statements for further discussion.
Gain on Sale of Real Estate, Net of Tax
The $98.1 million gain on sale of real estate, net of tax for the year ended December 31, 2020 is due to the sale of three properties and one building.
The $116.4 million gain on sale of real estate, net for the year ended December 31, 2019 is primarily due to the following:
•$85.1 million related to the sale under the threat of condemnation of 11.7 acres of San Antonio Center,
•$28.3 million related to the sale of three properties and one land parcel, and
•$2.6 million net gain related to condominium unit sales that have closed at our Assembly Row and Pike & Rose properties.
Operating Income
Operating income decreased $181.4 million, or 38.5%, to $289.5 million in 2020 compared to $470.9 million in 2019. This decrease is due primarily due to the impact of COVID-19, which resulted in higher collectibility related impacts, the impairment charge related to The Shops at Sunset Place, a lower net gain on the sale of real estate, and the impact of property sales, lower percentage rent, and lower parking income, partially offset by the opening of our new office building at Santana Row in early 2020, property acquisitions, the prior year charge related to the buyout of a lease at Assembly Square Marketplace, and lower personnel related costs which were largely due to the impact of COVID-19.
Other
Interest Expense
Interest expense increased $26.7 million, or 24.3%, to $136.3 million in 2020 compared to $109.6 million in 2019. This increase is due primarily to the following:
•an increase of $20.2 million from higher borrowings in response to the COVID-19 pandemic (see further     discussions in "2020 Significant Debt and Equity Transactions" in Part II, Item 7 of the Annual Report) and
•an increase of $13.0 million due to higher weighted average borrowings primarily from the $400 million issuance of our 3.20% notes in 2019, and $106.9 million of mortgage loans associated with our Hoboken acquisitions, partially offset by
•a decrease of $3.7 million due to a lower overall weighted average borrowing rate, and
•an increase of $2.9 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Pike & Rose.
Gross interest costs were $159.7 million and $130.1 million in 2020 and 2019, respectively. Capitalized interest was $23.4 million and $20.5 million in 2020 and 2019, respectively.

Early Extinguishment of Debt
The $11.2 million early extinguishment of debt for the year ended December 31, 2020 relates to the make-whole premium paid as part of the early redemption of our 3.00% senior notes on December 31, 2020 and the related write-off of the unamortized discount and debt fees.
Loss from Partnerships
Loss from partnerships increased to $8.1 million in 2020 compared to $2.0 million in 2019. The increase is primarily due to our share of losses from our hotel investments at Assembly Row and Pike & Rose, largely the result of COVID-19 related reductions in travel.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased to $4.2 million in 2020 compared to $6.7 million in 2019. The decrease is driven by lower net income at our partnership properties primarily due to the impact of COVID-19, partially offset by higher income attributable to our operating partnership units due to additional downREIT operating partnership units issued in connection with the acquisition of Fairfax Junction in January 2020.

Discussions of year-to-year comparisons between 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 10, 2020.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2020 were approximately $325.4 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). In 2020, our dividends were funded not only by cash from operations but also other sources of liquidity. We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
We are currently experiencing lower levels of cash from operations due to lower rent collections from tenants impacted by the COVID-19 pandemic (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps during the last several months to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times. Throughout the last three quarters of 2020, we have maintained levels of cash significantly in excess of the cash balances we have historically maintained. In March 2020, we borrowed $990.0 million under our revolving credit facility, representing a draw-down of almost the entirety of our $1.0 billion credit facility. In May 2020, we entered into a $400.0 million unsecured term loan and issued $700.0 million of fixed rate unsecured senior notes for combined net proceeds of $1.1 billion. We subsequently repaid the outstanding balance on our revolving credit facility and amended how certain covenants are calculated to provide us more operating flexibility. Additionally, on October 13, 2020, we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%. During the fourth quarter 2020, we raised $98.8 million under our ATM equity program after fees and other costs. As of December 31, 2020, there is no outstanding balance on our $1.0 billion unsecured revolving credit facility, we had cash and cash equivalents of $798.3 million, and we had the capacity to issue up to $28.4 million in common shares under the ATM program.
For the year ended 2020, the weighted average amount of borrowings outstanding on our revolving credit facility was $138.5 million, and the weighted average interest rate, before amortization of debt fees, was 1.5%.
Subsequent to December 31, 2020, we repaid one mortgage loan, resulting in only $7.9 million of debt maturing in 2021, excluding our $400.0 million term loan, which may be extended for an additional twelve months at our option.
Our overall capital requirements during 2021 will be impacted by the extent and duration of COVID-19 related closures, impacts on our cash collections, and overall economic impacts including any halts to construction activities that might occur. It will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment, as we continue to invest in the current phase of these projects and are not expecting COVID-19 related halts in construction activities as we experienced in 2020. With respect to other capital investments related to our existing properties, we expect to incur levels more consistent with prior years with an overall increase compared to 2020.
We believe that the cash on our balance sheet together with rents we collect, as well as our $1.0 billion revolving credit facility will allow us to continue to operate our business in the near-term. Given our recent ability to access capital markets, we also expect debt or equity to be available to us. We may also further delay the timing of certain development and redevelopment projects, as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
While the COVID-19 pandemic has negatively impacted our business during the year ended December 31, 2020, and we expect it will continue to negatively impact our business in the short term, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash provided by operating activities	$369,929	$461,919
Cash used in investing activities	(368,383)	(316,532)
Cash provided by (used in) financing activities	661,736	(100,105)
Increase in cash and cash equivalents	663,282	45,282
Cash, cash equivalents, and restricted cash, beginning of year	153,614	108,332
Cash, cash equivalents, and restricted cash, end of year	$816,896	$153,614

Net cash provided by operating activities decreased $92.0 million to $369.9 million during 2020 from $461.9 million during 2019. The decrease was primarily attributable to lower net income before non-cash items and the timing of cash receipts, both largely driven by impacts of the COVID-19 pandemic and payments of annual real estate tax recovery billings.
Net cash used in investing activities increased $51.9 million to $368.4 million during 2020 from $316.5 million during 2019. The increase was primarily attributable to:
•a $138.5 million decrease in proceeds from sales of real estate, resulting from the sale of three properties, one building, and the two remaining condominium units at our Pike & Rose property in 2020, as compared to the sale under the threat of condemnation of a portion of San Antonio Center and the sale of three properties, one land parcel, and the sale of 43 condominiums at our Assembly Row and Pike & Rose properties in 2019,
•a $81.6 million increase in capital expenditures and leasing costs as we continue to invest in Pike & Rose, Assembly Row, Santana Row and other redevelopments,
•$12.9 million for net costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019, and
•a $9.6 million acquisition of two loans secured by a shopping center in Rockville, Maryland, that is owned by a third party, partially offset by
•a $194.9 million decrease in acquisitions of real estate, primarily due to the acquisitions of Georgetowne Shopping Center, 37 mixed-use buildings in Hoboken, New Jersey, and Fairfax Junction in 2019, partially offset by the acquisition of two additional buildings in Hoboken, New Jersey in 2020.
Net cash provided by financing activities increased $761.8 million to $661.7 million during 2020 from $100.1 million used in during 2019. The increase was primarily attributable to:
•a $694.4 million increase due to net proceeds of $700.1 million from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020, and $394.2 million from the issuance of $400.0 million of 1.25% unsecured senior notes in October 2020, as compared to $399.9 million in net proceeds from the issuance of $300.0 million of 3.20% senior unsecured notes in June 2019 and an additional $100.0 million of the same series in August 2019,
•$398.7 million in net proceeds from our unsecured term loan in May 2020, and

•a $230.8 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the repayment of our $275.0 million unsecured term loan in June 2019 and the $20.3 million payoff of the mortgage loan on Rollingwood Apartments in January 2019, partially offset by the $60.6 million payoff of the mortgage loan on The Shops at Sunset Place in December 2020 and the $3.6 million payoff of the mortgage loan on 29th Place, both in December 2020, partially offset by
•$510.4 million from the December 2020 redemptions of our our $250.0 million 2.55% unsecured senior notes and our $250.0 million 3.00% unsecured senior notes, with a make-whole premium of $10.4 million,
•$43.9 million decrease in net proceeds from the issuance of 1.1 million common shares under our ATM program at a weighted average price of $92.51 during 2020, as compared to 1.1 million common shares at weighted average price of $134.71 in 2019, and
•a $10.9 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding.
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2020:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,308,505	$428,777	3,879,728
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	53,341	33,943	19,398
Lease obligations (minimum rental payments) (3)	355,687	10,877	344,810
Redevelopments/capital expenditure contracts	356,068	328,548	27,520
Real estate commitments (4)	100,100	—	100,100
Total estimated cash requirements	$5,173,701	$802,145	$4,371,556
 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 3.32% as of December 31, 2020.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.59% as of December 31, 2020. $25.2 million of the requirements in the next twelve months was repaid when we acquired our partners' share of the Pike & Rose hotel joint venture on January 4, 2021. See Note 15 to the consolidated financial statements for additional information.
(3)This includes minimum rental payments related to both finance and operating leases.
(4)This includes the liability related to the sale under threat of condemnation at San Antonio Center as further discussed in Note 3 and Note 7 to the consolidated financial statements.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2020, our estimated liability upon exercise of the put option would range from approximately $69 million to $72 million.
(b) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2020, a total of 744,617 operating partnership units are outstanding.
(c) Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from approximately $28 million to $35 million.

(d) The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
(e) Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from $5 million to $6 million.
(f) At December 31, 2020, we had letters of credit outstanding of approximately $4.7 million.

Off-Balance Sheet Arrangements
At December 31, 2020, we have three real estate related equity method investments with total debt outstanding of $109.7 million, of which our share is $53.3 million. Our investment in these ventures at December 31, 2020 was $18.7 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2020 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2020:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2020	Stated Interest Rate as of December 31, 2020	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Sylmar Towne Center	Acquired	$16,236	5.39%	June 6, 2021
Plaza Del Sol	Acquired	8,041	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	65,596	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,408	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	Acquired	32,705	Various (2)	Various through 2029
Chelsea	Acquired	5,234	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,560	3.75%	July 1, 2042
Subtotal		486,035
Net unamortized premium and debt issuance costs		(1,924)
Total mortgages payable		484,111
Notes payable
Term Loan	400,000	400,000	LIBOR + 1.35%	May 6, 2021
Revolving credit facility (4)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,270	11.31%	Various through 2028
Subtotal		403,270
Net unamortized debt issuance costs		(494)
Total notes payable		402,776
Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized discount and debt issuance costs		(14,712)
Total senior notes and debentures		3,404,488

Total debt, net		$4,291,375
_____________________
1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%.
2)The interest rates on these mortgages range from 3.91% to 5.00%.
3)This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.
4)The maximum amount drawn under our revolving credit facility during 2020 was $990.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.5%.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2020, we were in compliance with all of the financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2020:

	Unsecured		Secured	Total
	(In thousands)
2021	$400,676	(1)	$28,101	$428,777
2022	751		119,706	120,457
2023	275,765		3,549	279,314
2024	600,656	(2)	3,688	604,344
2025	333		48,033	48,366
Thereafter	2,544,289		282,958	2,827,247
	$3,822,470		$486,035	$4,308,505	(3)
_____________________
1)Our $400.0 million term loan matures on May 6, 2021 plus one twelve month extension, at our option.
2)Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2020, there was no outstanding balance under this credit facility.
3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2020.
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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income (loss) which is included in "accumulated other comprehensive loss" on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, the default risk of the counterparty is evaluated by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of December 31, 2020, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2020, 2019 and 2018.

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
Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization, gains and losses on the sale of real estate, and impairment write-downs of depreciable real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:
•does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income);
•should not be considered an alternative to net income as an indication of our performance; and
•is not necessarily indicative of cash flow as a measure of liquidity or ability to fund cash needs, including the payment of dividends.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income	$135,888	$360,542	$249,026
Net income attributable to noncontrolling interests	(4,182)	(6,676)	(7,119)
Gain on sale of real estate, net of tax	(91,922)	(116,393)	(11,915)
Impairment charge, net	50,728	—	—
Depreciation and amortization of real estate assets	228,850	215,139	213,098
Amortization of initial direct costs of leases	20,415	19,359	24,603
Funds from operations	339,777	471,971	467,693
Dividends on preferred shares (1)	(8,042)	(7,500)	(7,500)
Income attributable to operating partnership units	3,151	2,703	3,053
Income attributable to unvested shares	(1,037)	(1,355)	(1,469)
Funds from operations available for common shareholders (2)	$333,849	$465,819	$461,777
Weighted average number of common shares, diluted (1)(2)(3)	76,261	75,514	74,153

Funds from operations available for common shareholders, per diluted share (2)	$4.38	$6.17	$6.23
_____________________

(1)For the years ended December 31, 2019 and 2018, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)For the year ended December 31, 2020, FFO available for common shareholders includes a $11.2 million charge related to early extinguishment of debt. If this charge was excluded, our FFO available for common shareholders for 2020 would have been $345.0 million, and FFO available for common shareholders, per diluted share would have been $4.52. For the year ended December 31, 2019, FFO available for common shareholders includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace. If this charge was excluded, our FFO available for common shareholders for 2019 would have been $477.7 million, and FFO available for common shareholders, per diluted share would have been $6.33.
(3)The weighted average common shares used to compute FFO per diluted common share also includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2020, we had $3.9 billion of fixed-rate debt outstanding, including $56.5 million in mortgage payables that are effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2020 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $290.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2020 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $316.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2020, we had $400.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $4.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $4.0 million with a corresponding increase in our net income and cash flows for the year.

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
Our management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.
Internal Control over Financial Reporting
The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Trust’s principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and our Trustees; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2020.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2021 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, November 2, 2016, February 5, 2019, and April 2, 2020 (previously filed as Exhibit 3.2 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 1-07533) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.5
Articles Supplementary relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 3.2 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Trust's Registration Statement on Form 8-A (File No. 1-07533), filed on September 29, 2017 and incorporated herein by reference)

4.8	Description of Securities (previously filed as Exhibit 4.8 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-07533 and incorporated here by reference)

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

10.10
* Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.11
* Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.12
* Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.13
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.14
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.15
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

10.17
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.18
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.19	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

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

10.21
Revised Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.22	Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.23	Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.24
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description

10.25
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.26
Second Amendment to Credit Agreement, dated as of April 20, 2016, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8K (File No. 1-07533), filed on April 26, 2016 and incorporated herein by reference)

10.27
Severance Agreement between the Trust and Daniel Guglielmone dated August 15, 2016 (previously filed as Exhibit 10.36 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 1-07533 and incorporated herein by reference)

10.28
Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among Federal Realty Investment
Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent
(previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on July 29,
2019 and incorporated herin by reference)

10.29
2020 Performance Incentive Plan (previously filed as Appendix B to the Trust’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.30
Term Loan Agreement dated as of May 6, 2020, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Regions Bank, Truist Bank, and U.S. Bank National Bank Association as Co-Syndication Agents, PNC Capital Markets, LLC, Regions Capital Markets, Suntrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Book Managers (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on May 6, 2020 and incorporated herein by reference)

10.31
First Amendment to the Credit Agreement, dated as of May 6, 2020, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.2 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on May 6, 2020, and incorporated herein by reference)

10.32
Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2020 Plan (filed herewith)

10.33	Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (filed herewith)

10.34	Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (filed herewith)

10.35	Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (filed herewith)

10.36	Form of Option Award Agreement for basic options awarded out of the 2020 Plan (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 11, 2021.

Federal Realty Investment Trust

By:	/S/ DONALD C. WOOD
Donald C. Wood Chief Executive Officer and Trustee
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

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 11, 2021
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 11, 2021
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 11, 2021
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 11, 2021
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 11, 2021
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 11, 2021
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 11, 2021
Nicole Y. Lamb-Hale

/S/ ANTHONY P. NADER, III	Trustee	February 11, 2021
Anthony P. Nader, III

/S/ MARK S. ORDAN	Trustee	February 11, 2021
Mark S. Ordan

/S/ GAIL P. STEINEL	Trustee	February 11, 2021
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2020, and our report dated February 11, 2021 expressed an unqualified opinion on those financial statements.

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
February 11, 2021

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Lease Collectibility Assessment
In order to recognize rental revenue on an accrual basis, the Trust must determine whether substantially all of the rents due under a lease arrangement are collectible. If the Trust reaches the conclusion that substantially all of the rents are not collectible for a specific lease, then rental revenue under that arrangement can only be recognized when cash payment from the tenant is received.

Significant judgment is exercised by the Trust when making a collectibility assessment and includes the following considerations which require challenging and subjective auditor judgment in the execution of our audit procedures:
•Creditworthiness of the tenant.
•Current economic conditions.
•Historical experience with the tenant and other tenants operating in the same industry.

Our audit procedures related to the collectibility assessment included the following:

•We assessed the design and tested the operating effectiveness of internal controls relating to the collectibility assessment process.
•We evaluated management’s accounting policies related to this assessment.
•We verified the completeness of the population of tenants that management evaluated.
•We researched recent publicly available information such as bankruptcy filings, industry journals, and periodicals, and for any of the Trust’s tenants identified in our research we evaluated whether such information was considered in management’s collectibility assessment.
•For a sample of tenant receivables where collectibility was deemed as probable, we inspected and evaluated management’s documentation supporting the collectibility assessment.
•We selected a sample of tenant receivable balances to verify they are accurately aged.
•We selected a sample of leases to evaluate the collectibility assessment conclusion reached by management and performed the following procedures for each selection:
◦Verified that management’s accounting policies related to the collectibility assessment were followed.
◦Obtained from management documentation such as tenant collection history and any direct correspondence and evaluated management’s considerations supporting the collectibility assessment conclusion reached.
◦Researched publicly available information to independently verify the completeness and accuracy of management’s information used to make the collectibility assessment.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2002.
New York, New York
February 11, 2021

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,703,202 and $1,676,866 of consolidated variable interest entities, respectively)	$7,771,981	$7,535,983
Construction-in-progress (including $44,896 and $102,583 of consolidated variable interest entities, respectively)	810,889	760,420
Assets held for sale	—	1,729
	8,582,870	8,298,132
Less accumulated depreciation and amortization (including $335,735 and $296,165 of consolidated variable interest entities, respectively)	(2,357,692)	(2,215,413)
Net real estate	6,225,178	6,082,719
Cash and cash equivalents	798,329	127,432
Accounts and notes receivable	159,780	152,572
Mortgage notes receivable, net	39,892	30,429
Investment in partnerships	22,128	28,604
Operating lease right of use assets	92,248	93,774
Finance lease right of use assets	51,116	52,402
Prepaid expenses and other assets	218,953	227,060
TOTAL ASSETS	$7,607,624	$6,794,992
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $413,681 and $469,184 of consolidated variable interest entities, respectively)	$484,111	$545,679
Notes payable, net	402,776	3,781
Senior notes and debentures, net	3,404,488	2,807,134
Accounts payable and accrued expenses	228,641	255,503
Dividends payable	83,839	81,676
Security deposits payable	20,388	21,701
Operating lease liabilities	72,441	73,628
Finance lease liabilities	72,049	72,062
Other liabilities and deferred credits	152,424	157,938
Total liabilities	4,921,157	4,019,102
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	137,720	139,758
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 76,727,394 and 75,540,804 shares issued and outstanding, respectively	771	759
Additional paid-in capital	3,297,305	3,166,522
Accumulated dividends in excess of net income	(988,272)	(791,124)
Accumulated other comprehensive loss	(5,644)	(813)
Total shareholders’ equity of the Trust	2,464,157	2,535,341
Noncontrolling interests	84,590	100,791
Total shareholders’ equity	2,548,747	2,636,132
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,607,624	$6,794,992
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
REVENUE
Rental income	$832,171	$932,738	$912,287
Mortgage interest income	3,323	3,050	3,149
Total revenue	835,494	935,788	915,436
EXPENSES
Rental expenses	170,920	187,831	173,094
Real estate taxes	119,242	110,927	114,776
General and administrative	41,680	42,754	33,600
Depreciation and amortization	255,027	239,758	244,245
Total operating expenses	586,869	581,270	565,715

Impairment charge	(57,218)	—	—
Gain on sale of real estate, net of tax	98,117	116,393	11,915

OPERATING INCOME	289,524	470,911	361,636

OTHER INCOME/(EXPENSE)
Other interest income	1,894	1,266	942
Interest expense	(136,289)	(109,623)	(110,154)
Early extinguishment of debt	(11,179)	—	—
Loss from partnerships	(8,062)	(2,012)	(3,398)
NET INCOME	135,888	360,542	249,026
Net income attributable to noncontrolling interests	(4,182)	(6,676)	(7,119)
NET INCOME ATTRIBUTABLE TO THE TRUST	131,706	353,866	241,907
Dividends on preferred shares	(8,042)	(8,042)	(8,042)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$123,664	$345,824	$233,865
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$1.62	$4.61	$3.18
Weighted average number of common shares	75,515	74,766	73,274
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$1.62	$4.61	$3.18
Weighted average number of common shares	75,515	74,766	73,302

NET INCOME	$135,888	$360,542	$249,026
Other comprehensive loss - change in value of interest rate swaps	(5,302)	(397)	(438)
COMPREHENSIVE INCOME	130,586	360,145	248,588
Comprehensive income attributable to noncontrolling interests	(3,711)	(6,676)	(7,119)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$126,875	$353,469	$241,469

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2017	405,896	$159,997	73,090,877	$733	$2,855,321	$(749,367)	$22	$124,808	$2,391,514
January 1, 2018 adoption of new accounting standard	—	—	—	—	—	(6,028)	—	—	(6,028)
Net income, excluding $3,865 attributable to redeemable noncontrolling interests	—	—	—	—	—	241,907	—	3,254	245,161
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(438)	—	(438)
Dividends declared to common shareholders ($4.04 per share)	—	—	—	—	—	(297,347)	—	—	(297,347)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,175)	(5,175)
Common shares issued, net	—	—	987,461	10	126,061	—	—	—	126,071
Exercise of stock options	—	—	105,803	1	4,571	—	—	—	4,572
Shares issued under dividend reinvestment plan	—	—	17,952	—	2,159	—	—	—	2,159
Share-based compensation expense, net of forfeitures	—	—	55,223	1	12,735	—	—	—	12,736
Shares withheld for employee taxes	—	—	(8,432)	—	(958)	—	—	—	(958)
Conversion and redemption of OP units	—	—	749	—	(544)	—	—	(5,468)	(6,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,020	4,020
Adjustment to redeemable noncontrolling interests	—	—	—	—	5,097	—	—	—	5,097
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard - See Note 2	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $3,430 attributable to redeemable noncontrolling interests	—	—	—	—	—	353,866	—	3,246	357,112
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(397)	—	(397)
Dividends declared to common shareholders ($4.14 per share)	—	—	—	—	—	(310,973)	—	—	(310,973)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(9,961)	(9,961)
Common shares issued, net	—	—	1,069,740	11	142,705	—	—	—	142,716
Shares issued under dividend reinvestment plan	—	—	15,909	—	2,095	—	—	—	2,095
Share-based compensation expense, net of forfeitures	—	—	111,555	1	13,329	—	—	—	13,330
Shares withheld for employee taxes	—	—	(34,320)	—	(4,626)	—	—	—	(4,626)
Conversion and redemption of OP units	—	—	128,287	2	14,102	—	—	(14,176)	(72)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	243	243
Adjustment to redeemable noncontrolling interests	—	—	—	—	(5,525)	—	$—	—	(5,525)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard - See Note 2	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $2,228 attributable to redeemable noncontrolling interests	—	—	—	—	—	131,706	—	1,954	133,660
Other comprehensive loss - change in value of interest rate swaps, excluding $471 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(4,831)	—	(4,831)
Dividends declared to common shareholders ($4.22 per share)	—	—	—	—	—	(320,302)	—	—	(320,302)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(8,874)	(8,874)
Common shares issued, net	—	—	1,080,882	11	98,828	—	—	—	98,839
Shares issued under dividend reinvestment plan	—	—	24,491	—	2,072	—	—	—	2,072
Share-based compensation expense, net of forfeitures	—	—	114,251	1	13,242	—	—	—	13,243
Shares withheld for employee taxes	—	—	(33,034)	—	(4,052)	—	—	—	(4,052)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	120	120
Purchase of noncontrolling interest	—	—	—	—	(1,210)	—	—	(6,111)	(7,321)
Adjustment to redeemable noncontrolling interests	—	—	—	—	21,933	—	—	—	21,933
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
OPERATING ACTIVITIES
Net income	$135,888	$360,542	$249,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,027	239,758	244,245
Impairment charge	57,218	—	—
Gain on sale of real estate, net of tax	(98,117)	(116,393)	(11,915)
Early extinguishment of debt	11,179	—	—
Loss from partnerships	8,062	2,012	3,398
Other, net	6,142	169	4,147
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Proceeds from new market tax credit transaction, net of deferred costs	—	—	12,353
(Increase) decrease in accounts receivable, net	(6,032)	(16,128)	917
Increase in prepaid expenses and other assets	(3,260)	(10,253)	(2,070)
Increase in accounts payable and accrued expenses	5,621	2,327	2,650
(Decrease) increase in security deposits and other liabilities	(1,799)	(115)	13,937
Net cash provided by operating activities	369,929	461,919	516,688
INVESTING ACTIVITIES
Acquisition of real estate	(9,589)	(204,516)	(13,503)
Capital expenditures - development and redevelopment	(433,872)	(327,074)	(302,120)
Capital expenditures - other	(68,064)	(82,836)	(66,138)
Costs associated with property sold under threat of condemnation, net	(12,924)	—	—
Proceeds from sale of real estate	183,461	321,997	177,775
Proceeds from partnership formation	—	—	37,998
Investment in partnerships	(3,348)	(1,052)	(1,037)
Distribution from partnerships in excess of earnings	1,301	2,765	275
Leasing costs	(15,080)	(25,459)	(25,430)
Increase in mortgage and other notes receivable, net	(10,268)	(357)	(67)
Net cash used in investing activities	(368,383)	(316,532)	(192,247)
FINANCING ACTIVITIES
Net repayments under revolving credit facility, including costs	(638)	(4,012)	(41,000)
Issuance of senior notes, net of costs	1,094,283	399,913	—
Redemption and retirement of senior notes	(510,360)	—	—
Issuance of notes payable, net of costs	398,722	—	—
Repayment of mortgages, finance leases, and notes payable	(70,237)	(301,029)	(16,620)
Issuance of common shares, net of costs	99,177	143,027	130,918
Dividends paid to common and preferred shareholders	(324,596)	(313,649)	(301,194)
Shares withheld for employee taxes	(4,052)	(4,626)	(958)
Contributions from noncontrolling interests	—	404	2,838
Distributions to and redemptions of noncontrolling interests	(20,563)	(20,133)	(15,293)
Net cash provided by (used in) financing activities	661,736	(100,105)	(241,309)
Increase in cash, cash equivalents, and restricted cash	663,282	45,282	83,132
Cash, cash equivalents, and restricted cash at beginning of year	153,614	108,332	25,200
Cash, cash equivalents, and restricted cash at end of year	$816,896	$153,614	$108,332

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2020, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 101 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. While we currently expect the impact to our properties is temporary in nature, the extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

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

In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2020, we have entered into rent deferral agreements and rent abatement agreements related to the COVID-19 pandemic representing approximately $36 million and $35 million, respectively, of rent otherwise owed during the year ended December 31, 2020, and continue negotiations with other tenants.
When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. This includes initially ordering closures of nonessential business and ordering residents to generally stay at home, subsequent phased re-openings, and during the fourth quarter of 2020, additional closures and capacity limitations as infection levels increased in certain areas. These actions, along with the general concern over the spread of COVID-19, have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the year ended December 31, 2020, we recognized collectibility related adjustments of $106.6 million. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19, as well as the write-off of $12.7 million of straight-line rent receivables related to tenants changed to a cash basis of revenue recognition during the year ended December 31, 2020. As of December 31, 2020, the revenue from approximately 35% of our tenants (based on total commercial leases) is being recognized on a cash basis. As of December 31, 2020 and 2019, our straight-line rent receivables balance was $103.3 million and $100.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2020, 2019 and 2018, real estate depreciation expense was $227.9 million, $215.4 million and $216.0 million, respectively, including amounts from real estate sold.
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
Prior to the adoption of ASU 2016-02, "Leases," when applicable, as lessee, we classified our leases of land and building as operating or capital leases. We were required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in determining whether or not the lease meets the qualification of a capital lease. Subsequently, capital leases are now considered "finance leases."
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2020, we had $803.6 million in excess of the FDIC insured limit.

Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are incremental direct costs incurred which were essential to originate a successful leasing arrangement and would not have been incurred had the leasing transaction not taken place. These costs include third party commissions related to obtaining a lease. Capitalized lease costs are amortized over the initial life of the related lease which generally ranges from three to ten years. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow and therefore, we classify cash outflows related to leasing costs as an investing activity in our consolidated statements of cash flows. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any previously capitalized lease costs are written off. See the "Leases" section in this note for further discussion regarding the change in accounting for lease costs.
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
At December 31, 2020, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken acquisition at 3.67%. Both swaps were designated and qualify for cash flow hedge accounting. As of December 31, 2020, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. Both swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2020, 2019 and 2018.
Mortgage Notes Receivable
We have invested in certain mortgage loans that, because of their nature, qualify as loan receivables. At the time of investment, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. In one of our mortgage loan arrangements, we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2020 and 2019.
Mortgage notes receivable are recorded at cost, net of any valuation adjustments. Effective January 1, 2020, (upon the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," as amended and interpreted), we account for mortgage notes receivable using the "expected credit loss" model, and accordingly impairment losses are estimated and recorded for the entire life of the loan. Prior to the implementation of ASC 326, we recognized impairment losses as incurred. Interest income is accrued as earned. Mortgage notes receivable are considered past due based on the contractual terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable and update our expected credit loss model based on various factors which may include payment history, expected fair value of the collateral securing the loan, internal and external credit information and/or economic trends. A loan is considered impaired when it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the mortgage note receivable to the present value of expected future cash flows. Since two loans are collateralized by a first mortgage, these loans have risk characteristics similar to the risks in owning commercial real estate.
At December 31, 2020, we had four mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments of $39.9 million, and a weighted average interest rate of 10.0%. Approximately $30.3 million of the loans are secured by first mortgages on retail buildings at December 31, 2020.
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
Our equity method investments in the Pike & Rose hotel joint venture, the Assembly Row hotel joint venture, and the La Alameda shopping center are also considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of the joint ventures, we are not the primary beneficiary and do not consolidate. As of December 31, 2020 and 2019, our investment in these joint ventures and maximum exposure to loss was $18.7 million and $23.4 million, respectively. On January 4, 2021, we acquired our partner's interest in the Pike & Rose hotel joint venture. See footnote 15 to the consolidated financial statements for additional details of this transaction.
In addition, we have 17 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.4 billion and $1.5 billion as of December 31, 2020 and 2019, respectively, and mortgages related to VIEs included in our consolidated balance sheets were approximately $413.7 million and $469.2 million, as of December 31, 2020 and 2019, respectively.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2020	2019
	(In thousands)
Beginning balance	$139,758	$136,208
Contributions	19,335	9,961
Net income	2,228	3,430
Distributions & redemptions	(1,197)	(15,366)
Other comprehensive loss - change in value of interest rate swaps	(471)	—
Change in redemption value	(21,933)	5,525
Ending balance	$137,720	$139,758
On August 2, 2019, we acquired the 10.1% redeemable noncontrolling interest in the partnership that owns our Montrose Crossing Shopping Center for $10.0 million, bringing our ownership interest to 100%.
Leases
We adopted ASC 842 effective January 1, 2019 under the modified retrospective approach and elected the optional transition method to apply the provisions of ASC 842 as of the adoption date, rather than the earliest period presented. We elected to apply certain adoption related practical expedients for all leases that commenced prior to the election date. These practical expedients included not reassessing whether any expired or existing contracts were or contained leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases. We also elected the practical expedient for lessors to combine our lease and non-lease components (primarily impacts common area maintenance recoveries).
Lessor
We recorded a charge to the opening accumulated dividends in excess of net income of $7.1 million in 2019 as a result of the adoption of ASC 842. This charge was attributable to the write off certain direct leasing costs recorded under the previous lease accounting rules for leases which had not commenced as well as the write off of unreserved receivables (including straight-line receivables) for leases where we had determined the collection of substantially all the lease payments required for the term is not probable. Also upon adoption of ASC 842 and reflected in our 2019 and 2020 financial statements, we do not record a gross up of revenue and expense for costs (such as real estate taxes) paid directly by lessees on our behalf.
Lessee
We have ground leases at 12 properties which are accounted for as operating leases. The operating lease right of use ("ROU") assets and related liabilities are shown separately on the face of our consolidated balance sheet and reflect the present value of the minimum lease payments. A key input in the calculation is the discount rate. As the rate implied in the lease agreements is not readily determinable, we utilize our incremental borrowing rate that correspond to the remaining term of the lease, our credit spread, and and adjustment to reflect the collateralized payment terms present in the lease. Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the non-cancellable lease term and is included in rental expenses in our consolidated statements of operations. We elected to apply the short-term lease exemption within ASC 842, and as such we have not recorded an ROU asset or lease liability for leases with terms of less than 12 months.
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2016. As of December 31, 2020 and 2019, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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

	ASU 2018-19 clarifies that impairment of of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.	Upon adoption of this standard, we recorded expected losses of $0.5 million in opening accumulated dividends in excess of net income. During the year ended December 31, 2020, we recorded additional expected losses of $0.4 million, which are included in rental expenses.

ASU 2018-15, August 2018, Intangibles - Goodwill and Other Internal Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement. Entities will expense costs during the preliminary project and post-implementation stages as they are incurred.

	The guidance can be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively in accordance with ASC 250-10-45-5 through ASC 250-10-45-10.	The adoption of this standard did not have a significant impact to our consolidated financial statements.

Issued in 2020:
ASU 2020-04, March 2020, Reference Rate Reform (Topic 848)	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract. This guidance can be applied immediately, however, is generally only available through December 31, 2022.	We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.

ASU 2020-06, August 2020, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This ASU simplifies the accounting for convertible instruments by removing the requirements to separately present certain conversion features in equity, simplifying the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, and generally requiring use of the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive). The guidance is effective for annual periods beginning after December 15, 2021, and interim periods therein.	The adoption of this standard is not expected to have a significant impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$159,718	$130,110	$129,001
Interest capitalized	(23,429)	(20,487)	(18,847)
Interest expense	$136,289	$109,623	$110,154
Cash paid for interest, net of amounts capitalized	$130,248	$106,180	$107,494
Cash paid for income taxes	$580	$483	$675
NON-CASH INVESTING AND FINANCING TRANSACTIONS (1):
DownREIT operating partnership units issued with acquisition	$18,920	$—	$—
Mortgage loans assumed with acquisition	$8,903	$98,041	$—
DownREIT operating partnership units redeemed for common shares	$—	$14,105	$101
Settlement of partner loan receivable via dilution of partner interests	$—	$5,379	$—
Shares issued under dividend reinvestment plan	$1,734	$1,784	$1,884
Contribution from noncontrolling interest	$—	$—	$1,435
(1) See Note 5 for additional disclosures relating to the mortgages entered into and assumed as a result of the Hoboken acquisition.

	December 31,
	2020	2019
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$798,329	$127,432
Restricted cash (1)	18,567	26,182
Total cash, cash equivalents, and restricted cash	$816,896	$153,614
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
2020 Property Acquisitions

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
January 10, 2020	Fairfax Junction	Fairfax, Virginia	49,000	$22.3	(1)
February 12, 2020	Hoboken (2 mixed-use buildings)	Hoboken, New Jersey	12,000	$14.3	(2)
(1) This property is adjacent to, and will be operated as part of the property acquired in 2019. The purchase price was paid with a combination of cash and the issuance of 163,322 downREIT operating partnership units. Approximately $0.5 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
(2) The purchase price includes the assumption of $8.9 million of mortgage debt, and is in addition to the 37 buildings previously acquired in 2019, and was completed through the same joint venture. Less than $0.1 million and approximately $3.3 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.

2020 Impairment
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured. The mortgage was not repaid, and thus the lender declared the loan in default. We evaluated our long-term plans for the property, taking into account current market conditions and prospective development and redevelopment returns, as well as the impact of COVID-19 on the revenue prospects for the property, and concluded we did not expect to move forward with the planned redevelopment or repay the mortgage balance, and thus, did not expect to be long term holders of the asset. Given these expectations, we recorded an impairment charge of $57.2 million during the third quarter of 2020.
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
On December 31, 2020, we sold The Shops at Sunset Place for $65.5 million and repaid the mortgage loan. The resulting gain of $9.2 million is included in the cumulative 2020 gain of $98.1 million noted in the 2020 Property Dispositions section below.
2020 Property Dispositions
During the year ended December 31, 2020, we sold three properties (including The Shops at Sunset Place discussed above) and one building for a total sales price of $186.1 million, which resulted in a gain of $98.1 million.
During the year ended December 31, 2020, we closed on the sale of the remaining two condominium units at our Pike & Rose property, receiving proceeds net of closing costs of $2.1 million.
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

2019 Property Dispositions
On December 11, 2019, we received $154.7 million in net proceeds related to the sale under the threat of condemnation of 11.7 acres of San Antonio Center to a local school district ("the condemning authority"). As part of the transaction, the condemning authority will commence condemnation proceedings in order to terminate all existing leases they assumed at closing. We have indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and expect the process will take several years to complete. The consideration in the transaction is considered variable because we have agreed to indemnify the condemning authority for these costs. Consequently, at December 31, 2019, we recorded a liability of $45.5 million to reflect our estimate of the final consideration, net of estimated condemnation proceeding costs and other transaction related costs. The resulting net gain on sale was approximately $85.1 million.
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

	December 31, 2020		December 31, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$43,560	$(31,661)	$48,530	$(32,833)
Below market leases, lessee	34,604	(4,190)	34,604	(3,362)
Total	$78,164	$(35,851)	$83,134	$(36,195)

Below market leases, lessor	$(174,582)	$68,286	$(177,512)	$66,419
Above market leases, lessee	(9,084)	2,116	(9,084)	1,590
Total	$(183,666)	$70,402	$(186,596)	$68,009
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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Amortization of above market leases, lessor	$(4,060)	$(3,239)	$(5,608)
Amortization of below market leases, lessor	8,406	9,623	12,445
Net increase in rental income	$4,346	$6,384	$6,837

Amortization of below market leases, lessee	$828	$828	$828
Amortization of above market leases, lessee	(525)	(525)	(505)
Net increase in rental expense	$303	$303	$323
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2020

Above market leases, lessor	3.5 years
Below market leases, lessee	38.6 years
Below market leases, lessor	17.8 years
Above market leases, lessee	13.4 years
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2021	$3,302	$7,738
2022	2,637	7,501
2023	2,439	7,253
2024	2,189	6,784
2025	1,911	6,300
Thereafter	29,835	77,688
	$42,313	$113,264

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2020 and 2019:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2020	2019	December 31, 2020	December 31, 2020
Mortgages payable	(Dollars in thousands)
The Shops at Sunset Place	$—	$61,987	5.62%	September 1, 2020
29th Place	—	3,878	5.91%	January 31, 2021
Sylmar Towne Center	16,236	16,630	5.39%	June 6, 2021
Plaza Del Sol	8,041	8,230	5.23%	December 1, 2021
THE AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	65,596	67,492	4.20%	January 10, 2022
Azalea	40,000	40,000	3.73%	November 1, 2025
Bell Gardens	12,408	12,677	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	32,705	24,627	Various (1)	Various through 2029
Chelsea	5,234	5,597	5.36%	January 15, 2031
Hoboken (1 Building)	16,560	16,874	3.75%	July 1, 2042
Subtotal	486,035	547,247
Net unamortized premium and debt issuance costs	(1,924)	(1,568)
Total mortgages payable	484,111	545,679
Notes payable
Term loan	400,000	—	LIBOR + 1.35%	May 6, 2021
Revolving credit facility	—	—	LIBOR + 0.775%	January 19, 2024
Various	3,270	3,843	11.31%	Various through 2028
Subtotal	403,270	3,843
Net unamortized debt issuance costs	(494)	(62)
Total notes payable	402,776	3,781
Senior notes and debentures
2.55% notes	—	250,000	2.55%	January 15, 2021
3.00% notes	—	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	300,000	3.95%	January 15, 2024
1.25% notes	400,000	—	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	—	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,419,200	2,819,200
Net unamortized discount and debt issuance costs	(14,712)	(12,066)
Total senior notes and debentures	3,404,488	2,807,134

Total debt	$4,291,375	$3,356,594
_____________________
1)The interest rates on these mortgages range from 3.91% to 5.00%.
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
On September 1, 2020, the $60.6 million non-recourse mortgage loan on The Shops at Sunset Place matured and was not repaid. The lender declared the loan in default until the non-recourse loan was repaid as part of the sale of the property on December 31, 2020. The default did not trigger a cross default with any other indebtedness. The repayment amount including accrued interest and fees, net of $4.5 million of escrows held by the lender was $58.5 million.
On October 13, 2020, we issued $400.0 million of fixed rate senior unsecured notes that mature on February 15, 2026 and bear interest at 1.25%. The notes were offered at 99.339% of the principal amount with a yield to maturity of 1.379%. The net proceeds of the notes, or "green bonds," after issuance discount, underwriting fees, and other costs were approximately $394.2 million, and will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED Silver, Gold, or Platinum certification (or environmentally equivalent successor standards). Net proceeds allocated to previously incurred costs associated with eligible green projects will be available for repayment of indebtedness.
On December 15, 2020, we repaid our $250.0 million 2.55% notes prior to the original maturity date of January 15, 2021 at par. The redemption price of $252.7 million included accrued but unpaid interest of $2.7 million.
On December 31, 2020, we repaid our $250.0 million 3.00% notes prior to the original maturity date of August 1, 2022. The redemption price of $263.5 million included a make-whole premium of $10.4 million and accrued but unpaid interest of $3.1 million. The "early extinguishment of debt" charge in 2020 of $11.2 million includes the make-whole premium and the write off of the unamortized discount and debt issuance fees.
On December 31, 2020, we also repaid the $3.6 million mortgage loan on 29th Place, at par, prior to its original maturity date.
During 2020, 2019 and 2018, the maximum amount of borrowings outstanding under our revolving credit facility was $990.0 million, $116.5 million and $177.0 million, respectively. The weighted average amount of borrowings outstanding was $138.5 million, $26.8 million and $83.1 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.5%, 3.2% and 2.7%, respectively. The revolving credit facility requires an annual facility fee of $1.0 million. At December 31, 2020 and 2019, our revolving credit facility had no balance outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2020, we were in compliance with all default related debt covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2020 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2021	$28,101	$400,676	(1)	$—	$428,777
2022	119,706	751		—	120,457
2023	3,549	765		275,000	279,314
2024	3,688	656	(2)	600,000	604,344
2025	48,033	333		—	48,366
Thereafter	282,958	89		2,544,200	2,827,247
	$486,035	$403,270		$3,419,200	$4,308,505	(3)
 _____________________
(1)Our $400.0 million term loan matures on May 6, 2021 plus one twelve month extension, at our option.
(2)Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2020, there was no outstanding balance under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net premium/discount and debt issuance costs on mortgage loans, notes payable, and senior notes as of December 31, 2020.

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

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$886,887	$879,390	$549,460	$562,049
Senior notes and debentures	$3,404,488	$3,761,465	$2,807,134	$3,001,216

As of December 31, 2020, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2020 was a liability of $4.7 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2020, the value of our interest rate swaps decreased $4.8 million (including $0.7 million reclassified from other comprehensive loss to interest expense). A summary of our financial (liabilities) assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(4,711)	$—	$(4,711)	$—	$130	$—	$130
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2020 and December 31, 2019, our share of the decrease in fair value of the related swaps included in "accumulated other comprehensive loss" was $0.5 million and $0.9 million, respectively.

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
On December 17, 2020, we acquired one of our partner's preferred and common interests in the partnership that owns our Plaza El Segundo property for $7.3 million, bringing our ownership to approximately 78.2%.
On December 11, 2019, we received proceeds related to the sale under the threat of condemnation at San Antonio Center as discussed in Note 3 to the consolidated financial statements. We have indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and expect the process will take several years to complete. During 2020, we incurred $12.9 million of net payments to tenants, and consequently, at December 31, 2020, we have a liability of $32.6 million to reflect our estimate of the remaining consideration.
At December 31, 2020 and 2019, our reserves for general liability costs were $4.6 million and $3.0 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2020 and 2019, we made payments from these reserves of $0.8 million and $1.3 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2020, we had letters of credit outstanding of approximately $4.7 million.

As of December 31, 2020 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $356.1 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2020:

(In thousands)
Year ending December 31,
2021	$5,077
2022	5,197
2023	5,243
2024	5,213
2025	5,084
Thereafter	175,387
Total future minimum operating lease payments	$201,201
Less amount representing interest	(128,760)
Operating lease liabilities	$72,441

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2020, are as follows:

(In thousands)
Year ending December 31,
2021	$5,800
2022	5,810
2023	60,013
2024	1,013
2025	1,013
Thereafter	80,837
Total future minimum finance lease payments	154,486
Less amount representing interest	(82,437)
Finance lease liabilities	$72,049
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the okother minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from approximately $69 million to $72 million.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from approximately $28 million to $35 million.

The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2020, our estimated maximum liability upon exercise of the put option would range from $5 million to $6 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 744,617 downREIT operating partnership units are outstanding which have a total fair value of $63.4 million, based on our closing stock price on December 31, 2020.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2020, 2019 and 2018, 24,491 shares, 15,909 shares and 17,952 shares, respectively, were issued under the Plan.
As of December 31, 2020, 2019, and 2018, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2020, 2019, and 2018, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On May 7, 2018, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $400.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2020, we issued 1,080,804 common shares at a weighted average price per share of $92.51 for net cash proceeds of $98.8 million including paying $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2019, we issued 1,069,699 common shares at a weighted average price per share of $134.71 for net cash proceeds of $142.7 million and paid $1.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2020, we had the capacity to issue up to $28.4 million in common shares under our ATM equity program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2020		2019		2018
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.220	$4.210	$4.140	$4.110	$4.040	$4.020
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.306

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2020	2019	2018
Common shares
Ordinary dividend	$3.452	$4.110	$3.859
Return of capital	0.758	—	—
Ordinary dividend eligible for 15% rate	—	—	0.161
	$4.210	$4.110	$4.020
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.354	$1.354	$1.300
Ordinary dividend eligible for 15% rate	—	—	0.054
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.250	$1.250	1.254
Ordinary dividend eligible for 15% rate	—	—	0.052
	$1.250	$1.250	$1.306
On November 5, 2020, the Trustees declared a quarterly cash dividend of $1.06 per common share, payable January 15, 2021 to common shareholders of record on January 4, 2021.
NOTE 10— LEASES
At December 31, 2020, our 101 predominantly retail shopping center and mixed-use properties are located in 11 states and the District of Columbia. There are approximately 2,800 commercial leases and 2,700 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2020, no one tenant or corporate group of tenants accounted for more than 3.6% of annualized base rent.
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
As of December 31, 2020, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2021	$586,082
2022	549,529
2023	486,269
2024	421,945
2025	349,671
Thereafter	1,493,377
$3,886,873

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2020	2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$1,284	$1,284
Interest on lease liabilities	5,826	5,824
Operating lease cost	5,946	6,063
Variable lease cost	353	487
Total lease cost	$13,409	$13,658

OTHER INFORMATION:
ROU assets obtained in exchange for operating lease liabilities	855	—
ROU assets obtained in exchange for finance lease liabilities	—	—
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	5,736	5,759
Operating cash flows for operating leases	5,498	5,561
Financing cash flows for finance leases	46	47

	Year Ended December 31,
	2020	2019
Weighted-average remaining term - finance leases	17.3 years	18.2 years
Weighted-average remaining term - operating leases	53.4 years	53.7 years
Weighted-average discount rate - finance leases	8.0%	8.0%
Weighted-average discount rate - operating leases	4.4%	4.5%

NOTE 11—COMPONENTS OF RENTAL EXPENSE
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Repairs and maintenance	$66,845	$73,179	$67,745
Utilities	25,065	27,729	27,635
Management fees and costs	23,752	24,930	24,024
Payroll	16,691	16,485	16,140
Insurance	12,439	9,036	7,547
Marketing	6,432	7,427	7,935
Ground rent	4,595	4,803	4,697
Bad debt (1)	—	—	4,708
Other operating (2)	15,101	24,242	12,663
Total rental expenses	$170,920	$187,831	$173,094
 _____________________
(1)Collectibility adjustments are now presented as a reduction of rental income rather than rental expense in accordance with our adoption of the new lease standard in 2019.
(2)Other operating for the year ended December 31, 2019 includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace.

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Grants of common shares and options	$13,243	$13,330	$12,736
Capitalized share-based compensation	(1,319)	(1,054)	(1,017)
Share-based compensation expense	$11,924	$12,276	$11,719
As of December 31, 2020, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
Option awards under the plans are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under the plan generally vest over three to seven years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2020 and 2019.
The following table provides a summary of the assumptions used to value options granted in 2018:

Year Ended December 31,
2018
Volatility	18.0%
Expected dividend yield	3.6%
Expected term (in years)	7.5
Risk free interest rate	2.8%
The following table provides a summary of option activity for 2020:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2019	682	$152.34
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2020	682	$152.34	5.1	$—
Exercisable at December 31, 2020	546	$152.34	5.1	$—
The weighted-average grant-date fair value of options granted in 2018 was $14.42 per share, which were later forfeited during 2018. The total cash received from options exercised during 2018 was $4.6 million. The total intrinsic value of options exercised during the year ended December 31, 2018 was $8.2 million.
The following table provides a summary of restricted share activity for 2020:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2019	220,578	$129.78
Granted	116,351	124.55
Vested	(101,651)	129.39
Forfeited	(2,100)	131.78
Unvested at December 31, 2020	233,178	$127.32
The weighted-average grant-date fair value of stock awarded in 2020, 2019 and 2018 was $124.55, $133.30 and $112.88, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2020, 2019 and 2018, was $12.4 million, $13.0 million and $9.7 million, respectively.
As of December 31, 2020, there was $17.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 5.3 years with a weighted-average period of 2.1 years.
Subsequent to December 31, 2020, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 4, 2021	9,928	Shares	Immediate	Trustees
February 10, 2021	137,210	Restricted Shares	3-5 years	Officers and key employees
February 10, 2021	3,658	Options	5 years	Officers and key employees
Additionally, on February 10, 2021, 10,441 restricted stock units were awarded to an officer that vest at the end of four years. The final awards earned are based on meeting certain market based performance criteria, and may vary from 0% to 200% of the original award.

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $19,500 for 2020, $19,000 for 2019, and 18,500 for 2018. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2020, 2019 and 2018 was approximately $813,000, $764,000 and $688,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2020 and 2019, we are liable to participants for approximately $18.0 million and $14.7 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2020, 2019, and 2018 we had 0.2 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were 682 anti-dilutive stock options in 2020, 2019, and 2018, respectively. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
NUMERATOR
Net income	$135,888	$360,542	$249,026
Less: Preferred share dividends	(8,042)	(8,042)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(4,182)	(6,676)	(7,119)
Less: Earnings allocated to unvested shares	(992)	(1,007)	(930)
Net income available for common shareholders, basic and diluted	$122,672	$344,817	$232,935
DENOMINATOR
Weighted average common shares outstanding—basic	75,515	74,766	73,274
Stock options	—	—	28
Weighted average common shares outstanding—diluted	75,515	74,766	73,302

EARNINGS PER COMMON SHARE, BASIC AND DILUTED
Net income available for common shareholders	$1.62	$4.61	$3.18

NOTE 15—SUBSEQUENT EVENTS
On January 4, 2021, we acquired our partner's 20% interest in our joint venture arrangement related to the Pike & Rose hotel for $2.3 million, and repaid the $31.5 million mortgage loan. As a result of the transaction, we gained control of the hotel portion of this property, and effective January 4, 2021, we have consolidated this asset.
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Town Center, at par, prior to its original maturity date.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$9,588	$10,195	$28,467	$38,662	$14,173	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	16,148	2,432	28,494	30,926	21,200	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	832,881	69,421	890,908	960,329	88,384	2005, 2012-2020	2005-2013	(1)
AZALEA (California)	39,750	40,219	67,117	(7)	40,219	67,110	107,329	8,550	2014	8/2/2017	(1)
BALA CYNWYD (Pennsylvania)		3,565	14,466	46,447	2,683	61,795	64,478	24,619	1955/2020	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	7,235	12,617	36,838	49,455	5,904	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	48,774	4,363	65,233	69,596	48,945	1958	12/31/1985	(1)
BELL GARDENS (California)	12,082	24,406	85,947	671	24,406	86,618	111,024	14,425	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)		46,579	35,406	162,367	43,904	200,448	244,352	92,357	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BRICK PLAZA (New Jersey)		—	24,715	78,133	4,094	98,754	102,848	56,240	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	12,230	3,856	28,189	32,045	19,549	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,325	7,128	38,355	3,103	7,128	41,458	48,586	9,853	1986/2004	1/1/2014	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	326	16,710	13,738	30,448	2,952	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	5,057	8,689	19,466	2,410	8,669	21,896	30,565	9,040	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
COCOWALK (Florida)		34,406	72,123	73,504	50,838	129,195	180,033	12,333	1990/1994, 1922-1973, 2018-2019	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	6,905	2,415	10,869	13,284	9,397	1905-1988	8/14/98	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	95,605	2,793	103,029	105,822	59,967	1965/2003/ 2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,445	1,750	5,314	7,064	2,768	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	19,649	4,635	31,260	35,895	20,191	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	8,911	27,245	63,486	90,731	28,124	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DEDHAM PLAZA (Massachusetts)		16,658	13,964	16,521	16,658	30,485	47,143	18,282	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	16,427	15,587	58,176	73,763	26,043	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	12,123	29,069	150,158	179,227	41,377	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	18,872	4,013	30,196	34,209	21,740	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		19,117	15,829	18,627	19,117	34,456	53,573	20,066	1987	12/31/96 & 11/10/10	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	575	16,768	24,400	41,168	1,647	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FALLS PLAZA (Virginia)		1,798	1,270	13,044	1,819	14,293	16,112	9,477	1960/1962	9/30/67 & 10/05/72	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	42,735	10,216	60,630	70,846	48,440	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	22,603	9,252	32,147	41,399	23,198	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	11,645	1,507	15,426	16,933	7,369	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	3,085	13,978	12,994	26,972	1,752	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	37,242	—	40,497	40,497	761	2018-2020	6/15/2018	(1)
FRESH MEADOWS (New York)		24,625	25,255	43,873	24,633	69,120	93,753	46,378	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	4,719	12,696	25,522	38,218	14,998	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	16,697	5,973	23,696	29,669	19,442	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	7,370	2,677	12,199	14,876	9,241	1958	7/28/1994	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	1,469	32,202	51,055	83,257	2,047	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	19,272	2,068	24,177	26,245	21,399	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		1,237	15,096	20,319	1,169	35,483	36,652	28,815	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	17,963	525	19,564	20,089	17,985	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	813	10,590	21,682	32,272	4,326	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	5,472	1968	4/12/1995	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	616	2,257	23,009	25,266	3,013	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	5,829	8,419	21,463	29,882	13,729	1963	8/6/1998	(1)
HOBOKEN (New Jersey)	105,939	47,460	167,835	546	47,460	168,381	215,841	6,006	1887-2006	9/18/19, 11/26/19, 12/19/19, & 2/12/20	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	36,159	8,370	53,009	61,379	18,599	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	19,604	12,194	35,612	47,806	18,564	1962	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		—	10,075	3,537	506	13,106	13,612	4,751	1980/2004-2007	8/16/2010	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	3,089	4,308	13,115	17,423	10,100	1991	4/15/1994	(1)
KINGS COURT (California)		—	10,714	894	—	11,608	11,608	9,979	1960	8/24/1998	(1)
LANCASTER (Pennsylvania)		—	2,103	5,951	432	7,622	8,054	6,009	1958	4/24/1980	(1)
LANGHORNE SQUARE (Pennsylvania)		720	2,974	18,968	720	21,942	22,662	17,239	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	30,662	7,503	53,142	60,645	42,119	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	26,556	6,161	35,036	41,197	23,922	1972	7/23/1980 & 4/3/17	(1)
LEESBURG PLAZA (Virginia)		8,184	10,722	18,416	8,184	29,138	37,322	16,976	1967	9/15/1998	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	51,727	79,346	71,010	150,356	29,105	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	35,161	35,622	68,043	103,665	19,630	1974	10/16/2006	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
MERCER MALL (New Jersey)		5,917	18,358	47,690	5,869	66,096	71,965	34,954	1975	10/14/03 & 1/31/17	(1)
MONTROSE CROSSING (Maryland)	65,596	48,624	91,819	24,539	48,624	116,358	164,982	35,861	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		10,068	33,501	43,397	10,150	76,816	86,966	41,890	1966/1972/ 1987/2001	3/31/03, 3/21/03, & 1/27/06	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	23,919	939	32,697	33,636	19,880	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	11,425	638	12,423	13,061	6,466	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	31,684	3,420	34,449	37,869	23,745	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	19,503	15,048	66,235	81,283	4,706	2017-2018	8/2/2017	(1)
PAN AM (Virginia)		8,694	12,929	8,424	8,695	21,352	30,047	16,906	1979	2/5/1993	(1)
PENTAGON ROW (Virginia)		—	2,955	104,222	—	107,177	107,177	54,974	1999 - 2002	1998 & 11/22/10	(1)
PERRING PLAZA (Maryland)		2,800	6,461	22,637	2,800	29,098	31,898	24,646	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	608,663	27,929	622,540	650,469	65,962	1963, 2012-2020	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	11,775	14,914	34,630	49,544	19,814	1968	3/31/97 & 7/8/15	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	15,037	10,305	36,590	46,895	7,234	1969	1/13/2016	(1)
PLAZA DEL SOL (California)	8,072	5,605	12,331	(26)	5,605	12,305	17,910	1,546	2009	8/2/2017	(1)
PLAZA EL SEGUNDO/THE POINT (California)	124,429	62,127	153,556	81,203	64,788	232,098	296,886	61,152	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	6,654	3,319	15,111	18,430	10,991	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	29,958	2,928	38,176	41,104	24,574	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	1,930	15,422	106,502	121,924	12,907	1989, 2012	3/31/2017	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
ROCKVILLE TOWN SQUARE (Maryland)		—	8,092	37,191	—	45,283	45,283	18,838	2005 - 2007	2006 - 2007	(1)
ROLLINGWOOD APTS. (Maryland)		552	2,246	8,805	774	10,829	11,603	10,237	1960	1/15/1971	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	1,714	26,400	20,176	46,576	4,584	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	1,076,914	57,592	1,093,506	1,151,098	243,734	1999-2006, 2009, 2011, 2014, 2016-2020	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SAUGUS PLAZA (Massachusetts)		4,383	8,291	4,580	4,383	12,871	17,254	8,135	1976	10/1/1996	(1)
SYLMAR TOWNE CENTER (California)	16,238	18,522	24,637	2,501	18,522	27,138	45,660	3,062	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)	52,651	20,682	72,432	29,339	20,685	101,768	122,453	42,152	1997	3/8/2007	(1)
THE COMMONS AT DARIEN (Connecticut)		30,368	19,523	26,037	30,368	45,560	75,928	5,051	1920-2009	4/3/13 & 7/20/18	(1)
THE GROVE AT SHREWSBURY (New Jersey)	42,972	18,016	103,115	6,002	18,021	109,112	127,133	24,453	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	1,054	4,441	13,903	18,344	6,416	2005 - 2006	3/8/2007	(1)
THIRD STREET PROMENADE (California)		22,645	12,709	43,667	25,125	53,896	79,021	34,458	1888-2000	1996-2000	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	5,038	7,280	15,446	22,726	10,514	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	24,934	29,962	68,302	98,264	23,599	1989, 2017	1/19/11 & 6/13/14	(1)
TOWN CENTER OF NEW BRITAIN (Pennsylvania)		1,282	12,285	3,015	1,693	14,889	16,582	6,487	1969	6/29/2006	(1)
TOWSON RESIDENTIAL (FLATS @703) (Maryland)		2,328	—	20,063	2,328	20,063	22,391	2,075	2016-2017	3/8/2007	(1)
TROY HILLS (New Jersey)		3,126	5,193	32,700	5,865	35,154	41,019	24,180	1966	7/23/1980	(1)
TYSON'S STATION (Virginia)		388	453	4,891	493	5,239	5,732	4,046	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	39,325	4,234	59,660	63,894	32,191	1940, 2006-2009	12/21/1995	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
WESTGATE CENTER (California)		6,319	107,284	43,851	6,319	151,135	157,454	66,806	1960-1966	3/31/2004	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	1,497	3,488	22,900	26,388	10,402	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		29,724	1,843	148	29,754	1,961	31,715	968	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	17,271	9,111	18,332	27,443	9,723	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	21,131	1,499	27,774	29,273	26,734	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	93,859	7,790	96,984	104,774	65,247	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	20,822	8,055	34,581	42,636	26,423	1948	10/29/1996	(1)
TOTALS	$484,111	$1,387,748	$2,493,283	$4,701,839	$1,374,797	$7,208,073	$8,582,870	$2,357,692

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2020
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2017	$7,635,061
Additions during period
Acquisitions	14,940
Improvements	407,225
Deduction during period—dispositions and retirements of property	(237,754)
Balance, December 31, 2018	7,819,472
January 1, 2019 adoption of new accounting standard - See Note 2	(71,859)
Additions during period
Acquisitions	309,921
Improvements	441,703
Deduction during period—dispositions and retirements of property	(201,105)
Balance, December 31, 2019	8,298,132
Additions during period
Acquisitions	39,440
Improvements	473,679
Deductions during period
Impairment of property	(68,484)
Dispositions and retirement of property	(159,897)
Balance, December 31, 2020 (1)	$8,582,870
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $7.7 billion as of December 31, 2020.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2020
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2017	$1,876,544
Additions during period—depreciation and amortization expense	215,969
Deductions during period—dispositions and retirements of property	(33,370)
Balance, December 31, 2018	2,059,143
January 1, 2019 adoption of new accounting standard - See Note 2	(18,173)
Additions during period—depreciation and amortization expense	215,382
Deductions during period—dispositions and retirements of property	(40,939)
Balance, December 31, 2019	2,215,413
Additions during period—depreciation and amortization expense	229,199
Deductions during period
Impairment of property	(11,631)
Dispositions and retirements of property	(75,289)
Balance, December 31, 2020	$2,357,692

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2020

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—		$21,872	$21,082 (2)	$21,082	(3)
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—		9,250	9,250	9,250	(3)
Second mortgage on a retail shopping center in Rockville, MD	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(4)	5,075	5,075	—
Second mortgage on a retail shopping center in Rockville, MD	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(4)	4,500	4,485	—
				$58,750		$40,697	$39,892	$30,332
_____________________
(1)For Federal tax purposes, the aggregate tax basis is approximately $40.7 million as of December 31, 2020. Upon the adoption of ASU 2016-13, we recorded expected losses related to these loans, and are required to do so going forward. See note 2 to the consolidated financial statements.
(2)This mortgage is available for up to $25.0 million.
(3)The borrower was notified in October 2020 that these mortgages were in default. No interest payments were made from April through July, and partial payments from August through December 31, 2020.
(4)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2020 is estimated.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2020
Reconciliation of Carrying Amount
(in thousands)

Balance, December 31, 2017, 2018, and 2019	$30,429
January 1, 2020 adoption of new accounting standard - See Note 2	(790)
Additions during period:
Acquisition of loans, net of valuation adjustments	9,560
Issuance of loans	693
Balance, December 31, 2020	$39,892