Form 10-Q
period 2021-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2021-05-05
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on April 30, 2021 was 77,755,460.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2021

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,731,961 and $1,703,202 of consolidated variable interest entities, respectively)	$7,840,664	$7,771,981
Construction-in-progress (including $35,359 and $44,896 of consolidated variable interest entities, respectively)	868,193	810,889
	8,708,857	8,582,870
Less accumulated depreciation and amortization (including $347,041 and $335,735 of consolidated variable interest entities, respectively)	(2,393,380)	(2,357,692)
Net real estate	6,315,477	6,225,178
Cash and cash equivalents	779,901	798,329
Accounts and notes receivable, net	161,249	159,780
Mortgage notes receivable, net	39,879	39,892
Investment in partnerships	12,148	22,128
Operating lease right of use assets	82,721	92,248
Finance lease right of use assets	50,795	51,116
Prepaid expenses and other assets	227,431	218,953
TOTAL ASSETS	$7,669,601	$7,607,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $397,084 and $413,681 of consolidated variable interest entities, respectively)	$466,950	$484,111
Notes payable, net	403,081	402,776
Senior notes and debentures, net	3,404,879	3,404,488
Accounts payable and accrued expenses	254,515	228,641
Dividends payable	84,872	83,839
Security deposits payable	20,867	20,388
Operating lease liabilities	63,023	72,441
Finance lease liabilities	72,045	72,049
Other liabilities and deferred credits	156,227	152,424
Total liabilities	4,926,459	4,921,157
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	138,182	137,720
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 77,706,466 and 76,727,394 shares issued and outstanding, respectively	781	771
Additional paid-in capital	3,386,917	3,297,305
Accumulated dividends in excess of net income	(1,024,417)	(988,272)
Accumulated other comprehensive loss	(2,300)	(5,644)
Total shareholders’ equity of the Trust	2,520,978	2,464,157
Noncontrolling interests	83,982	84,590
Total shareholders’ equity	2,604,960	2,548,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,669,601	$7,607,624
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
REVENUE
Rental income	$217,135	$230,798
Mortgage interest income	1,026	759
Total revenue	218,161	231,557
EXPENSES
Rental expenses	49,238	44,312
Real estate taxes	29,420	29,064
General and administrative	10,258	10,251
Depreciation and amortization	63,874	62,188
Total operating expenses	152,790	145,815

Gain on sale of real estate and change in control of interest	17,428	—

OPERATING INCOME	82,799	85,742

OTHER INCOME/(EXPENSE)
Other interest income	363	308
Interest expense	(32,085)	(28,445)
Loss from partnerships	(1,338)	(1,164)
NET INCOME	49,739	56,441
Net income attributable to noncontrolling interests	(1,503)	(1,678)
NET INCOME ATTRIBUTABLE TO THE TRUST	48,236	54,763
Dividends on preferred shares	(2,010)	(2,010)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$46,226	$52,753

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.60	$0.70
Weighted average number of common shares	76,842	75,360

COMPREHENSIVE INCOME	$53,433	$49,989

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$51,580	$48,311

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $808 attributable to redeemable noncontrolling interests	—	—	—	—	—	48,236	—	695	48,931
Other comprehensive income - change in fair value of interest rate swaps, excluding $350 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	3,344	—	3,344
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(82,371)	—	—	(82,371)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(784)	(784)
Common shares issued, net	—	—	847,493	8	87,206	—	—	—	87,214
Shares issued under dividend reinvestment plan	—	—	6,280	—	545	—	—	—	545
Share-based compensation expense, net of forfeitures	—	—	147,712	2	4,147	—	—	—	4,149
Shares withheld for employee taxes	—	—	(27,429)	—	(2,805)	—	—	—	(2,805)
Redemption of OP units	—	—	5,016	—	519	—	—	(519)	—
BALANCE AT MARCH 31, 2021	405,896	$159,997	77,706,466	$781	$3,386,917	$(1,024,417)	$(2,300)	$83,982	$2,604,960

BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $1,015 attributable to redeemable noncontrolling interests	—	—	—	—	—	54,763	—	663	55,426
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,452)	—	(6,452)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,403)	—	—	(79,403)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(783)	(783)
Common shares issued, net	—	—	13	—	2	—	—	—	2
Shares issued under dividend reinvestment plan	—	—	3,834	—	446	—	—	—	446
Share-based compensation expense, net of forfeitures	—	—	110,066	1	3,941	—	—	—	3,942
Shares withheld for employee taxes	—	—	(32,213)	—	(3,982)	—	—	—	(3,982)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT MARCH 31, 2020	405,896	$159,997	75,622,504	$760	$3,166,899	$(818,284)	$(7,265)	$97,501	$2,599,608
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$49,739	$56,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,874	62,188
Gain on sale of real estate and change in control of interest	(17,428)	—
Loss from partnerships	1,338	1,164
Other, net	1,245	(110)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	883	3,012
Decrease in prepaid expenses and other assets	3,169	8,618
Increase (decrease) in accounts payable and accrued expenses	7,987	(3,619)
Increase (decrease) in security deposits and other liabilities	4,299	(8,945)
Net cash provided by operating activities	115,106	118,749
INVESTING ACTIVITIES
Acquisition of real estate	(5,694)	(7,109)
Capital expenditures - development and redevelopment	(68,527)	(106,572)
Capital expenditures - other	(15,189)	(15,792)
Costs associated with property sold under threat of condemnation, net	—	(17,412)
Proceeds from sale of real estate	19,896	—
Investment in partnerships	(2,657)	(136)
Distribution from partnerships in excess of earnings	285	849
Leasing costs	(2,955)	(5,001)
Increase in mortgage and other notes receivable, net	—	(659)
Net cash used in investing activities	(74,841)	(151,832)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, including costs	—	990,000
Repayment of mortgages, finance leases and notes payable	(48,845)	(1,524)
Issuance of common shares, net of costs	87,329	19
Dividends paid to common and preferred shareholders	(82,913)	(80,898)
Shares withheld for employee taxes	(2,805)	(3,982)
Distributions to and redemptions of noncontrolling interests	(1,485)	(4,720)
Net cash (used in) provided by financing activities	(48,719)	898,895
(Decrease) increase in cash, cash equivalents and restricted cash	(8,454)	865,812
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash at end of period	$808,442	$1,019,426

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 101 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.
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
Impacts of COVID-19 Pandemic
Since March 2020, we have been, and continue to be, impacted by the novel coronavirus ("COVID-19") pandemic. While we currently expect the impact to our properties to be temporary in nature, the extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.
Federal, state, and local governments have taken various actions since the onset of the pandemic to mitigate the spread of COVID-19. These actions range from closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic to phased re-openings and capacity limitations as COVID-19 vaccines are rolled out and infection rates start to decline. These actions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct. These closures and restrictions have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their businesses permanently. As a result, we continued to see elevated levels of collectibility related impacts and accordingly, during the three months ended March 31, 2021, we recognized collectibility related adjustments of $14.8 million. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of March 31, 2021, the revenue from approximately 34% of our tenants (based on total commercial leases) is being recognized on a cash basis.
For more information, See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook.
Forward Equity Sales
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales agreements. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales agreements on our earnings per share calculations. We use the treasury method to determine the dilution, if any, from the forward sale agreement during the period of time prior to settlement. As of March 31, 2021, no forward sales contracts have settled.
Recently Issued Accounting Pronouncements

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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$38,626	$34,159
Interest capitalized	(6,541)	(5,714)
Interest expense	$32,085	$28,445
Cash paid for interest, net of amounts capitalized	$29,973	$29,405
Cash paid for income taxes	$—	$4
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$—	$18,920
Mortgage loans assumed with acquisition	$—	$8,903
DownREIT operating partnership units redeemed for common shares	$519	$—
Shares issued under dividend reinvestment plan	$430	$429

	March 31,	December 31,
	2021	2020
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$779,901	$798,329
Restricted cash (1)	28,541	18,567
Total cash, cash equivalents, and restricted cash	$808,442	$816,896
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On January 4, 2021, we acquired our partner's 20% interest in our joint venture arrangement related to the Pike & Rose hotel for $2.3 million, and repaid the $31.5 million mortgage loan encumbering the hotel. As a result of the transaction, we gained control of the hotel, and effective January 4, 2021, we have consolidated this asset. We also recognized a gain on acquisition of the controlling interest of $2.1 million related to the difference between the carrying value and fair value of the previously held equity interest.
On February 22, 2021, we acquired the fee interest at our Mount Vernon Plaza property in Alexandria, Virginia for $5.6 million. As a result of this transaction, the "operating lease right of use assets" and "operating lease liabilities" on our consolidated balance sheet decreased by $9.8 million. We now own the entire fee interest on this property.
On March 19, 2021, we sold a portion of Graham Park Plaza in Falls Church, Virginia for $20.3 million, resulting in a gain on sale of $15.6 million.

NOTE 4—DEBT
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Towne Center, at par, prior to its original maturity date.
During the three months ended March 31, 2021, there were no borrowings on our $1.0 billion revolving credit facility. Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2021, we were in compliance with all default related debt covenants.

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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$870,031	$864,353	$886,887	$879,390
Senior notes and debentures	$3,404,879	$3,630,425	$3,404,488	$3,761,465

As of March 31, 2021, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2021 was a liability of $1.2 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three months ended March 31, 2021, the value of our interest rate swaps increased $3.5 million (including $0.2 million reclassified from other comprehensive income to interest expense). A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(1,210)	$—	$(1,210)	$—	$(4,711)	$—	$(4,711)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2021, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.2 million.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 739,601 downREIT operating partnership units are outstanding which have a total fair value of approximately $75.0 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2021.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2021		2020
	Declared	Paid	Declared	Paid
Common shares	$1.060	$1.060	$1.050	$1.050
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

On February 24, 2021, we replaced our existing ATM equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales agreements. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.2 million including paying $0.9 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We also entered into forward sales agreements for 331,318 shares under our ATM equity program at an average initial offering price of $106.43, which is net of approximately $0.4 million of commissions. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates in March 2022. We have remaining capacity to issue up to $404.4 million in common shares under our ATM equity program as of March 31, 2021.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,149	$3,942
Capitalized share-based compensation	(398)	(332)
Share-based compensation expense	$3,751	$3,610

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2021 and 2020, we had 0.3 million and 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS calculation because their impact is anti-dilutive:
•exercise of 2,363 and 682 stock options for the three months ended March 31, 2021 and 2020, respectively,
•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for all periods presented, and
•The issuance of 331,318 shares issuable under forward sales agreements for the three months ended March 31, 2021.

Additionally, 10,441 of unvested restricted stock units are excluded from the diluted EPS calculation as the market based performance criteria in the awards has not yet been achieved.

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
NUMERATOR
Net income	$49,739	$56,441
Less: Preferred share dividends	(2,010)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(1,503)	(1,678)
Less: Earnings allocated to unvested shares	(294)	(247)
Net income available for common shareholders, basic and diluted	$45,932	$52,506
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	76,842	75,360

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.60	$0.70

NOTE 10—SUBSEQUENT EVENT
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the maturity date to April 16, 2024, along with two one-year extensions, at our option.

On April 30, 2021, we acquired the fee interest in a 90,000 square foot, shopping center in McLean, Virginia for $32.1 million. The acquisition was completed through a newly formed joint venture, in which we own an 80% controlling interest.
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2021.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of March 31, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 101 predominantly retail real estate projects comprising approximately 23.3 million square feet. In total, the real estate projects were 91.8% leased and 89.5% occupied at March 31, 2021.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the novel coronavirus disease ("COVID-19") pandemic. Since March 2020 when the World Health Organization characterized COVID-19 as a global pandemic, we have been and continue to be impacted by COVID-19 and the actions taken by federal, state, and local government to prevent its spread. These actions range from closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic to phased re-openings and capacity limitations as COVID-19 vaccines are rolled out and infection rates start to decline. These actions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct. These closures and restrictions have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. As a result, our cash flow and results of operations in the three months ended March 31, 2021 continued to be materially adversely impacted, with vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions will position many of our tenants to be able to return to payment of contractual rent as soon as possible after the impacts from the pandemic have subsided.
During the three months ended March 31, 2021, we recognized collectibility related adjustments of $14.8 million. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of March 31, 2021, the revenue from approximately 34% of our tenants (based on total commercial leases) is being recognized on a cash basis.
We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
See further discussion of the impact of COVID-19 on our business throughout Item 2.

Business Continuity
We transitioned our entire workforce to remote work in March 2020 with the exception of those employees who were critical to providing the necessary day-to-day property management functions required to keep our properties open and operating for essential businesses such as grocery stores and drug stores, and a few employees who were needed to carry out critical corporate functions. Although all of our corporate offices have reopened with capacity limitations, approximately 25% of our workforce continues to work remotely on a regular basis. We have not laid off, furloughed, or terminated any employees nor have we modified the compensation of any of our employees as a result of COVID-19, and the transition to a largely remote workforce has not had any material adverse impacts on our financial reporting systems, our internal controls, or disclosure controls and procedures.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.
2021 Acquisitions and Disposition
On January 4, 2021, we acquired our partner's 20% interest in our joint venture arrangement related to the Pike & Rose hotel for $2.3 million, and repaid the $31.5 million mortgage loan encumbering the hotel. As a result of the transaction, we gained control of the hotel, and effective January 4, 2021, we have consolidated the asset. We also recognized a gain on acquisition of the controlling interest of $2.1 million related to the difference between the carrying value and fair value of the previously held equity interest.
On February 22, 2021, we acquired the fee interest on Mount Vernon Plaza for $5.6 million. As a result of this transaction, the "operating lease right of use assets" and "operating lease liabilities" on our consolidated balance sheet decreased by $9.8 million. We now own the entire fee interest on this property.
On March 19, 2021, we sold a portion of Graham Park Plaza in Falls Church, Virginia for $20.3 million, resulting in a gain on sale of $15.6 million.
On April 30, 2021, we acquired the fee interest in a 90,000 square foot, shopping center in McLean, Virginia for $32.1 million. The acquisition was completed through a newly formed joint venture, in which we own an 80% controlling interest.
2021 Debt and Equity Transactions
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Towne Center, at par, prior to its original maturity date.
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales agreements. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.2 million including paying $0.9 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We also entered into forward sales agreements for 331,318 shares under our ATM equity program at an average initial offering price of $106.43, which is net of approximately $0.4 million of commissions. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates in March 2022. We have remaining capacity to issue up to $404.4 million in common shares under our ATM equity program as of March 31, 2021.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the maturity date to April 16, 2024, along with two one-year extensions, at our option.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $82 million and $2 million, respectively, for the three months ended March 31, 2021, and $114 million and $3 million, respectively, for the three months ended March 31, 2020. We capitalized external and internal costs related to other property improvements of $16 million and $1 million, respectively, for the three months ended March 31, 2021, and $13 million and $1 million for the three months ended March 31, 2020. We capitalized external and internal costs related to leasing activities of $2 million and $1 million, respectively, for the three months ended March 31, 2021, and $3 million and $1 million, respectively, for the three months ended March 31, 2020. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, respectively, for the three months ended March 31, 2021 and $3 million, $1 million, and $1 million, respectively for the three months ended March 31, 2020. Total capitalized costs were $104 million and $134 million for the three months ended March 31, 2021 and 2020, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property developments and redevelopments, and
•expansion of our portfolio through property acquisitions.

While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 11, 2021, for discussion of our long-term strategies.

Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. This includes initially ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings, as well as the general concern over the spread of COVID-19, have required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct in their stores. These closures and restrictions have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While approximately 98% of our retail tenants were open at March 31, 2021, many continue to have both operating and capacity restrictions in place as mandated by local governments. These economic hardships have adversely impacted our business, and continue to have a negative effect on our financial results during the first quarter of 2021. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, and while many tenants did not pay rents and other charges during a portion of 2020, the majority of our tenants have resumed paying all or a portion of their rent and/or other charges as their businesses were able to reopen. Our percentage of contractual rent actually collected has continued to increase since the low point in April 2020, including some tenants paying past due amounts. As of March 31, 2021, we have entered into agreements with approximately 32% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely throughout the remainder of 2021, although some extend beyond, and negotiations with other tenants are still ongoing. While increasing monthly cash collection rates is a positive trend driven by government mandated restrictions gradually being lifted, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels, which will continue to adversely impact our results of operations. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million with openings expected to begin in 2022.
•Phase III of Assembly Row includes 277,000 square feet of office space (of which, 150,000 square feet is pre-leased), 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million and is projected to open beginning in the second quarter of 2021.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space) and over 600 additional parking spaces. The building is expected to cost between $128 million and

$135 million. At March 31, 2021, approximately138,000 square feet has been leased, of which approximately 45,000 square feet is our new corporate headquarters.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $323 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings will be dependent upon the duration of governmental restrictions and the duration and severity of the economic impacts of COVID-19.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through assumed mortgages and property sales.
At March 31, 2021, the leasable square feet in our properties was 91.8% leased and 89.5% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2021, we signed leases for a total of 515,000 square feet of retail space including 506,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis. New leases for comparable spaces were signed for 220,000 square feet at an average rental increase of 18% on a cash basis. Renewals for comparable spaces were signed for 286,000 square feet at an average rental increase of 2% on a cash basis. Tenant improvements and incentives for comparable spaces were $32.06 per square foot, of which, $67.15 per square foot was for new leases and $5.09 per square foot was for renewals for the three months ended March 31, 2021.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including contractual rent on the expiring lease and annual market rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. As a result of accommodations made to certain tenants to help them to stay open during and after the COVID-19 pandemic, we have found it necessary to exercise more judgement in 2020 and 2021 than in prior years in order to appropriately reflect the comparability of spaces in the calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as inducement to sign a lease that do not represent building improvements.
Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year. We expect some rental rates to continue to be negatively impacted by the COVID-19 pandemic. We expect the volume for 2021 to be in line with, or potentially exceed our historical averages given a larger amount of vacancy as a result of COVID-19. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
The leases signed in 2021 generally become effective over the following two years though some may not become effective until 2024 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2021, all or a portion of 98 properties were considered comparable properties and six properties were considered non-comparable properties. For the three months ended March 31, 2021, two portions of properties were moved from non-comparable properties to comparable properties, one property and two portions of properties were moved from acquisitions to comparable properties, and one portion of a property was removed from non-comparable properties, as it was sold, compared to the designations as of December 31, 2020. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2021 AND 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$217,135	$230,798	$(13,663)	(5.9)%
Mortgage interest income	1,026	759	267	35.2%
Total property revenue	218,161	231,557	(13,396)	(5.8)%
Rental expenses	49,238	44,312	4,926	11.1%
Real estate taxes	29,420	29,064	356	1.2%
Total property expenses	78,658	73,376	5,282	7.2%
Property operating income (1)	139,503	158,181	(18,678)	(11.8)%
General and administrative expense	(10,258)	(10,251)	(7)	0.1%
Depreciation and amortization	(63,874)	(62,188)	(1,686)	2.7%
Gain on sale of real estate and change in control of interest	17,428	—	17,428	100.0%
Operating income	82,799	85,742	(2,943)	(3.4)%
Other interest income	363	308	55	17.9%
Interest expense	(32,085)	(28,445)	(3,640)	12.8%
Loss from partnerships	(1,338)	(1,164)	(174)	14.9%
Total other, net	(33,060)	(29,301)	(3,759)	12.8%
Net income	49,739	56,441	(6,702)	(11.9)%
Net income attributable to noncontrolling interests	(1,503)	(1,678)	175	(10.4)%
Net income attributable to the Trust	$48,236	$54,763	$(6,527)	(11.9)%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.
Property Revenues
Total property revenue decreased $13.4 million, or 5.8%, to $218.2 million in the three months ended March 31, 2021 compared to $231.6 million in the three months ended March 31, 2020. The percentage occupied at our shopping centers was 89.5% at March 31, 2021 compared to 91.5% at March 31, 2020. The most significant driver of the decrease in property revenues is the ongoing impact of COVID-19, as many of our tenants were forced to temporarily or in some cases permanently close their businesses in addition to adhering to government imposed capacity limitations and restrictions resulting in changes in our collectibility estimates and in some cases rent abatement. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income decreased $13.7 million, or 5.9%, to $217.1 million in the three months ended March 31, 2021 compared to $230.8 million in the three months ended March 31, 2020 due primarily to the following:
•higher collectibility related impacts including rent abatements across all properties of $11.8 million primarily the result of COVID-19 impacts,
•a decrease of $4.7 million from 2020 property sales, and
•a decrease of $1.9 million from comparable properties primarily related to lower average occupancy of approximately $6.7 million and lower parking income and percentage rent of $1.5 million primarily due to the impacts from COVID-19 related closures and restrictions, partially offset by higher rental rates of approximately $2.8 million and higher recoveries of $2.4 million primarily the result of higher snow removal expense, partially offset by,
•an increase of $4.0 million from non-comparable properties primarily driven by the opening of our new office building at Santana Row in early 2020 and redevelopment related occupancy increases at one of our properties, and
•an increase of $0.7 million from acquisitions.
Mortgage interest income
Mortgage interest income increased $0.3 million, or 35.2%, to $1.0 million in the three months ended March 31, 2021 compared to $0.8 million in the three months ended March 31, 2020. This increase is due primarily to the acquisition of two mortgage loans secured by a shopping center in Rockville, Maryland that is owned by a third party, in September 2020.
Property Expenses
Total property expenses increased $5.3 million, or 7.2%, to $78.7 million in the three months ended March 31, 2021 compared to $73.4 million in the three months ended March 31, 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.9 million, or 11.1%, to $49.2 million in the three months ended March 31, 2021 compared to $44.3 million in the three months ended March 31, 2020. This decrease is primarily due to the following:
•an increase of $5.7 million from comparable properties due primarily to higher snow removal expense,
•an increase of $0.8 million from acquisitions, and
•an increase of $0.5 million from non-comparable properties driven by the opening of our new office buildings at Santana Row and Pike & Rose in 2020, partially offset by,
•a decrease of $1.6 million from 2020 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 22.7% in the three months ended March 31, 2021 from 19.2% in the three months ended March 31, 2020.
Real Estate Taxes
Real estate tax expense increased $0.4 million, or 1.2%, to $29.4 million in the three months ended March 31, 2021 compared to $29.1 million in the three months ended March 31, 2020. This increase is primarily due the following:
•an increase of $0.5 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, and
•an increase of $0.4 million from comparable properties primarily due to higher assessments, partially offset by,
•a decrease of $0.7 million from 2020 property sales.

Property Operating Income
Property operating income decreased $18.7 million, or 11.8%, to $139.5 million in the three months ended March 31, 2021 compared to $158.2 million in the three months ended March 31, 2020. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower parking income, and lower percentage rent. Also contributing to the decreases were higher snow removal costs, and 2020 property sales, partially offset by the opening of our new office building at Santana Row in early 2020 and redevelopment related occupancy increases at one of our properties.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $1.7 million, or 2.7%, to $63.9 million in the three months ended March 31, 2021 from $62.2 million in the three months ended March 31, 2020. This increase is due primarily to accelerated depreciation related to a vacating tenant, placing redevelopment properties into service, the opening of our new office building at Santana Row in early 2020, and the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021, partially offset by 2020 property sales.
Gain on Sale of Real Estate and Change in Control of Interest
The $17.4 million gain on sale of real estate and change in control of interest for the three months ended March 31, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia and a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture (see Note 3 for additional disclosure).
Operating Income
Operating income decreased $2.9 million, or 3.4%, to $82.8 million in the three months ended March 31, 2021 compared to $85.7 million in the three months ended March 31, 2020. This decrease is primarily due to the impact of COVID-19, which resulted in higher collectibility related adjustments, lower parking income, and lower percentage rent. Also contributing to the decrease were higher snow removal costs and 2020 property sales, partially offset by the gains related to the sale of a portion of Graham Park Plaza and the previously unconsolidated Pike & Rose hotel joint venture, the opening of our new office building at Santana Row in early 2020, and redevelopment related occupancy increases at one of our properties.
Other
Interest Expense
Interest expense increased $3.6 million, or 12.8%, to $32.1 million in the three months ended March 31, 2021 compared to $28.4 million in the three months ended March 31, 2020. This increase is due primarily to the following:
•an increase of $7.4 million from higher weighted average borrowings primarily from the May 2020 debt issuances in response to the COVID-19 pandemic, partially offset by,
•a decrease of $2.9 million due to a lower overall weighted average borrowing rate, and
•an increase of $0.8 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row.
Gross interest costs were $38.6 million and $34.2 million in the three months ended March 31, 2021 and March 31, 2020, respectively. Capitalized interest was $6.5 million and $5.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, we are generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2021 were approximately $83.1 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

We are currently experiencing lower levels of cash from operations due to lower rent collections from tenants impacted by the COVID-19 pandemic (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash significantly in excess of the cash balances we have historically maintained.

During the three months ended March 31, 2021, there were no borrowings on our $1.0 billion unsecured revolving credit facility, and as of March 31, 2021, we had cash and cash equivalents of $779.9 million. We also had outstanding forward sales agreements for proceeds of $35.3 million as of March 31, 2021, and the capacity to issue up to $404.4 million in common shares both under our ATM equity program.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the maturity date to April 16, 2024, along with two one-year extensions, at our option. Subsequently, over the next 12 months, we have $124.2 million of secured debt maturing, which we intend to pay off at maturity.
Our overall capital requirements for the remainder of 2021 will continue to be impacted by the extent and duration of COVID-19 related closures, impacts on our cash collections, and overall economic impacts that might occur. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to see higher levels of capital investments in our properties under development and redevelopment, as we continue to invest in the current phase of these projects and are not expecting COVID-19 related halts in construction activities similar to those experienced in 2020. With respect to other capital investments related to our existing properties, we expect to incur levels more consistent with prior years with an overall increase compared to 2020.
We believe that the cash on our balance sheet together with rents we collect, as well as our $1.0 billion revolving credit facility will allow us to continue to operate our business in the near-term. Given our recent ability to access the capital markets, we also expect debt or equity to be available to us. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

While the COVID-19 pandemic has continued to negatively impact our business during the quarter ended March 31, 2021, and we expect it will continue to negatively impact our business in the short term, we maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

Summary of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash provided by operating activities	$115,106	$118,749
Cash used in investing activities	(74,841)	(151,832)
Cash (used in) provided by financing activities	(48,719)	898,895
(Decrease) increase in cash, cash equivalents and restricted cash	(8,454)	865,812
Cash, cash equivalents and restricted cash, beginning of year	816,896	153,614
Cash, cash equivalents and restricted cash, end of period	$808,442	$1,019,426

Net cash provided by operating activities decreased $3.6 million to $115.1 million during the three months ended March 31, 2021 from $118.7 million during the three months ended March 31, 2020. The decrease was primarily attributable to lower net income before non-cash items, partially offset by timing of cash receipts including lower prepaid rent balances in 2020 as a result of the COVID-19 pandemic.
Net cash used in investing activities decreased $77.0 million to $74.8 million during the three months ended March 31, 2021 from $151.8 million during the three months ended March 31, 2020. The decrease was primarily attributable to:
•a $38.6 million decrease in capital expenditures as we prepare to deliver portions of Phase III of both our Assembly Row and Pike & Rose projects,
•$19.9 million of net proceeds from the sale of a portion of Graham Park Plaza in Falls Church, Virginia in March 2021, and
•$17.4 million for net costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019.
Net cash provided by financing activities decreased $947.6 million to $48.7 million used during the three months ended March 31, 2021 from $898.9 million provided in the three months ended March 31, 2020. The decrease was primarily attributable to:
•$990.0 million in borrowings on our revolving credit facility in 2020 to provide maximum flexibility and liquidity at the beginning of the COVID-19 pandemic, and
•a $47.3 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021 and the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, partially offset by
•an $87.3 million increase in net proceeds from the issuance of common shares under our ATM program during the three months ended March 31, 2021.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2021:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2021	Stated Interest Rate as of March 31, 2021	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Plaza Del Sol	Acquired	$7,992	5.23%	December 1, 2021
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022
Montrose Crossing	80,000	65,109	4.20%	January 10, 2022
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,339	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	32,482	Various	Various through 2029
Chelsea	Acquired	5,140	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,478	3.75%	July 1, 2042
Subtotal		468,795
Net unamortized debt issuance costs and premium		(1,845)
Total mortgages payable, net		466,950

Notes payable
Term Loan (4)	400,000	400,000	LIBOR + 1.35%	May 6, 2021
Revolving credit facility (5)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,256	11.31%	Various through 2028
Subtotal		403,256
Net unamortized debt issuance costs		(175)
Total notes payable, net		403,081

Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(14,321)
Total senior notes and debentures, net		3,404,879

Total debt, net		$4,274,910
_____________________
1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%
2)The interest rates on these mortgages range from 3.91% to 5.00%.
3)This mortgage loan has a fixed interest rate, however, the rate resets every five years until maturity. The current interest rate is fixed until July 1, 2022, and the loan is prepayable at par anytime after this date.
4)On April 16, 2021, we repaid $100.0 million of the term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the maturity date to April 16, 2024, along with two one-year extensions, at our option.
5)During the three months ended March 31, 2021, there were no borrowings on our $1.0 billion revolving credit facility.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2021:

	Unsecured		Secured	Total
	(In thousands)
2021	$400,662	(1)	$10,861	$411,523
2022	751		119,706	120,457
2023	275,765		3,549	279,314
2024	600,656	(2)	3,688	604,344
2025	333		48,033	48,366
Thereafter	2,544,289		282,958	2,827,247
	$3,822,456		$468,795	$4,291,251	(3)
__________________
1)    This includes our $400.0 million term loan, which was to mature on May 6, 2021. On April 16, 2021, we repaid $100.0 million of the term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the maturity date to April 16, 2024, along with two one-year extensions, at our option.
2)    Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of March 31, 2021, there was no outstanding balance under this credit facility.
3)    The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2021.
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
As of March 31, 2021, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2021.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$49,739	$56,441
Net income attributable to noncontrolling interests	(1,503)	(1,678)
Gain on sale of real estate and change in control of interest	(17,428)	—
Depreciation and amortization of real estate assets	57,103	56,046
Amortization of initial direct costs of leases	4,744	4,900
Funds from operations	92,655	115,709
Dividends on preferred shares (1)	(2,010)	(1,875)
Income attributable to operating partnership units	785	790
Income attributable to unvested shares	(325)	(356)
Funds from operations available for common shareholders	$91,105	$114,268
Weighted average number of common shares, diluted (1)(2)	77,582	76,208

Funds from operations available for common shareholders, per diluted share (3)	$1.17	$1.50
_____________________
(1)For the three months ended March 31, 2020, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of dilutive EPS for these periods.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2021, we had $3.9 billion of fixed-rate debt outstanding, including $56.5 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $269.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $296.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2021, we had $400.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $4.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $4.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2020.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 11, 2021. These factors include, but are not limited to, the following:
•risks that our tenants will not pay rent, may vacate early or may file for bankruptcy or that we may be unable to renew leases or re-let space at favorable rents as leases expire;
•risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that completion of anticipated or ongoing property redevelopment or renovation projects that we do pursue may cost more, take more time to complete, or fail to perform as expected;
•risk that we are investing a significant amount in ground-up development projects that may be dependent on third parties to deliver critical aspects of certain projects, requires spending a substantial amount upfront in infrastructure, and assumes receipt of public funding which has been committed but not entirely funded;
•risks normally associated with the real estate industry, including risks that:
◦occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,
◦new acquisitions may fail to perform as expected,
◦competition for acquisitions could result in increased prices for acquisitions,
◦costs associated with the periodic maintenance and repair or renovation of space, insurance and other operations may increase,
◦environmental issues may develop at our properties and result in unanticipated costs, and
◦because real estate is illiquid, we may not be able to sell properties when appropriate;
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option.
During the three months ended March 31, 2021, we redeemed 5,016 downREIT operating partnership units for common shares.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006, May 6, 2009, November 2, 2016, February 5, 2019, April 2, 2020, and February 10, 2021 (filed herewith)

10.1	Performance Award Agreement for Jeffrey S. Berkes (previously filed as Exhibit 10.1 to the Trust's Form 8-K (File No. 001-07533) and incorporated by reference)

10.2	Amended and Restated Severance Agreement for Mr. Berkes (previously filed as Exhibit 10.2 to the Trust's Form 8-K (File No. 001-07533) and incorporated by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 5, 2021	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

May 5, 2021	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)