Form 10-Q
period 2021-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2021-08-04
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on July 30, 2021 was 77,768,140.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2021

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,184,537 and $1,703,202 of consolidated variable interest entities, respectively)	$8,412,137	$7,771,981
Construction-in-progress (including $24,679 and $44,896 of consolidated variable interest entities, respectively)	858,488	810,889
	9,270,625	8,582,870
Less accumulated depreciation and amortization (including $359,198 and $335,735 of consolidated variable interest entities, respectively)	(2,444,329)	(2,357,692)
Net real estate	6,826,296	6,225,178
Cash and cash equivalents	304,268	798,329
Accounts and notes receivable, net	153,293	159,780
Mortgage notes receivable, net	9,534	39,892
Investment in partnerships	11,560	22,128
Operating lease right of use assets	92,457	92,248
Finance lease right of use assets	50,474	51,116
Prepaid expenses and other assets	230,994	218,953
TOTAL ASSETS	$7,678,876	$7,607,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $396,732 and $413,681 of consolidated variable interest entities, respectively)	$466,026	$484,111
Notes payable, net	301,625	402,776
Senior notes and debentures, net	3,405,282	3,404,488
Accounts payable and accrued expenses	253,092	228,641
Dividends payable	84,881	83,839
Security deposits payable	23,381	20,388
Operating lease liabilities	74,129	72,441
Finance lease liabilities	72,041	72,049
Other liabilities and deferred credits	209,957	152,424
Total liabilities	4,890,414	4,921,157
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	212,623	137,720
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 77,760,588 and 76,727,394 shares issued and outstanding, respectively	782	771
Additional paid-in capital	3,395,189	3,297,305
Accumulated dividends in excess of net income	(1,062,641)	(988,272)
Accumulated other comprehensive loss	(3,238)	(5,644)
Total shareholders’ equity of the Trust	2,490,089	2,464,157
Noncontrolling interests	85,750	84,590
Total shareholders’ equity	2,575,839	2,548,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,678,876	$7,607,624
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
REVENUE
Rental income	$230,795	$175,479	$447,930	$406,277
Mortgage interest income	830	748	1,856	1,507
Total revenue	231,625	176,227	449,786	407,784
EXPENSES
Rental expenses	42,918	36,417	92,156	80,729
Real estate taxes	29,323	30,599	58,743	59,663
General and administrative	12,846	9,814	23,104	20,065
Depreciation and amortization	67,675	62,784	131,549	124,972
Total operating expenses	152,762	139,614	305,552	285,429

Gain on sale of real estate and change in control of interest	—	11,682	17,428	11,682

OPERATING INCOME	78,863	48,295	161,662	134,037

OTHER INCOME/(EXPENSE)
Other interest income	250	509	613	817
Interest expense	(31,177)	(34,073)	(63,262)	(62,518)
Income (loss) from partnerships	123	(3,872)	(1,215)	(5,036)
NET INCOME	48,059	10,859	97,798	67,300
Net income attributable to noncontrolling interests	(1,855)	(352)	(3,358)	(2,030)
NET INCOME ATTRIBUTABLE TO THE TRUST	46,204	10,507	94,440	65,270
Dividends on preferred shares	(2,011)	(2,011)	(4,021)	(4,021)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$44,193	$8,496	$90,419	$61,249

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.57	$0.11	$1.16	$0.81
Weighted average number of common shares	77,474	75,394	77,160	75,377
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.57	$0.11	$1.16	$0.81
Weighted average number of common shares	77,505	75,394	77,162	75,377

COMPREHENSIVE INCOME	$47,002	$10,366	$100,435	$60,355

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$45,266	$10,014	$96,846	$58,325

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $1,877 attributable to redeemable noncontrolling interests	—	—	—	—	—	94,440	—	1,481	95,921
Other comprehensive income - change in fair value of interest rate swaps, excluding $231 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	2,406	—	2,406
Dividends declared to common shareholders ($2.12 per share)	—	—	—	—	—	(164,788)	—	—	(164,788)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests, excluding $1,735 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,727)	(1,727)
Common shares issued, net	—	—	847,509	9	87,124	—	—	—	87,133
Shares issued under dividend reinvestment plan	—	—	11,516	—	1,019	—	—	—	1,019
Share-based compensation expense, net of forfeitures	—	—	152,185	2	7,505	—	—	—	7,507
Shares withheld for employee taxes	—	—	(27,500)	—	(2,813)	—	—	—	(2,813)
Redemption of OP units	—	—	49,484	—	5,049	—	—	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839

BALANCE AT MARCH 31, 2021	405,896	$159,997	77,706,466	$781	$3,386,917	$(1,024,417)	$(2,300)	$83,982	$2,604,960
Net income, excluding $1,069 attributable to redeemable noncontrolling interests	—	—	—	—	—	46,204	—	786	46,990
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(938)	—	(938)
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(82,417)	—	—	(82,417)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests, excluding $1,039 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(943)	(943)
Common shares issued, net	—	—	16	1	(82)	—	—	—	(81)
Shares issued under dividend reinvestment plan	—	—	5,236	—	474	—	—	—	474
Share-based compensation expense, net of forfeitures	—	—	4,473	—	3,358	—	—	—	3,358
Shares withheld for employee taxes	—	—	(71)		(8)	—	—	—	(8)
Redemption of OP units	—		44,468	—	4,530	—	—	(4,629)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $1,157 attributable to redeemable noncontrolling interests	—	—	—	—	—	65,270	—	873	66,143
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,945)	—	(6,945)
Dividends declared to common shareholders ($2.10 per share)	—	—	—	—	—	(158,810)	—	—	(158,810)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests, excluding $847 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,677)	(1,677)
Common shares issued, net	—	—	29	—	2	—	—	—	2
Shares issued under dividend reinvestment plan	—	—	10,605	—	955	—	—	—	955
Share-based compensation expense, net of forfeitures	—	—	114,092	1	7,028	—	—	—	7,029
Shares withheld for employee taxes	—	—	(32,390)	—	(3,997)	—	—	—	(3,997)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests, excluding $19,515 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101

BALANCE AT MARCH 31, 2020	405,896	$159,997	75,622,504	$760	$3,166,899	$(818,284)	$(7,265)	$97,501	$2,599,608
Net income, excluding $142 attributable to redeemable noncontrolling interests	—	—	—	—	—	10,507	—	210	10,717
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(493)	—	(493)
Dividends declared to common shareholders ($1.05 per share)	—	—	—	—	—	(79,407)	—	—	(79,407)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests, excluding $93 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(894)	(894)
Common shares issued, net	—	—	16	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	—	—	6,771	—	509	—	—	—	509
Share-based compensation expense, net of forfeitures	—	—	4,026	—	3,087	—	—	—	3,087
Shares withheld for employee taxes	—	—	(177)	—	(15)	—	—	—	(15)
BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$97,798	$67,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,549	124,972
Gain on sale of real estate and change in control of interest	(17,428)	(11,682)
Loss from partnerships	1,215	5,036
Other, net	8,316	5,240
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	4,696	(17,128)
Decrease in prepaid expenses and other assets	11,370	15,887
Increase in accounts payable and accrued expenses	2,142	5,756
Increase (decrease) in security deposits and other liabilities	7,551	(13,999)
Net cash provided by operating activities	247,209	181,382
INVESTING ACTIVITIES
Acquisition of real estate	(332,574)	(9,409)
Capital expenditures - development and redevelopment	(182,657)	(213,181)
Capital expenditures - other	(34,970)	(30,388)
Costs associated with property sold under threat of condemnation, net	—	(12,924)
Proceeds from sale of real estate	19,896	17,015
Investment in partnerships	(2,657)	(917)
Distribution from partnerships in excess of earnings	1,131	849
Leasing costs	(9,265)	(7,923)
Repayment (issuance) of mortgage and other notes receivable, net	31,122	(320)
Net cash used in investing activities	(509,974)	(257,198)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	(638)
Issuance of senior notes, net of costs	—	700,085
Issuance of notes payable, net of costs	—	398,732
Repayment of mortgages, finance leases and notes payable	(151,310)	(3,264)
Issuance of common shares, net of costs	87,286	97
Dividends paid to common and preferred shareholders	(166,847)	(161,874)
Shares withheld for employee taxes	(2,813)	(3,997)
Contributions from noncontrolling interests	104	—
Distributions to and redemptions of noncontrolling interests	(3,615)	(5,702)
Net cash (used in) provided by financing activities	(237,195)	923,439
(Decrease) increase in cash, cash equivalents and restricted cash	(499,960)	847,623
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash at end of period	$316,936	$1,001,237

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2021
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year.
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
Federal, state, and local governments have taken various actions since the onset of the pandemic to mitigate the spread of COVID-19. These actions range from closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic to phased re-openings and capacity limitations and now to generally lifted restrictions as COVID-19 vaccination rates increase. These closures and restrictions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their businesses permanently. While recent results are improving, we continued to see elevated levels of collectibility related impacts and accordingly, during the three and six months ended June 30, 2021, we recognized collectibility related adjustments of $6.4 million and $21.2 million, respectively. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of June 30, 2021, the revenue from approximately 35% of our tenants (based on total commercial leases) is being recognized on a cash basis.
For more information, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook.
Mortgage Notes Receivable
On May 11, 2021, two of our outstanding mortgage notes receivable were repaid. Including interest, the net proceeds were $33.8 million. As a result of the transaction, our mortgage notes receivable, net of valuation allowance, decreased $30.3 million.
Forward Equity Sales
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales contracts. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales contracts in our earnings per share calculations. We use the treasury method to determine the dilution, if any, from the forward sales contracts during the period of time prior to settlement. As of June 30, 2021, no forward sales contracts have settled.
Recently Issued Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

ASU 2020-04, March 2020, Reference Rate Reform (Topic 848)	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract.

	This guidance can be applied immediately, however, is generally only available through December 31, 2022.	We are still evaluating the impact of reference rate reform and whether we will apply any of these practical expedients.
ASU 2021-05, July 2021, Lessors - Certain Leases with Variable Lease Payments (Topic 842)	This ASU amends the lessor lease classification in ASC 842 for leases that include variable lease payments that are not based on an index or rate. Under the amended guidance, lessors will classify a lease with variable payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the previous ASU 842 classification criteria, and sales-type or direct financing lease classification would result in a Day 1 loss.

	This guidance is effective for annual periods beginning after December 15, 2021, and interim periods therein.	The adoption of this standard does not have an impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$76,284	$73,942
Interest capitalized	(13,022)	(11,424)
Interest expense	$63,262	$62,518
Cash paid for interest, net of amounts capitalized	$60,782	$52,715
Cash paid for income taxes	$320	$428
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$—	$18,920
Mortgage loans assumed with acquisition	$—	$8,903
DownREIT operating partnership units redeemed for common shares	$5,121	$—
Shares issued under dividend reinvestment plan	$866	$860

	June 30,	December 31,
	2021	2020
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$304,268	$798,329
Restricted cash (1)	12,668	18,567
Total cash, cash equivalents, and restricted cash	$316,936	$816,896
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
Property Acquisitions
During the six months ended June 30, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Joint Venture Interest (1)	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village	Scottsdale, Arizona	93,000	98%	$37.5	(5)
(1)These acquisitions were completed through newly formed joint ventures, for which we own the controlling interest listed above, and therefore, these properties are consolidated in our financial statements.
(2)Approximately $1.9 million and $0.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $8.0 million of net assets acquired were allocated to other liabilities for "below market leases."

(3)Approximately $12.3 million and $2.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $14.7 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)Approximately $11.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and $28.3 million were allocated to other liabilities for "below market leases."
(5)The land is controlled under a long-term ground lease that expires on December 31, 2076, for which we have recorded a $10.4 million "operating lease right of use asset" (net of a $1.3 million above market liability) and an $11.6 million "operating lease liability." Approximately $2.7 million and $1.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $3.6 million were allocated to other liabilities for "below market leases."
Property Disposition
On March 19, 2021, we sold a portion of Graham Park Plaza in Falls Church, Virginia for $20.3 million, resulting in a gain on sale of $15.6 million.

NOTE 4—DEBT
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Towne Center, at par, prior to its original maturity date.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option.
In June 2020, we provided notice for the early repayment of the Plaza Del Sol mortgage loan, at par, on September 1, 2021.
During the three and six months ended June 30, 2021, there were no borrowings on our $1.0 billion revolving credit facility. Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2021, we were in compliance with all default related debt covenants.

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

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$767,651	$760,820	$886,887	$879,390
Senior notes and debentures	$3,405,282	$3,717,381	$3,404,488	$3,761,465

As of June 30, 2021, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2021 was a liability of $2.4 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three months ended June 30, 2021, the value of our interest rate swaps decreased $1.2 million and increased $2.3 million for the six months ended June 30, 2021 (including $0.3 million reclassified from other comprehensive loss to interest expense for the three months, and $0.5 million reclassified from other comprehensive income to interest expense for the six months ended June 30, 2021). A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(2,403)	$—	$(2,403)	$—	$(4,711)	$—	$(4,711)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2021, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was a decrease of $0.1 million and $0.3 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 694,133 downREIT operating partnership units are outstanding which have a total fair value of approximately $81.3 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2021.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2021		2020
	Declared	Paid	Declared	Paid
Common shares	$2.120	$2.120	$2.100	$2.100
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

On February 24, 2021, we replaced our existing ATM equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. On May 7, 2021, we amended this ATM equity program, which resets the limit to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the six months ended June 30, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.1 million including paying $0.9 million in commissions and $0.3 million in additional offering expenses related to the sales of these common shares. We also entered into forward sales contracts for the three and six months ended June 30, 2021 for 1,194,733 and 1,526,051 shares, respectively, under our ATM equity program at a weighted average offering price of $117.47 and $115.30, respectively. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from

March 2022 to June 2022. We have remaining capacity to issue up to $359.7 million in common shares under our ATM equity program as of June 30, 2021.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,358	$3,087	$7,507	$7,029
Capitalized share-based compensation	(360)	(310)	(758)	(642)
Share-based compensation expense	$2,998	$2,777	$6,749	$6,387

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2021, we had 0.3 million and for the three and six months ended June 30, 2020, we had 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS calculation because their impact is anti-dilutive:
•exercise of 682 stock options for both the three and six months ended June 30, 2021 and 2020,
•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for all periods presented, and
•the issuance of 0.9 million and 1.4 million shares issuable under forward sales agreements for the three and six months ended June 30, 2021, respectively.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS calculation as the market based performance criteria in the awards has not yet been achieved.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
NUMERATOR
Net income	$48,059	$10,859	$97,798	67,300
Less: Preferred share dividends	(2,011)	(2,011)	(4,021)	(4,021)
Less: Income from operations attributable to noncontrolling interests	(1,855)	(352)	(3,358)	(2,030)
Less: Earnings allocated to unvested shares	(298)	(249)	(592)	(495)
Net income available for common shareholders, basic and diluted	$43,895	$8,247	$89,827	$60,754
DENOMINATOR
Weighted average common shares outstanding, basic	77,474	75,394	77,160	75,377
Effect of dilutive securities:
Open forward contracts for share issuances	31	—	2	—
Weighted average common shares outstanding, diluted	77,505	75,394	77,162	75,377

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.57	$0.11	$1.16	$0.81
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.57	$0.11	$1.16	$0.81

NOTE 10—SUBSEQUENT EVENTS
We provided notice for the early repayment of the Montrose Crossing and The AVENUE at White Marsh mortgage loans, at par, on October 12, 2021 and November 2, 2021, respectively.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of June 30, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects comprising approximately 25.3 million square feet. In total, the real estate projects were 92.7% leased and 89.6% occupied at June 30, 2021.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the novel coronavirus disease ("COVID-19") pandemic. Since March 2020 when the World Health Organization characterized COVID-19 as a global pandemic, we have been and continue to be impacted by COVID-19 and the actions taken by federal, state, and local government to prevent its spread. These actions range from closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic to phased re-openings and capacity limitations and now to generally lifted restrictions as COVID-19 vaccination rates increase. These closures and restrictions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While improving, our cash flow and results of operations in the six months ended June 30, 2021 continued to be materially adversely impacted, with vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions will position many of our tenants to be able to return to payment of contractual rent as soon as possible after the impacts from the pandemic have subsided.
During the three and six months ended June 30, 2021, we recognized collectibility related adjustments of $6.4 million and $21.2 million, respectively. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of June 30, 2021, the revenue from approximately 35% of our tenants (based on total commercial leases) is being recognized on a cash basis.
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

Business Continuity
We transitioned our entire workforce to remote work in March 2020 with the exception of those employees who were critical to providing the necessary day-to-day property management functions required to keep our properties open and operating for essential businesses such as grocery stores and drug stores, and a few employees who were needed to carry out critical corporate functions. Although all of our corporate offices have reopened, many of our employees continue to work remotely as we transition to a hybrid work model. We have not laid off, furloughed, or terminated any employees nor have we modified the compensation of any of our employees as a result of COVID-19, and the transition to a largely remote workforce has not had any material adverse impacts on our financial reporting systems, our internal controls, or disclosure controls and procedures.
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
On March 19, 2021, we sold a portion of Graham Park Plaza in Falls Church, Virginia for $20.3 million, resulting in a gain on sale of $15.6 million.
During the six months ended June 30, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Joint Venture Interest (1)	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village	Scottsdale, Arizona	93,000	98%	$37.5	(5)
(1)These acquisitions were completed through newly formed joint ventures, for which we own the controlling interest listed above, and therefore, these properties are consolidated in our financial statements.
(2)Approximately $1.9 million and $0.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $8.0 million of net assets acquired were allocated to other liabilities for "below market leases."
(3)Approximately $12.3 million and $2.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $14.7 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)Approximately $11.6 million of net assets acquired were allocated to other assets for "acquired lease costs"and $28.3 million were allocated to other liabilities for "below market leases."
(5)The land is controlled under a long-term ground lease that expires on December 31, 2076, for which we have recorded a $10.4 million "operating lease right of use asset" (net of a $1.3 million above market liability) and an $11.6 million "operating lease liability." Approximately $2.7 million and $1.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $3.6 million were allocated to other liabilities for "below market leases."

2021 Debt and Equity Transactions
On February 5, 2021, we repaid the $16.2 million mortgage loan on Sylmar Towne Center, at par, prior to its original maturity date.
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. On May 7, 2021, we amended this ATM equity program, which reset the limit to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the six months ended June 30, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.1 million including paying $0.9 million in commissions and $0.3 million in additional offering expenses related to the sales of these common shares. We also entered into forward sales contracts for the three and six months ended June 30, 2021 for 1,194,733 and 1,526,051 shares, respectively, under our ATM equity program at a weighted average offering price of $117.47 and $115.30, respectively. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from March 2022 to June 2022. We have remaining capacity to issue up to $359.7 million in common shares under our ATM equity program as of June 30, 2021.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option.
In June 2020, we provided notice for the early repayment of the Plaza Del Sol mortgage loan, at par, on September 1, 2021.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $197 million and $5 million for the six months ended June 30, 2021, and $202 million and $5 million for the six months ended June 30, 2020. We capitalized external and internal costs related to other property improvements of $34 million and $2 million, respectively, for the six months ended June 30, 2021, and $27 million and $2 million for the six months ended June 30, 2020. We capitalized external and internal costs related to leasing activities of $7 million and $1 million, respectively, for the six months ended June 30, 2021, and $5 million and $1 million, respectively, for the six months ended June 30, 2020. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $2 million, and $1 million, respectively, for the six months ended June 30, 2021 and $5 million, $1 million, and $1 million, respectively for the six months ended June 30, 2020. Total capitalized costs were $246 million and $242 million for the six months ended June 30, 2021 and 2020, respectively.
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

Federal, state, and local governments have taken various actions to mitigate the spread of COVID-19, including initially ordering closures of non-essential businesses and ordering residents to generally stay at home. While many of these restrictions have since been lifted, they required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct in their stores. These closures and restrictions, along with general concerns over the spread of COVID-19 have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While we are seeing signs of considerable improvement in the past few months, these economic hardships have adversely impacted our business, and continue to have a negative effect on our financial results during the second quarter of 2021. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, and while many tenants did not pay rents and other charges during a portion of 2020, the majority of our tenants have resumed paying all or a portion of their rent and/or other charges as their businesses were able to reopen. Our percentage of contractual rent actually collected has continued to increase since the low point in April 2020, including some tenants paying past due amounts. As of June 30, 2021, we have entered into agreements with approximately 32% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely throughout the remainder of 2021, although some extend beyond, and negotiations with other tenants are still ongoing. While increasing monthly cash collection rates is a positive trend driven by government mandated restrictions generally being lifted, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels, which will continue to adversely impact our results of operations. We are also experiencing a lower level of occupancy than in our past, largely due to the pandemic, which will adversely impact our results until we can release the space and the tenant commences paying rent as well as limit future vacancies caused by the pandemic. We are, however, experiencing strong demand for our commercial space as evidenced by the 1.1 million square feet of comparable space retail leasing we've completed in the first half of 2021, as well as our overall leased percentage at 92.7%, compared to our occupied percentage of only 89.6%.

The extent of the impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, future operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, with over 1,700 parking spaces. The building is expected to cost between $250 million and $270 million with openings expected to begin in 2022.
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million, with spaces being delivered beginning in the second quarter of 2021. At June 30, 2021, 150,000 square feet of office space has been delivered and 13,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space) and over 600 additional parking spaces. The building is expected to cost between $128 million and $135 million. At June 30, 2021, approximately 159,000 square feet has been leased, of which approximately 45,000 square feet is our new corporate headquarters.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $274 million that we expect to stabilize over the next several years.

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
At June 30, 2021, the leasable square feet in our properties was 92.7% leased and 89.6% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2021, we signed leases for a total of 577,000 square feet of retail space including 558,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 415,000 square feet at an average rental increase of 11% on a cash basis. Renewals for comparable spaces were signed for 144,000 square feet at no average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $51.35 per square foot, of which, $67.87 per square foot was for new leases and $3.74 per square foot was for renewals for the three months ended June 30, 2021.
For the six months ended June 30, 2021, we signed leases for a total of 1,091,000 square feet of retail space including 1,065,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 635,000 square feet at an average rental increase of 13% on a cash basis. Renewals for comparable spaces were signed for 430,000 square feet at an average rental increase of 1% on a cash basis. Tenant improvements and incentives for comparable spaces were $42.20 per square foot, of which, $67.62 per square foot was for new leases and $4.70 per square foot was for renewals for the six months ended June 30, 2021.
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
Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year. We expect some rental rates to continue to be negatively impacted by the COVID-19 pandemic. Given the significant volume of leasing we've achieved during the first six months of 2021, we expect the overall volume in 2021 to be at the high end, or potentially exceed, our historical averages given a larger amount of vacancy as a result of COVID-19. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2021, all or a portion of 98 properties were considered comparable properties and six properties were considered non-comparable properties. For the three months ended June 30, 2021, one portion of a property was moved from non-comparable properties to comparable properties and two portions of properties were moved from acquisitions to comparable properties. For the six months ended June 30, 2021, two portions of properties were moved from non-comparable properties to comparable properties, one property and two portions of properties were moved from acquisitions to comparable properties, and one portion of a property was removed from non-comparable properties, as it was sold, compared to the designations as of December 31, 2020. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2021 AND 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$230,795	$175,479	$55,316	31.5%
Mortgage interest income	830	748	82	11.0%
Total property revenue	231,625	176,227	55,398	31.4%
Rental expenses	42,918	36,417	6,501	17.9%
Real estate taxes	29,323	30,599	(1,276)	(4.2)%
Total property expenses	72,241	67,016	5,225	7.8%
Property operating income (1)	159,384	109,211	50,173	45.9%
General and administrative expense	(12,846)	(9,814)	(3,032)	30.9%
Depreciation and amortization	(67,675)	(62,784)	(4,891)	7.8%
Gain on sale of real estate and change in control of interest	—	11,682	(11,682)	100.0%
Operating income	78,863	48,295	30,568	63.3%
Other interest income	250	509	(259)	(50.9)%
Interest expense	(31,177)	(34,073)	2,896	(8.5)%
Income (loss) from partnerships	123	(3,872)	3,995	(103.2)%
Total other, net	(30,804)	(37,436)	6,632	(17.7)%
Net income	48,059	10,859	37,200	342.6%
Net income attributable to noncontrolling interests	(1,855)	(352)	(1,503)	427.0%
Net income attributable to the Trust	$46,204	$10,507	$35,697	339.7%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2021 and 2020 is as follows:

	2021	2020
	(in thousands)
Operating income	$78,863	$48,295
General and administrative	12,846	9,814
Depreciation and amortization	67,675	62,784
Gain on sale of real estate and change in control of interest	—	(11,682)
Property operating income	$159,384	$109,211
Property Revenues
Total property revenue increased $55.4 million, or 31.4%, to $231.6 million in the three months ended June 30, 2021 compared to $176.2 million in the three months ended June 30, 2020. The percentage occupied at our shopping centers was 89.6% at June 30, 2021 compared to 90.8% at June 30, 2020. The most significant driver of the increase in property revenues is the lifting of COVID-19 restrictions during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 when COVID-19 government imposed closures and restrictions were at their height. Changes in the components of property revenue are discussed below.

Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $55.3 million, or 31.5%, to $230.8 million in the three months ended June 30, 2021 compared to $175.5 million in the three months ended June 30, 2020 due primarily to the following:
•a $48.8 million decrease in collectibility related impacts including rent abatements across all properties primarily due to moving a large number of tenants from accrual basis to cash basis in the second quarter of 2020 and higher collection rates in the second quarter of 2021, as tenants begin to recover from the initial impacts of COVID-19,
•an increase of $4.1 million from non-comparable properties primarily driven by redevelopment related occupancy increases at two of our properties, the opening of Phase III at Assembly Row in 2021, and the opening of Freedom Plaza in 2020,
•an increase of $3.6 million from acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•an increase of $1.9 million from comparable properties primarily related to higher net termination fees and legal fee income of $3.4 million, higher percentage rent, specialty leasing, and parking income of $2.4 million primarily due to the impacts of COVID-19 related closures and restrictions in 2020, partially offset by lower average occupancy of approximately $4.6 million, partially offset by,
•a decrease of $3.3 million from 2020 property sales.
Property Expenses
Total property expenses increased $5.2 million, or 7.8%, to $72.2 million in the three months ended June 30, 2021 compared to $67.0 million in the three months ended June 30, 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.5 million, or 17.9%, to $42.9 million in the three months ended June 30, 2021 compared to $36.4 million in the three months ended June 30, 2020. This increase is primarily due to the following:
•an increase of $6.4 million from comparable properties due primarily to higher repairs and maintenance costs and utilities, as 2020 had lower costs as a result of COVID-19 impacts,
•an increase of $1.3 million from non-comparable properties driven by the opening of the Phase III office building at Pike & Rose in 2020, Phase III at Assembly Row in 2021, and one of our redevelopments in late 2020, and
•an increase of $0.7 million from acquisitions,
partially offset by,
•a decrease of $1.0 million from 2020 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 18.6% in the three months ended June 30, 2021 from 20.8% in the three months ended June 30, 2020.
Real Estate Taxes
Real estate tax expense decreased $1.3 million, or 4.2%, to $29.3 million in the three months ended June 30, 2021 compared to $30.6 million in the three months ended June 30, 2020. This decrease is primarily due the following:
•a decrease of $1.1 million from comparable properties primarily due to a true-up of supplemental taxes at several of our California properties billed in 2020, and
•a decrease of $1.0 million from 2020 property sales,
partially offset by,
•an increase of $0.5 million from non-comparable properties due primarily to increases in assessments as a result of our redevelopment activities, and
•an increase of $0.4 million from acquisitions.
Property Operating Income
Property operating income increased $50.2 million, or 45.9%, to $159.4 million in the three months ended June 30, 2021 compared to $109.2 million in the three months ended June 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to 2020. Also contributing to the increase were higher lease termination fees and legal fee income, 2021 acquisitions, redevelopment related occupancy increases at one of our properties, and the opening of Phase III at Assembly Row in 2021, partially offset by lower average occupancy from comparable properties, and 2020 property sales.
Other Operating
General and Administrative
General and administrative expense increased $3.0 million, or 30.9%, to $12.8 million in the three months ended June 30, 2021 from $9.8 million in the three months ended June 30, 2020. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $4.9 million, or 7.8%, to $67.7 million in the three months ended June 30, 2021 from $62.8 million in the three months ended June 30, 2020. This increase is due primarily to accelerated depreciation related to a vacating tenant, placing redevelopment properties into service, the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021, and the opening of Phase III at Assembly Row and Pike & Rose, partially offset by 2020 property sales.
Gain on Sale of Real Estate and Change in Control of Interest
The $11.7 million gain on sale of real estate, net for the three months ended June 30, 2020 is due primarily to the sale of a building in Pasadena, California.
Operating Income
Operating income increased $30.6 million, or 63.3%, to $78.9 million in the three months ended June 30, 2021 compared to $48.3 million in the three months ended June 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to 2020. Also contributing to the increases were higher termination fees and legal fee income, 2021 acquisitions, redevelopment related occupancy increases at one of our properties, and the opening of Phase III at Assembly Row in 2021, partially offset by lower average occupancy at comparable properties, the prior year gain related to the sale of a building in Pasadena, California, higher personnel related costs, and 2020 property sales.
Other
Interest Expense
Interest expense decreased $2.9 million, or 8.5%, to $31.2 million in the three months ended June 30, 2021 compared to $34.1 million in the three months ended June 30, 2020. This decrease is due primarily to the following:
•a decrease of $2.0 million from lower weighted average borrowings primarily from our revolving credit facility and the repayment of The Shops at Sunset Place mortgage loan in December 2020, partially offset by the May 2020 debt issuances in response to the COVID-19 pandemic, and
•an increase of $0.8 million in capitalized interest, primarily attributable to the development of Santana West and Phase III of Assembly Row.
Gross interest costs were $37.7 million and $39.8 million in the three months ended June 30, 2021 and June 30, 2020, respectively. Capitalized interest was $6.5 million and $5.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
Income (loss) from partnerships
Income from partnerships increased $4.0 million, or 103.2%, to $0.1 million in the three months ended June 30, 2021 compared to a loss of $3.9 million in the three months ended June 30, 2020. This increase is due primarily to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021 and improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$447,930	$406,277	$41,653	10.3%
Mortgage interest income	1,856	1,507	349	23.2%
Total property revenue	449,786	407,784	42,002	10.3%
Rental expenses	92,156	80,729	11,427	14.2%
Real estate taxes	58,743	59,663	(920)	(1.5)%
Total property expenses	150,899	140,392	10,507	7.5%
Property operating income (1)	298,887	267,392	31,495	11.8%
General and administrative expense	(23,104)	(20,065)	(3,039)	15.1%
Depreciation and amortization	(131,549)	(124,972)	(6,577)	5.3%
Gain on sale of real estate and change in control of interest	17,428	11,682	5,746	49.2%
Operating income	161,662	134,037	27,625	20.6%
Other interest income	613	817	(204)	(25.0)%
Interest expense	(63,262)	(62,518)	(744)	1.2%
Loss from partnerships	(1,215)	(5,036)	3,821	(75.9)%
Total other, net	(63,864)	(66,737)	2,873	(4.3)%
Net income	97,798	67,300	30,498	45.3%
Net income attributable to noncontrolling interests	(3,358)	(2,030)	(1,328)	65.4%
Net income attributable to the Trust	$94,440	$65,270	$29,170	44.7%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
	(in thousands)
Operating income	$161,662	$134,037
General and administrative	23,104	20,065
Depreciation and amortization	131,549	124,972
Gain on sale of real estate and change in control of interest	(17,428)	(11,682)
Property operating income	$298,887	$267,392

Property Revenues
Total property revenue increased $42.0 million, or 10.3%, to $449.8 million in the six months ended June 30, 2021 compared to $407.8 million in the six months ended June 30, 2020. The percentage occupied at our shopping centers was 89.6% at June 30, 2021 compared to 90.8% at June 30, 2020. The most significant driver of the increase in property revenues is the the lifting of COVID-19 restrictions during the 2021 as compared to 2020 when COVID-19 government imposed closures and restrictions were at their height. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $41.7 million, or 10.3%, to $447.9 million in the six months ended June 30, 2021 compared to $406.3 million in the six months ended June 30, 2020 due primarily to the following:
•a $37.1 million decrease in collectibility related impacts including rent abatements across all properties, primarily due to moving a large number of tenants from accrual basis to cash basis in 2020, as well higher collection rates in 2021, as tenants begin to recover from the the initial impacts of COVID-19,

•an increase of $11.3 million from non-comparable properties driven by higher net termination fees, the opening of our new office building at Santana Row in early 2020, redevelopment related occupancy increases at one of our properties, the opening of Phase III at Assembly Row in 2021 and Pike & Rose in 2020, and the opening of Freedom Plaza in 2020, and
•an increase of $4.4 million from 2021 acquisitions (see Note 3 to the consolidated financial statements for additional information), partially offset by,
•a decrease of $8.0 million from property sales, and
•a decrease of $3.4 million from comparable properties primarily due to lower average occupancy of approximately $11.3 million, partially offset by higher rental rates of $2.7 million, higher recoveries of $2.1 million primarily the result of higher snow removal expense, and higher percentage rent of $1.2 million driven by a larger number of tenants moving to percentage rent deals due to the impacts of COVID-19.
Property Expenses
Total property expenses increased $10.5 million, or 7.5%, to $150.9 million in the six months ended June 30, 2021 compared to $140.4 million in the six months ended June 30, 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $11.4 million, or 14.2%, to $92.2 million in the six months ended June 30, 2021 compared to $80.7 million in the six months ended June 30, 2020 due primarily to the following:
•an increase of $11.9 million from comparable properties due to higher snow removal expense, repairs and maintenance costs and utilities as 2020 had lower costs as a result of COVID-19 impacts, demolition costs, and insurance costs,
•an increase of $2.0 million from non-comparable properties, due primarily to the opening of the Phase III office building at Pike & Rose in 2020, one of our redevelopments in late 2020, and our new office building at Santana Row, and
•an increase of $1.5 million from acquisitions,
partially offset by,
•a decrease of $2.6 million from our property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.6% in the six months ended June 30, 2021 from 19.9% in the six months ended June 30, 2020.
Real Estate Taxes
Real estate tax expense decreased $0.9 million, or 1.5%, to $58.7 million in the six months ended June 30, 2021 compared to $59.7 million in the six months ended June 30, 2020. This increase is primarily due to the following:
•a decrease of $1.7 million from our property sales, and
•a decrease of $1.0 million from comparable properties primarily due to a true-up of supplemental taxes at several of our California properties billed in 2020, partially offset by,
•an increase of $1.3 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020 and increases in assessments as a result of our redevelopment activities, and
•an increase of $0.5 million from 2021 acquisitions.
Property Operating Income
Property operating income increased $31.5 million, or 11.8%, to $298.9 million in the six months ended June 30, 2021 compared to $267.4 million in the six months ended June 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions during 2021, which resulted in lower collectibility related adjustments, and higher percentage rent. Also contributing to the increases were the opening of our new office building at Santana Row in early 2020, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and property acquisitions, partially offset by lower average occupancy, higher snow removal expense at comparable properties, and property dispositions.

Other Operating
General and Administrative
General and administrative expense increased $3.0 million, or 15.1%, to $23.1 million in the six months ended June 30, 2021 from $20.1 million in the six months ended June 30, 2020. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.6 million, or 5.3%, to $131.5 million in the six months ended June 30, 2021 from $125.0 million in the six months ended June 30, 2020. This increase is due primarily to accelerated depreciation from a vacating tenant, placing redevelopment properties into service, the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021, and the opening of the Phase III office building at Pike & Rose, partially offset by 2020 property sales.
Gain on Sale of Real Estate and Change in Control of Interest
The $17.4 million gain on sale of real estate, net of tax for the six months ended June 30, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia and a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture (see Note 3 for additional disclosure).
The $11.7 million gain on sale of real estate, net of tax for the six months ended June 30, 2020 is due to the sale of a building in Pasadena, California.
Operating Income
Operating income increased $27.6 million, or 20.6%, to $161.7 million in the six months ended June 30, 2021 compared to $134.0 million in the six months ended June 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments and higher percentage rent compared to 2020. Also contributing to the increases were a higher net gain on the sale of real estate, the opening of our new office building at Santana Row in early 2020, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and property acquisitions, partially offset by lower average occupancy, higher snow removal expense at comparable properties, property dispositions, and higher personnel related costs.
Other
Interest Expense
Interest expense increased $0.7 million, or 1.2%, to $63.3 million in the six months ended June 30, 2021 compared to $62.5 million in the six months ended June 30, 2020. This increase is due primarily to the following:
•an increase of $5.0 million due to higher weighted average borrowings primarily from the May 2020 debt issuances in response to the COVID-19 pandemic, partially offset by no borrowings on our revolving credit facility in 2021, and the repayment of The Shops at Sunset Place mortgage loan in December 2020, partially offset by,
•a decrease of $2.7 million due to a lower overall weighted average borrowing rate, and
•an increase of $1.6 million in capitalized interest, primarily attributable to the development of Phase III of Assembly Row and Santana West.
Gross interest costs were $76.3 million and $73.9 million in the six months ended June 30, 2021 and June 30, 2020, respectively. Capitalized interest was $13.0 million and $11.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
Loss from partnerships
Loss from partnerships decreased $3.8 million, or 75.9%, to $1.2 million in the six months ended June 30, 2021 compared to $5.0 million in the six months ended June 30, 2020. This decrease is due primarily to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021 and improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, we are generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2021 were approximately $167.2 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

Although we are seeing improvements in cash collections during 2021, we are still experiencing lower levels of cash from operations due to lower rent collections from tenants and lower occupancy, both a result of the COVID-19 pandemic (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash significantly in excess of the cash balances we have historically maintained.

During the six months ended June 30, 2021, there were no borrowings on our $1.0 billion unsecured revolving credit facility, and as of June 30, 2021, we had cash and cash equivalents of $304.3 million. We also had outstanding forward sales agreements for net proceeds of $172.4 million as of June 30, 2021, and the capacity to issue up to $359.7 million in common shares both under our ATM equity program.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option. Subsequently, over the next 12 months, we have $124.2 million of secured debt maturing, which we intend to pay off prior to the maturity date, at par.
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
We believe that the cash on our balance sheet together with rents we collect, as well as our $1.0 billion revolving credit facility will allow us to continue to operate our business through the remainder of the COVID-19 pandemic. Given our recent ability to access the capital markets, we also expect debt or equity to be available to us. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

While we have seen improvements from the initial negative impacts of the COVID-19 pandemic, it has continued to affect our overall business during the quarter ended June 30, 2021, and we expect it will continue to negatively impact our business in the short term. We maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

Summary of Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$247,209	$181,382
Net cash used in investing activities	(509,974)	(257,198)
Net cash (used in) provided by financing activities	(237,195)	923,439
(Decrease) increase in cash, cash equivalents and restricted cash	(499,960)	847,623
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash at end of period	$316,936	$1,001,237

Net cash provided by operating activities increased $65.8 million to $247.2 million during the six months ended June 30, 2021 from $181.4 million during the six months ended June 30, 2020. The increase was primarily attributable to higher net income before non-cash items and timing of cash receipts including higher accounts receivable and lower prepaid rent balances in 2020 as a result of the COVID-19 pandemic.
Net cash used in investing activities increased $252.8 million to $510.0 million during the six months ended June 30, 2021 from $257.2 million during the six months ended June 30, 2020. The increase was primarily attributable to:
•a $323.2 million increase in acquisition of real estate primarily due to the June 2021 acquisitions of three shopping centers in California and Arizona and the April 2021 acquisition of a shopping center in Virginia (see Note 3 to the consolidated financial statements for additional information), partially offset by,
•the $31.1 million payoff of two mortgage notes receivable in May 2021,
•a $25.9 million decrease in capital expenditures due to timing of payments, and
•$12.9 million for net costs paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019.
Net cash provided by financing activities decreased $1.2 billion to $237.2 million used during the six months ended June 30, 2021 from $923.4 million provided in the six months ended June 30, 2020. The decrease was primarily attributable to:
•$700.1 million in net proceeds from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020,
•$398.7 million in net proceeds from our $400.0 million unsecured term loan issued in May 2020, and
•a $148.0 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the $100.0 million repayment of our $400.0 term loan which was amended in April 2021, the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021, and the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, partially offset by
•$87.1 million in net proceeds from the issuance of common shares under our ATM program during the six months ended June 30, 2021.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2021:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2021	Stated Interest Rate as of June 30, 2021	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
Plaza Del Sol	Acquired	$7,943	5.23%	December 1, 2021	(6)
The AVENUE at White Marsh	52,705	52,705	3.35%	January 1, 2022	(7)
Montrose Crossing	80,000	64,618	4.20%	January 10, 2022	(8)
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,269	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	32,263	Various	Various through 2029
Chelsea	Acquired	5,044	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,398	3.75%	July 1, 2042
Subtotal		467,790
Net unamortized debt issuance costs and premium		(1,764)
Total mortgages payable, net		466,026

Notes payable
Term loan (4)	300,000	300,000	LIBOR + 0.80%	April 16, 2024
Revolving credit facility (5)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Various	7,239	3,043	11.31%	Various through 2028
Subtotal		303,043
Net unamortized debt issuance costs		(1,418)
Total notes payable, net		301,625

Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(13,918)
Total senior notes and debentures, net		3,405,282

Total debt, net		$4,172,933
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
4)On April 16, 2021, we repaid $100.0 million of the term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option.
5)During the six months ended June 30, 2021, there were no borrowings on our $1.0 billion revolving credit facility.

6)We have submitted a prepayment notice for this mortgage loan to be repaid, at par, on September 1, 2021.
7)We have submitted a prepayment notice for this mortgage loan to be repaid, at par, on November 2, 2021.
8)We have submitted a prepayment notice for this mortgage loan to be repaid, at par, on October 12, 2021.
Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2021:

	Unsecured		Secured		Total
	(In thousands)
2021	$449		$9,856		$10,305
2022	751		119,706	(1)	120,457
2023	275,765		3,549		279,314
2024	900,656	(2)(3)	3,688		904,344
2025	333		48,033		48,366
Thereafter	2,544,289		282,958		2,827,247
	$3,722,243		$467,790		$4,190,033	(3)
__________________
1)    We have submitted prepayment notices to repay two mortgage loans, at par, in 2021, as compared to their stated maturity date, as referenced on page 28. These mortgage loans comprise $116.3 million of the scheduled principal repayments in 2022.
2)    Our $300.0 million term loan initially matures on April 16, 2024, along with two one-year extensions, at our option.
3)    Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of June 30, 2021, there was no outstanding balance under this credit facility.
4)    The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2021.
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
As of June 30, 2021, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2021.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$48,059	$10,859	$97,798	$67,300
Net income attributable to noncontrolling interests	(1,855)	(352)	(3,358)	(2,030)
Gain on sale of real estate and change in control of interest	—	(11,682)	(17,428)	(11,682)
Depreciation and amortization of real estate assets	56,431	56,608	113,534	112,654
Amortization of initial direct costs of leases	9,181	4,809	13,925	9,709
Funds from operations	111,816	60,242	204,471	175,951
Dividends on preferred shares (1)	(2,011)	(2,011)	(4,021)	(4,021)
Income attributable to operating partnership units (2)	740	—	1,525	1,572
Income attributable to unvested shares	(398)	(249)	(721)	(541)
Funds from operations available for common shareholders	$110,147	$57,982	$201,254	$172,961
Weighted average number of common shares, diluted (1)(3)	78,203	75,394	77,881	76,126

Funds from operations available for common shareholders, per diluted share (3)	$1.41	$0.77	$2.58	$2.27
_____________________
(1)For the three and six months ended June 30, 2021 and 2020, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)For the three months ended June 30, 2020, income attributable to operating partnership units is not added back in the calculation of FFO available to common shareholders, as the related shares are not dilutive and are not included in "weighted average common shares, diluted" for this period.
(3)The weighted average common shares for the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2020 used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of dilutive EPS for these periods.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2021, we had $3.9 billion of fixed-rate debt outstanding, including $56.5 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $273.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $305.0 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2021, we had $300.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
During the three months ended June 30, 2021, we redeemed 44,468 downREIT operating partnership units for common shares and 1,000 downREIT operating partnership units for cash.
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

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to the Term Loan Agreement, dated as of April 16, 2021, by and among the Trust, as Borrower, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent, (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8K (File No. 1-07533), filed on April 19, 2021 and incorporated here by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

August 4, 2021	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

August 4, 2021	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)