Form 10-Q
period 2021-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2021-11-04
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on November 1, 2021 was 77,789,491.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2021

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,188,736 and $1,703,202 of consolidated variable interest entities, respectively)	$8,730,079	$7,771,981
Construction-in-progress (including $28,277 and $44,896 of consolidated variable interest entities, respectively)	662,643	810,889
	9,392,722	8,582,870
Less accumulated depreciation and amortization (including $374,970 and $335,735 of consolidated variable interest entities, respectively)	(2,501,622)	(2,357,692)
Net real estate	6,891,100	6,225,178
Cash and cash equivalents	177,591	798,329
Accounts and notes receivable, net	159,840	159,780
Mortgage notes receivable, net	9,521	39,892
Investment in partnerships	12,079	22,128
Operating lease right of use assets	91,836	92,248
Finance lease right of use assets	50,153	51,116
Prepaid expenses and other assets	242,322	218,953
TOTAL ASSETS	$7,634,442	$7,607,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $388,489 and $413,681 of consolidated variable interest entities, respectively)	$457,203	$484,111
Notes payable, net	301,462	402,776
Senior notes and debentures, net	3,405,685	3,404,488
Accounts payable and accrued expenses	244,272	228,641
Dividends payable	85,680	83,839
Security deposits payable	24,933	20,388
Operating lease liabilities	73,609	72,441
Finance lease liabilities	72,037	72,049
Other liabilities and deferred credits	210,429	152,424
Total liabilities	4,875,310	4,921,157
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	212,950	137,720
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 77,774,645 and 76,727,394 shares issued and outstanding, respectively	782	771
Additional paid-in capital	3,398,851	3,297,305
Accumulated dividends in excess of net income	(1,095,741)	(988,272)
Accumulated other comprehensive loss	(2,726)	(5,644)
Total shareholders’ equity of the Trust	2,461,163	2,464,157
Noncontrolling interests	85,019	84,590
Total shareholders’ equity	2,546,182	2,548,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,634,442	$7,607,624
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
REVENUE
Rental income	$247,024	$207,410	$694,954	$613,687
Mortgage interest income	260	787	2,116	2,294
Total revenue	247,284	208,197	697,070	615,981
EXPENSES
Rental expenses	49,318	41,832	141,474	122,561
Real estate taxes	29,529	30,520	88,272	90,183
General and administrative	12,253	9,308	35,357	29,373
Depreciation and amortization	70,611	65,631	202,160	190,603
Total operating expenses	161,711	147,291	467,263	432,720

Impairment charge	—	(57,218)	—	(57,218)
Gain on sale of real estate and change in control of interest	—	—	17,428	11,682

OPERATING INCOME	85,573	3,688	247,235	137,725

OTHER INCOME/(EXPENSE)
Other interest income	88	538	701	1,355
Interest expense	(32,249)	(36,228)	(95,511)	(98,746)
Income (loss) from partnerships	1,129	(1,621)	(86)	(6,657)
NET INCOME (LOSS)	54,541	(33,623)	152,339	33,677
Net (income) loss attributable to noncontrolling interests	(2,419)	5,334	(5,777)	3,304
NET INCOME (LOSS) ATTRIBUTABLE TO THE TRUST	52,122	(28,289)	146,562	36,981
Dividends on preferred shares	(2,010)	(2,010)	(6,031)	(6,031)
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS	$50,112	$(30,299)	$140,531	$30,950

EARNINGS PER COMMON SHARE, BASIC:
Net income (loss) available for common shareholders	$0.64	$(0.41)	$1.81	$0.40
Weighted average number of common shares	77,485	75,404	77,269	75,386
EARNINGS PER COMMON SHARE, DILUTED:
Net income (loss) available for common shareholders	$0.64	$(0.41)	$1.81	$0.40
Weighted average number of common shares	77,575	75,404	77,287	75,386

COMPREHENSIVE INCOME (LOSS)	$55,095	$(33,165)	$155,530	$27,190

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE TRUST	$52,634	$(27,831)	$149,480	$30,494

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2021
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $3,472 attributable to redeemable noncontrolling interests	—	—	—	—	—	146,562	—	2,305	148,867
Other comprehensive income - change in fair value of interest rate swaps, excluding $273 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	2,918	—	2,918
Dividends declared to common shareholders ($3.19 per share)	—	—	—	—	—	(248,000)	—	—	(248,000)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests, excluding $3,045 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(3,282)	(3,282)
Common shares issued, net	—	—	847,528	9	87,057	—	—	—	87,066
Shares issued under dividend reinvestment plan	—	—	15,710	—	1,507	—	—	—	1,507
Share-based compensation expense, net of forfeitures	—	—	163,092	2	10,872	—	—	—	10,874
Shares withheld for employee taxes	—	—	(28,563)	—	(2,939)	—	—	—	(2,939)
Conversion and redemption of OP units	—	—	49,484	—	5,049	—	—	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT SEPTEMBER 30, 2021	405,896	$159,997	77,774,645	$782	$3,398,851	$(1,095,741)	$(2,726)	$85,019	$2,546,182

BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839
Net income, excluding $1,595 attributable to redeemable noncontrolling interests	—	—	—	—	—	52,122	—	824	52,946
Other comprehensive income - change in fair value of interest rate swaps, excluding $42 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	512	—	512
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(83,212)	—	—	(83,212)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $1,310 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,555)	(1,555)
Common shares issued, net	—	—	19	—	(67)	—	—	—	(67)
Shares issued under dividend reinvestment plan	—	—	4,194	—	488	—	—	—	488
Share-based compensation expense, net of forfeitures	—	—	10,907	—	3,367	—	—	—	3,367
Shares withheld for employee taxes	—	—	(1,063)		(126)	—	—	—	(126)
BALANCE AT SEPTEMBER 30, 2021	405,896	$159,997	77,774,645	$782	$3,398,851	$(1,095,741)	$(2,726)	$85,019	$2,546,182

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2020
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $1,627 attributable to redeemable noncontrolling interests	—	—	—	—	—	36,981	—	(4,931)	32,050
Other comprehensive loss - change in fair value of interest rate swaps	—	—	—	—	—	—	(6,487)	—	(6,487)
Dividends declared to common shareholders ($3.16 per share)	—	—	—	—	—	(238,980)	—	—	(238,980)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests, excluding $999 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,465)	(2,465)
Common shares issued, net	—	—	57	—	5	—	—	—	5
Shares issued under dividend reinvestment plan	—	—	17,669	—	1,461	—	—	—	1,461
Share-based compensation expense, net of forfeitures	—	—	115,368	1	10,143	—	—	—	10,144
Shares withheld for employee taxes	—	—	(32,824)	—	(4,035)	—	—	—	(4,035)
Redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests, excluding $19,335 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	120	120
BALANCE AT SEPTEMBER 30, 2020	405,896	$159,997	75,641,074	$760	$3,174,066	$(999,664)	$(7,300)	$90,225	$2,418,084

BALANCE AT JUNE 30, 2020	405,896	$159,997	75,633,140	$760	$3,170,480	$(889,195)	$(7,758)	$96,817	$2,531,101
Net income (loss), excluding $470 attributable to redeemable noncontrolling interests	—	—	—	—	—	(28,289)	—	(5,804)	(34,093)
Other comprehensive income - change in fair value of interest rate swaps	—	—	—	—	—	—	458	—	458
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(80,170)	—	—	(80,170)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $152 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(788)	(788)
Common shares issued, net	—	—	28	—	3	—	—	—	3
Shares issued under dividend reinvestment plan	—	—	7,064	—	506	—	—	—	506
Share-based compensation expense, net of forfeitures	—	—	1,276	—	3,115	—	—	—	3,115
Shares withheld for employee taxes	—	—	(434)	—	(38)	—	—	—	(38)
BALANCE AT SEPTEMBER 30, 2020	405,896	$159,997	75,641,074	$760	$3,174,066	$(999,664)	$(7,300)	$90,225	$2,418,084
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$152,339	$33,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,160	190,603
Impairment charge	—	57,218
Gain on sale of real estate and change in control of interest	(17,428)	(11,682)
Loss from partnerships	86	6,657
Other, net	3,460	5,158
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	4,857	(11,537)
Increase in prepaid expenses and other assets	(6,004)	(7,672)
Increase in accounts payable and accrued expenses	15,505	14,708
Increase (decrease) in security deposits and other liabilities	11,061	(8,708)
Net cash provided by operating activities	366,036	268,422
INVESTING ACTIVITIES
Acquisition of real estate	(366,466)	(9,589)
Capital expenditures - development and redevelopment	(282,833)	(302,666)
Capital expenditures - other	(48,693)	(46,530)
Costs associated with property sold under threat of condemnation, net	—	(12,924)
Proceeds from sale of real estate	19,896	18,096
Investment in partnerships	(2,657)	(1,607)
Distribution from partnerships in excess of earnings	1,868	849
Leasing costs	(14,079)	(8,668)
Repayment (issuance) of mortgage and other notes receivable, net	31,122	(10,533)
Net cash used in investing activities	(661,842)	(373,572)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	(638)
Issuance of senior notes, net of costs	—	700,069
Issuance of notes payable, net of costs	—	398,742
Repayment of mortgages, finance leases and notes payable	(160,307)	(4,846)
Issuance of common shares, net of costs	87,279	170
Dividends paid to common and preferred shareholders	(250,849)	(242,853)
Shares withheld for employee taxes	(2,939)	(4,035)
Contributions from noncontrolling interests	104	—
Distributions to and redemptions of noncontrolling interests	(6,473)	(6,634)
Net cash (used in) provided by financing activities	(333,185)	839,975
(Decrease) increase in cash, cash equivalents and restricted cash	(628,991)	734,825
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash at end of period	$187,905	$888,439

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 106 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year.
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
Federal, state, and local governments have taken various actions since the onset of the pandemic to mitigate the spread of COVID-19. These actions included the closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic, phased re-openings and capacity limitations, and now generally lifted restrictions. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the pace of recovery. Closures and restrictions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their businesses permanently. With the re-openings, our results have improved during the first nine months of 2021 and collectibility related impacts have continued to decrease. During the three and nine months ended September 30, 2021, we recognized collectibility related adjustments of $0.6 million and $21.8 million, respectively, as compared to $29.4 million and $87.6 million for the three and nine months ended September 30, 2020, respectively. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of September 30, 2021, the revenue from approximately 35% of our tenants (based on total commercial leases) is being recognized on a cash basis.
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
Forward Equity Sales
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales contracts. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales contracts in our earnings per share calculations. We use the treasury method to determine the dilution, if any, from the forward sales contracts during the period of time prior to settlement. As of September 30, 2021, no forward sales contracts have settled.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$113,691	$116,015
Interest capitalized	(18,180)	(17,269)
Interest expense	$95,511	$98,746
Cash paid for interest, net of amounts capitalized	$91,887	$89,447
Cash paid for income taxes	$326	$430
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$—	$18,920
Mortgage loans assumed with acquisition	$—	$8,903
DownREIT operating partnership units redeemed for common shares	$5,121	$—
Shares issued under dividend reinvestment plan	$1,294	$1,296

	September 30,	December 31,
	2021	2020
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$177,591	$798,329
Restricted cash (1)	10,314	18,567
Total cash, cash equivalents, and restricted cash	$187,905	$816,896
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
Property Acquisitions
During the nine months ended September 30, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Ownership %	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook (1)	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center (1)	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade (1)	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village (1)	Scottsdale, Arizona	93,000	98%	$37.5	(5)
September 2, 2021	Twinbrooke Shopping Centre	Fairfax, Virginia	109,000	100%	$33.8	(6)
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
(6)Approximately $0.8 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.7 million of net assets acquired were allocated to other liabilities for "below market leases."
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
On September 1, 2021, we repaid the $7.9 million mortgage loan on Plaza Del Sol, at par, prior to its original maturity date.
During the three and nine months ended September 30, 2021, there were no borrowings on our $1.0 billion revolving credit facility. Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2021, we were in compliance with all default related debt covenants.

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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$758,665	$773,188	$886,887	$879,390
Senior notes and debentures	$3,405,685	$3,725,056	$3,404,488	$3,761,465

As of September 30, 2021, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2021 was a liability of $2.0 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. For the three and nine months ended September 30, 2021, the value of our interest rate swaps increased $0.4 million and $2.7 million, respectively (including $0.2 million reclassified from other comprehensive income to interest expense for the three months, and $0.7 million reclassified from other comprehensive income to interest expense for the nine months ended September 30, 2021). A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(1,977)	$—	$(1,977)	$—	$(4,711)	$—	$(4,711)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2021, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was an increase of $0.2 million and $0.5 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 694,133 downREIT operating partnership units are outstanding which have a total fair value of approximately $81.9 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2021.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2021		2020
	Declared	Paid	Declared	Paid
Common shares	$3.190	$3.180	$3.160	$3.150
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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
For the nine months ended September 30, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.1 million including paying $0.9 million in commissions and $0.4 million in additional offering expenses related to the sales of common shares. We also entered into forward sales contracts for the three and nine months ended September 30, 2021 for 822,678 and 2,348,729 shares, respectively, under our ATM equity program at a weighted average offering price of $121.18 and $117.36, respectively. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from March 2022 to September 2022. We have remaining capacity to issue up to $260.0 million in common shares under our ATM equity program as of September 30, 2021.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,367	$3,115	$10,874	$10,144
Capitalized share-based compensation	(336)	(335)	(1,094)	(977)
Share-based compensation expense	$3,031	$2,780	$9,780	$9,167

NOTE 9—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2021, we had 0.3 million and for the three and nine months ended September 30, 2020, we had 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS calculation because their impact is anti-dilutive:
•exercise of 682 stock options for both the three and nine months ended September 30, 2021 and 2020,
•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for both the three and nine months ended September 30, 2021 and 2020, and
•the issuance of 0.9 million and 1.7 million shares issuable under forward sales agreements for the three and nine months ended September 30, 2021, respectively.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS calculation as the market based performance criteria in the awards has not yet been achieved.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
NUMERATOR
Net income (loss)	$54,541	$(33,623)	$152,339	33,677
Less: Preferred share dividends	(2,010)	(2,010)	(6,031)	(6,031)
Less: (Income) loss from operations attributable to noncontrolling interests	(2,419)	5,334	(5,777)	3,304
Less: Earnings allocated to unvested shares	(309)	(249)	(901)	(745)
Net income (loss) available for common shareholders, basic and diluted	$49,803	$(30,548)	$139,630	$30,205
DENOMINATOR
Weighted average common shares outstanding, basic	77,485	75,404	77,269	75,386
Effect of dilutive securities:
Open forward contracts for share issuances	90	—	18	—
Weighted average common shares outstanding, diluted	77,575	75,404	77,287	75,386

EARNINGS PER COMMON SHARE, BASIC:
Net income (loss) available for common shareholders	$0.64	$(0.41)	$1.81	$0.40
EARNINGS PER COMMON SHARE, DILUTED:
Net income (loss) available for common shareholders	$0.64	$(0.41)	$1.81	$0.40

NOTE 10—SUBSEQUENT EVENTS
On October 12, 2021, we repaid the $64.1 million mortgage loan on Montrose Crossing, at par, prior to its original maturity date.
On November 2, 2021, we repaid the $52.7 million mortgage loan on The AVENUE at White Marsh, at par, prior to its original maturity date.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of September 30, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 106 predominantly retail real estate projects comprising approximately 25.4 million square feet. In total, the real estate projects were 92.8% leased and 90.2% occupied at September 30, 2021.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the novel coronavirus disease ("COVID-19") pandemic. Since March 2020 when the World Health Organization characterized COVID-19 as a global pandemic, we have been and continue to be impacted by COVID-19 and the actions taken by federal, state, and local government to prevent its spread. These actions included the closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic, phased re-openings and capacity limitations, and now generally lifted restrictions. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the pace of recovery. Closures and restrictions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While improving, our cash flow and results of operations in the nine months ended September 30, 2021 continued to be materially adversely impacted, with vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions will position many of our tenants to be able to return to payment of contractual rent as soon as possible after the impacts from the pandemic have subsided.
During the three and nine months ended September 30, 2021, we recognized collectibility related adjustments of $0.6 million and $21.8 million, respectively, as compared to $29.4 million and $87.6 million for the three and nine months ended September 30, 2020, respectively. This includes not only the impact of tenants recognized on a cash basis but also changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of September 30, 2021, the revenue from approximately 35% of our tenants (based on total commercial leases) is being recognized on a cash basis.

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

Business Continuity
We transitioned our entire workforce to remote work in March 2020 with the exception of those employees who were critical to providing the necessary day-to-day property management functions required to keep our properties open and operating for essential businesses such as grocery stores and drug stores, and a few employees who were needed to carry out critical corporate functions. All of our corporate offices have reopened, and we have transitioned to a hybrid work model. We have not laid off, furloughed, or terminated any employees nor have we modified the compensation of any of our employees as a result of COVID-19, and the transition to a hybrid work model has not had any material adverse impacts on our financial reporting systems, our internal controls, or disclosure controls and procedures.
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
On March 19, 2021, we sold a portion of Graham Park Plaza in Falls Church, Virginia for $20.3 million, resulting in a gain on sale of $15.6 million.
During the nine months ended September 30, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Ownership %	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook (1)	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center (1)	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade (1)	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village (1)	Scottsdale, Arizona	93,000	98%	$37.5	(5)
September 2, 2021	Twinbrooke Shopping Centre	Fairfax, Virginia	109,000	100%	$33.8	(6)
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
(6)Approximately $0.8 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.7 million of net assets acquired were allocated to other liabilities for "below market leases."
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
For the nine months ended September 30, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.1 million including paying $0.9 million in commissions and $0.4 million in additional offering expenses related to the sales of common shares. We also entered into forward sales contracts for the three and nine months ended September 30, 2021 for 822,678 and 2,348,729 shares, respectively, under our ATM equity program at a weighted average offering price of $121.18 and $117.36, respectively. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from March 2022 to September 2022. We have remaining capacity to issue up to $260.0 million in common shares under our ATM equity program as of September 30, 2021.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option.
In 2021, we repaid the following mortgage loans, at par, prior to their original maturity date:

Property	Repayment Date	Principal
		(in millions)
Sylmar Towne Center	February 5, 2021	$16.2
Plaza Del Sol	September 1, 2021	$7.9
Montrose Crossing	October 12, 2021	$64.1
The AVENUE at White Marsh	November 2, 2021	$52.7
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $276 million and $7 million for the nine months ended September 30, 2021, and $311 million and $7 million for the nine months ended September 30, 2020. We capitalized external and internal costs related to other property improvements of $44 million and $3 million, respectively, for the nine months ended September 30, 2021, and $44 million and $2 million for the nine months ended September 30, 2020. We capitalized external and internal costs related to leasing activities of $11 million and $2 million, respectively, for the nine months ended September 30, 2021, and $8 million and $2 million, respectively, for the nine months ended September 30, 2020. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $2 million, and $2 million for both the nine months ended September 30, 2021 and 2020. Total capitalized costs were $343 million and $374 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Federal, state, and local governments have taken various actions to mitigate the spread of COVID-19, including initially ordering closures of non-essential businesses and ordering residents to generally stay at home. While many of these restrictions have since been lifted, they required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct in their stores. These closures and restrictions, along with general concerns over the spread of COVID-19 have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While we are seeing signs of considerable improvement, these economic hardships have adversely impacted our business, and continue to have a negative effect on our financial results during the third quarter of 2021. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, and while many tenants did not pay rents and other charges during a portion of 2020, the majority of our tenants have resumed paying all or a portion of their rent and/or other charges as their businesses were able to reopen. Our percentage of contractual rent actually collected has continued to increase since the low point in April 2020, including some tenants paying past due amounts. As of September 30, 2021, we have entered into agreements with approximately 32% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely throughout the remainder of 2021 and into 2022, although some extend beyond, and negotiations with other tenants are still ongoing. While increasing monthly cash collection rates is a positive trend driven by government mandated restrictions generally being lifted, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations and historical levels through at least the end of 2021, which will continue to adversely impact our results of operations. We are also experiencing a lower level of occupancy than in our past, largely due to the pandemic, which will adversely impact our results until we can release the space and the tenant commences paying rent as well as limit future vacancies caused by the pandemic. We are, however, experiencing strong demand for our commercial space as evidenced by the 1.5 million square feet of comparable space retail leasing we've completed so far in 2021, as well as our overall leased percentage at 92.8%, compared to our occupied percentage of only 90.2%. We have begun to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our development and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

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
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, 500 residential units, and over 800 additional parking spaces. The expected costs for Phase III are between $465 million and $485 million, with spaces being delivered beginning in the second quarter of 2021. At September 30, 2021, 150,000 square feet of office space has been delivered, 367 units in the residential building have been delivered, and 23,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space) and over 600 additional parking spaces. The building is expected to cost between $128 million and

$135 million. At September 30, 2021, approximately 185,000 square feet has been leased, of which approximately 45,000 square feet is our new corporate headquarters.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $313 million that we expect to stabilize over the next several years.

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
At September 30, 2021, the leasable square feet in our properties was 92.8% leased and 90.2% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2021, we signed leases for a total of 482,000 square feet of retail space including 430,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 220,000 square feet at an average rental increase of 7% on a cash basis. Renewals for comparable spaces were signed for 211,000 square feet at a 6% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $35.36 per square foot, of which, $65.22 per square foot was for new leases and $4.23 per square foot was for renewals for the three months ended September 30, 2021.
For the nine months ended September 30, 2021, we signed leases for a total of 1,573,000 square feet of retail space including 1,495,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis. New leases for comparable spaces were signed for 854,000 square feet at an average rental increase of 12% on a cash basis. Renewals for comparable spaces were signed for 641,000 square feet at an average rental increase of 3% on a cash basis. Tenant improvements and incentives for comparable spaces were $40.23 per square foot, of which, $67.00 per square foot was for new leases and $4.55 per square foot was for renewals for the nine months ended September 30, 2021.
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

Historically, we have executed comparable space leases for 1.3 to 1.9 million square feet of retail space each year. Given the significant volume of leasing we've achieved during the first nine months of 2021, we expect the overall volume in 2021 to be at the high end, or potentially exceed, our historical averages given a larger amount of vacancy as a result of COVID-19. We expect some rental rates to continue to be negatively impacted by the COVID-19 pandemic. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2021, all or a portion of 97 properties were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended September 30, 2021, one property was moved from comparable to non-comparable properties. For the nine months ended September 30, 2021, two portions of properties were moved from non-comparable properties to comparable properties, one property and two portions of properties were moved from acquisitions to comparable properties, one property was moved from comparable to non-comparable, and one portion of a property was removed from non-comparable properties, as it was sold, compared to the designations as of December 31, 2020. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$247,024	$207,410	$39,614	19.1%
Mortgage interest income	260	787	(527)	(67.0)%
Total property revenue	247,284	208,197	39,087	18.8%
Rental expenses	49,318	41,832	7,486	17.9%
Real estate taxes	29,529	30,520	(991)	(3.2)%
Total property expenses	78,847	72,352	6,495	9.0%
Property operating income (1)	168,437	135,845	32,592	24.0%
General and administrative expense	(12,253)	(9,308)	(2,945)	31.6%
Depreciation and amortization	(70,611)	(65,631)	(4,980)	7.6%
Impairment charge	—	(57,218)	57,218	100.0%
Operating income	85,573	3,688	81,885	2,220.3%
Other interest income	88	538	(450)	(83.6)%
Interest expense	(32,249)	(36,228)	3,979	(11.0)%
Income (loss) from partnerships	1,129	(1,621)	2,750	169.6%
Total other, net	(31,032)	(37,311)	6,279	(16.8)%
Net income (loss)	54,541	(33,623)	88,164	262.2%
Net (income) loss attributable to noncontrolling interests	(2,419)	5,334	(7,753)	145.4%
Net income (loss) attributable to the Trust	$52,122	$(28,289)	$80,411	284.2%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2021 and 2020 is as follows:

	2021	2020
	(in thousands)
Operating income	$85,573	$3,688
General and administrative	12,253	9,308
Depreciation and amortization	70,611	65,631
Impairment charge	—	57,218
Property operating income	$168,437	$135,845
Property Revenues
Total property revenue increased $39.1 million, or 18.8%, to $247.3 million in the three months ended September 30, 2021 compared to $208.2 million in the three months ended September 30, 2020. The percentage occupied at our shopping centers was 90.2% and 90.0% at September 30, 2021 and 2020, respectively. The most significant driver of the increase in property revenues is the generally lifted COVID-19 restrictions during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, when COVID-19 government imposed closures and restrictions were still in effect. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $39.6 million, or 19.1%, to $247.0 million in the three months ended September 30, 2021 compared to $207.4 million in the three months ended September 30, 2020 due primarily to the following:
•a $28.8 million decrease in collectibility related impacts including rent abatements across all properties primarily due to higher collection rates in the third quarter of 2021, and moving a large number of tenants from accrual basis to cash basis in the third quarter of 2020 as tenants begin to recover from the initial impacts of COVID-19 during 2021,
•an increase of $13.6 million from acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•an increase of $5.9 million from non-comparable properties primarily driven by the opening of Phase III at Assembly Row in 2021 and redevelopment related occupancy increases at one of our properties, partially offset by,
•a decrease of $4.4 million from comparable properties primarily related to lower net termination fees and legal fee income of $4.5 million, a $3.0 million decrease in recoveries primarily related to real estate tax recoveries, and lower average occupancy of approximately $2.3 million, partially offset by higher percentage rent, specialty leasing, and parking income of $2.9 million primarily due to the impacts of COVID-19 related closures and restrictions in 2020 and higher rental rates of $1.6 million, and
•a decrease of $4.1 million from 2020 property sales.
Property Expenses
Total property expenses increased $6.5 million, or 9.0%, to $78.8 million in the three months ended September 30, 2021 compared to $72.4 million in the three months ended September 30, 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $7.5 million, or 17.9%, to $49.3 million in the three months ended September 30, 2021 compared to $41.8 million in the three months ended September 30, 2020. This increase is primarily due to the following:
•an increase of $4.4 million from comparable properties due primarily to higher demolition costs, utilities, and repairs and maintenance costs, as 2020 had lower costs as a result of COVID-19 impacts, and higher insurance costs,
•an increase of $3.6 million from acquisitions,
•an increase of $1.5 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021, the Phase III office building at Pike & Rose in 2020, and one of our redevelopments in late 2020, partially offset by,
•a decrease of $1.2 million from 2020 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.0% in the three months ended September 30, 2021 from 20.2% in the three months ended September 30, 2020.
Real Estate Taxes
Real estate tax expense decreased $1.0 million, or 3.2%, to $29.5 million in the three months ended September 30, 2021 compared to $30.5 million in the three months ended September 30, 2020. This decrease is primarily due the following:
•a decrease of $2.2 million from comparable properties primarily due to lower assessments and a true-up of prior year supplemental taxes at one of our properties, and
•a decrease of $0.7 million from 2020 property sales,
partially offset by,
•an increase of $1.2 million from acquisitions, and
•an increase of $0.6 million from non-comparable properties due primarily to the opening of Phase III at Assembly Row.
Property Operating Income
Property operating income increased $32.6 million, or 24.0%, to $168.4 million in the three months ended September 30, 2021 compared to $135.8 million in the three months ended September 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to 2020. Also contributing to the increase were 2021 acquisitions, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at one of our properties, partially offset by lower net termination fees and legal fee income, lower average occupancy, and 2020 property sales.

Other Operating
General and Administrative
General and administrative expense increased $2.9 million, or 31.6%, to $12.3 million in the three months ended September 30, 2021 from $9.3 million in the three months ended September 30, 2020. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.0 million, or 7.6%, to $70.6 million in the three months ended September 30, 2021 from $65.6 million in the three months ended September 30, 2020. This increase is due primarily to 2021 acquisitions, the opening of Phase III at Assembly Row and Pike & Rose, and placing redevelopment properties into service, partially offset by 2020 property sales, and the write-off of lease related assets for vacating tenants in 2020.
Impairment Charge
The $57.2 million impairment charge for the three months ended September 30, 2020 relates to The Shops at Sunset Place. See further discussion in our Annual Report on Form 10-K for the year ended December 31, 2020.
Operating Income
Operating income increased $81.9 million to $85.6 million in the three months ended September 30, 2021 compared to $3.7 million in the three months ended September 30, 2020. This increase is primarily due to the prior year impairment charge related to The Shops at Sunset Place, the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to 2020. Also contributing to the increase were 2021 acquisitions, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at one of our properties, partially offset by lower net termination fees, lower average occupancy, 2020 property sales, and personnel related costs.
Other
Interest Expense
Interest expense decreased $4.0 million, or 11.0%, to $32.2 million in the three months ended September 30, 2021 compared to $36.2 million in the three months ended September 30, 2020. This decrease is due primarily to the following:
•a decrease of $2.7 million due to lower weighted average borrowings, and
•a decrease of $2.0 million due to a lower overall weighted average borrowing rate, partially offset by,
•a decrease of $0.7 million in capitalized interest, primarily attributable to portions of Phase III of Assembly Row and Pike & Rose and the redevelopment of Cocowalk being placed into service, partially offset by the development of Santana West.
Gross interest costs were $37.4 million and $42.1 million in the three months ended September 30, 2021 and September 30, 2020, respectively. Capitalized interest was $5.2 million and $5.8 million for the three months ended September 30, 2021 and September 30, 2020, respectively.
Income (loss) from partnerships
Income from partnerships increased $2.8 million, or 169.6%, to $1.1 million in the three months ended September 30, 2021 compared to a loss of $1.6 million in the three months ended September 30, 2020. This increase is due primarily to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021 and improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests increased $7.8 million to income attributable of $2.4 million in the three months ended September 30, 2021 compared to loss attributable of $5.3 million in the three months ended September 30, 2020. The decrease is primarily due to The Shops at Sunset Place prior year impairment charge and 2021 acquisitions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$694,954	$613,687	$81,267	13.2%
Mortgage interest income	2,116	2,294	(178)	(7.8)%
Total property revenue	697,070	615,981	81,089	13.2%
Rental expenses	141,474	122,561	18,913	15.4%
Real estate taxes	88,272	90,183	(1,911)	(2.1)%
Total property expenses	229,746	212,744	17,002	8.0%
Property operating income (1)	467,324	403,237	64,087	15.9%
General and administrative expense	(35,357)	(29,373)	(5,984)	20.4%
Depreciation and amortization	(202,160)	(190,603)	(11,557)	6.1%
Impairment charge	—	(57,218)	57,218	100.0%
Gain on sale of real estate and change in control of interest	17,428	11,682	5,746	49.2%
Operating income	247,235	137,725	109,510	79.5%
Other interest income	701	1,355	(654)	(48.3)%
Interest expense	(95,511)	(98,746)	3,235	(3.3)%
Loss from partnerships	(86)	(6,657)	6,571	(98.7)%
Total other, net	(94,896)	(104,048)	9,152	(8.8)%
Net income	152,339	33,677	118,662	352.4%
Net (income) loss attributable to noncontrolling interests	(5,777)	3,304	(9,081)	(274.8)%
Net income attributable to the Trust	$146,562	$36,981	$109,581	296.3%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
	(in thousands)
Operating income	$247,235	$137,725
General and administrative	35,357	29,373
Depreciation and amortization	202,160	190,603
Impairment charge	—	57,218
Gain on sale of real estate and change in control of interest	(17,428)	(11,682)
Property operating income	$467,324	$403,237

Property Revenues
Total property revenue increased $81.1 million, or 13.2%, to $697.1 million in the nine months ended September 30, 2021 compared to $616.0 million in the nine months ended September 30, 2020. The percentage occupied at our shopping centers was 90.2% and 90.0% at September 30, 2021 and 2020, respectively. The most significant driver of the increase in property revenues is the generally lifted COVID-19 restrictions during 2021, as compared to 2020 when COVID-19 government imposed closures and restrictions were still in effect. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $81.3 million, or 13.2%, to $695.0 million in the nine months ended September 30, 2021 compared to $613.7 million in the nine months ended September 30, 2020 due primarily to the following:

•a $65.8 million decrease in collectibility related impacts including rent abatements across all properties, primarily due to higher collection rates in 2021, and moving a large number of tenants from accrual basis to cash basis in 2020, as tenants begin to recover from the the initial impacts of COVID-19,
•an increase of $18.5 million from 2021 acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•an increase of $17.4 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021 and Pike & Rose in 2020, redevelopment related occupancy increases at one of our properties, higher net termination fees, the opening of our new office building at Santana Row in early 2020, and the opening of Freedom Plaza in 2020, partially offset by,
•a decrease of $12.3 million from 2020 property sales, and
•a decrease of $8.5 million from comparable properties primarily due to lower average occupancy of approximately $13.3 million and lower net termination fees and legal fee income of $3.7 million, partially offset by higher specialty leasing, percentage rent, and parking income of $4.2 million, primarily due to the impact of COVID-19 related closures and restrictions in 2020 and higher rental rates of $4.1 million.
Property Expenses
Total property expenses increased $17.0 million, or 8.0%, to $229.7 million in the nine months ended September 30, 2021 compared to $212.7 million in the nine months ended September 30, 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $18.9 million, or 15.4%, to $141.5 million in the nine months ended September 30, 2021 compared to $122.6 million in the nine months ended September 30, 2020 due primarily to the following:
•an increase of $16.1 million from comparable properties due to higher snow removal expense, repairs and maintenance costs, utilities, and demolition costs as 2020 had lower costs as a result of COVID-19 impacts, and higher insurance costs,
•an increase of $5.1 million from 2021 acquisitions, and
•an increase of $3.7 million from non-comparable properties, due primarily to the opening of Phase III at Assembly Row in 2021, the Phase III office building at Pike & Rose in 2020, one of our redevelopments in late 2020, and our new office building at Santana Row in early 2020, partially offset by,
•a decrease of $3.8 million from our property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.4% in the nine months ended September 30, 2021 from 20.0% in the nine months ended September 30, 2020.
Real Estate Taxes
Real estate tax expense decreased $1.9 million, or 2.1%, to $88.3 million in the nine months ended September 30, 2021 compared to $90.2 million in the nine months ended September 30, 2020. This increase is primarily due to the following:
•a decrease of $3.3 million from comparable properties primarily due to a true-up of supplemental taxes at several of our California properties billed in 2020, and
•a decrease of $2.4 million from our property sales,
partially offset by,
•an increase of $2.1 million from non-comparable properties due primarily to the opening of our new office building at Santana Row in early 2020, the opening of Phase III at Assembly Row in 2021, the Phase III office building at Pike & Rose in 2020, and increases in assessments as a result of our redevelopment activities, and
•an increase of $1.8 million from 2021 acquisitions.
Property Operating Income
Property operating income increased $64.1 million, or 15.9%, to $467.3 million in the nine months ended September 30, 2021 compared to $403.2 million in the nine months ended September 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions during 2021, which resulted in lower collectibility related adjustments, and higher specialty leasing, percentage rent, and parking income. Also contributing to the increases were property acquisitions, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and the opening of our new office building at Santana Row in early 2020, partially offset by lower average occupancy and higher snow removal expense at comparable properties, higher repairs and maintenance and utilities expense, and property dispositions.
Other Operating
General and Administrative
General and administrative expense increased $6.0 million, or 20.4%, to $35.4 million in the nine months ended September 30, 2021 from $29.4 million in the nine months ended September 30, 2020. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $11.6 million, or 6.1%, to $202.2 million in the nine months ended September 30, 2021 from $190.6 million in the nine months ended September 30, 2020. This increase is due primarily to 2021 property acquisitions, the opening of Phase III of Assembly Row and Pike & Rose, placing redevelopment properties into service, and the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021, partially offset by 2020 property sales and the lower write-off of lease related assets for vacating tenants.
Impairment Charge
The $57.2 million impairment charge for the nine months ended September 30, 2020 relates to The Shops at Sunset Place. See further discussion in our Annual Report on Form 10-K for the year ended December 31, 2020.
Gain on Sale of Real Estate and Change in Control of Interest
The $17.4 million gain on sale of real estate for the nine months ended September 30, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia and a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture (see Note 3 for additional disclosure).
The $11.7 million gain on sale of real estate for the nine months ended September 30, 2020 is due to the sale of a building in Pasadena, California.
Operating Income
Operating income increased $109.5 million, or 79.5%, to $247.2 million in the nine months ended September 30, 2021 compared to $137.7 million in the nine months ended September 30, 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments and higher specialty leasing, percentage rent, and parking income compared to 2020. Also contributing to the increases were the prior year impairment charge related to The Shops at Sunset Place, property acquisitions, a higher net gain on the sale of real estate, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and the opening of our new office building at Santana Row in early 2020, partially offset by lower average occupancy and higher snow removal expense at comparable properties, higher personnel related costs, and property dispositions.
Interest Expense
Interest expense decreased $3.2 million, or 3.3%, to $95.5 million in the nine months ended September 30, 2021 compared to $98.7 million in the nine months ended September 30, 2020. This increase is due primarily to the following:
•a decrease of $4.7 million due to a lower overall weighted average borrowing rate, and
•an increase of $0.9 million in capitalized interest, primarily attributable to the development of Santana West and Phase III of Assembly Row, partially offset by
•an increase of $2.4 million due to higher weighted average borrowings.
Gross interest costs were $113.7 million and $116.0 million in the nine months ended September 30, 2021 and September 30, 2020, respectively. Capitalized interest was $18.2 million and $17.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Loss from partnerships
Loss from partnerships decreased $6.6 million, or 98.7%, to $0.1 million in the nine months ended September 30, 2021 compared to $6.7 million in the nine months ended September 30, 2020. This decrease is due primarily to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021 and improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests increased to income attributable of $5.8 million in the nine months ended September 30, 2021 compared to loss attributable of $3.3 million in the nine months ended September 30, 2020. The increase is primarily due to The Shops at Sunset Place prior year impairment charge and 2021 acquisitions.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, we are generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2021 were approximately $251.3 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

During 2021, we have continued to see improvements in overall cash collections from tenants, although not yet at pre-COVID levels (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained.

During the nine months ended September 30, 2021, there were no borrowings on our $1.0 billion unsecured revolving credit facility, and as of September 30, 2021, we had cash and cash equivalents of $177.6 million. We also had outstanding forward sales agreements for net proceeds of $268.4 million as of September 30, 2021, and the capacity to issue up to $260.0 million in common shares both under our ATM equity program.
On April 16, 2021, we repaid $100.0 million of our existing $400.0 million term loan, amended the agreement on the remaining $300.0 million to lower the current spread over LIBOR from 135 basis points to 80 basis points based on our current credit rating, and extended the initial maturity date to April 16, 2024, along with two one-year extensions, at our option. Subsequent to September 30, 2021, we repaid two mortgage loans, at par, which were to mature in early 2022. As a result, we have no debt maturing until 2023.
Our overall capital requirements for the remainder of 2021 will continue to be impacted by the extent and duration of COVID-19 related closures and restrictions, impacts on our cash collections, and overall economic impacts that might occur including supply chain issues. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we have seen generally higher levels of capital investment in our properties under development and redevelopment. Capital investment decreased in 2021 with the the current phase openings at Assembly Row and Pike & Rose, but are expected to increase when the next phases are initiated. We continue to invest in the current phase of these projects and are not expecting COVID-19 related halts in construction activities similar to those experienced in 2020. With respect to other capital investments related to our existing properties, we expect to incur levels more consistent with prior years with an overall increase compared to 2020.
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

While we have seen improvements from the initial negative impacts of the COVID-19 pandemic, it has continued to affect our overall business during the quarter ended September 30, 2021, and we expect it will continue to negatively impact our business in the short term. We maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$366,036	$268,422
Net cash used in investing activities	(661,842)	(373,572)
Net cash (used in) provided by financing activities	(333,185)	839,975
(Decrease) increase in cash, cash equivalents and restricted cash	(628,991)	734,825
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash at end of period	$187,905	$888,439

Net cash provided by operating activities increased $97.6 million to $366.0 million during the nine months ended September 30, 2021 from $268.4 million during the nine months ended September 30, 2020. The increase was primarily attributable to higher net income before non-cash items and timing of cash receipts including higher accounts receivable and lower prepaid rent balances in 2020 as a result of the COVID-19 pandemic.
Net cash used in investing activities increased $288.3 million to $661.8 million during the nine months ended September 30, 2021 from $373.6 million during the nine months ended September 30, 2020. The increase was primarily attributable to:
•a $356.9 million increase in acquisition of real estate primarily due to 2021 property acquisitions (see Note 3 to the consolidated financial statements for additional information), partially offset by,
•a $41.7 million increase in repayments of mortgages and other notes receivable primarily due to the $31.1 million payoff of two mortgage notes receivable in May 2021, as compared to the $9.6 million acquisition of two mortgage notes receivable in September 2020,
•$12.9 million paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019, and
•a $12.3 million decrease in net capital expenditures and leasing costs.
Net cash provided by financing activities decreased $1.2 billion to $333.2 million used during the nine months ended September 30, 2021 from $840.0 million provided in the nine months ended September 30, 2020. The decrease was primarily attributable to:
•$700.1 million in net proceeds from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020,
•$398.7 million in net proceeds from our $400.0 million unsecured term loan issued in May 2020,
•a $155.5 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the $100.0 million repayment of our $400.0 million term loan which was amended in April 2021, the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021, the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, and the $7.9 million repayment of the mortgage loan on Plaza Del Sol in September 2021, and
•an $8.0 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding, partially offset by
•$87.1 million in net proceeds from the issuance of common shares under our ATM program during the nine months ended September 30, 2021.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2021:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2021	Stated Interest Rate as of September 30, 2021	Maturity Date
	(Dollar amounts in thousands)
Mortgages payable
Secured fixed rate
The AVENUE at White Marsh	52,705	$52,705	3.35%	January 1, 2022	(5)
Montrose Crossing	80,000	64,121	4.20%	January 10, 2022	(6)
Azalea	Acquired	40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,199	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	32,043	Various	Various through 2029
Chelsea	Acquired	4,948	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,317	3.75%	July 1, 2042
Subtotal		458,883
Net unamortized debt issuance costs and premium		(1,680)
Total mortgages payable, net		457,203

Notes payable
Revolving credit facility (4)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Term loan	300,000	300,000	LIBOR + 0.80%	April 16, 2024
Various	7,239	2,755	11.31%	Various through 2028
Subtotal		302,755
Net unamortized debt issuance costs		(1,293)
Total notes payable, net		301,462

Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(13,515)
Total senior notes and debentures, net		3,405,685

Total debt, net		$4,164,350
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
4)During the nine months ended September 30, 2021, there were no borrowings on our $1.0 billion revolving credit facility.
5)Mortgage loan repaid, at par, on November 2, 2021.
6)Mortgage loan repaid, at par, on October 12, 2021.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2021, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2021:

	Unsecured		Secured		Total
	(In thousands)
2021	$161		$117,272	(1)	$117,433
2022	751		3,383		4,134
2023	275,765		3,549		279,314
2024	900,656	(2)(3)	3,688		904,344
2025	333		48,033		48,366
Thereafter	2,544,289		282,958		2,827,247
	$3,721,955		$458,883		$4,180,838	(4)
__________________
1)    We repaid two mortgage loans, at par, on October 12, 2021 and November 2, 2021 representing $116.8 million of scheduled principal repayments in 2021.
2)    Our $300.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option.
3)    Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of September 30, 2021, there was no outstanding balance under this credit facility.
4)    The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2021.
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
As of September 30, 2021, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2021.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss)	$54,541	$(33,623)	$152,339	$33,677
Net (income) loss attributable to noncontrolling interests	(2,419)	5,334	(5,777)	3,304
Gain on sale of real estate and change in control of interest	—	—	(17,428)	(11,682)
Impairment charge, net	—	50,728	—	50,728
Depreciation and amortization of real estate assets	61,236	58,224	174,770	170,878
Amortization of initial direct costs of leases	6,202	5,853	20,127	15,562
Funds from operations	119,560	86,516	324,031	262,467
Dividends on preferred shares (1)	(1,875)	(2,010)	(6,031)	(6,031)
Income attributable to operating partnership units	742	790	2,267	2,362
Income attributable to unvested shares	(438)	(265)	(1,156)	(806)
Funds from operations available for common shareholders	$117,989	$85,031	$319,111	$257,992
Weighted average number of common shares, diluted (1)(2)	78,365	76,149	77,997	76,133

Funds from operations available for common shareholders, per diluted share (2)	$1.51	$1.12	$4.09	$3.39
_____________________
(1)For the three months ended September 30, 2021, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2021, we had $3.9 billion of fixed-rate debt outstanding, including $56.5 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $270.0 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $299.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2021, we had $300.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Principal Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

November 4, 2021	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST

November 4, 2021	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

2