Form 10-K
period 2021-12-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2022-02-10
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 1-07533 (Federal Realty Investment Trust)
Commission file number: 333-262016-01 (Federal Realty OP LP)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
(Exact Name of Registrant as Specified in its charter)

Maryland (Federal Realty Investment Trust)	87-3916363
Delaware (Federal Realty OP LP)	52-0782497
(State of Organization)	(IRS Employer Identification No.)
909 Rose Avenue, Suite 200, North Bethesda, Maryland 20852
(Address of Principal Executive Offices) (Zip Code)
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Federal Realty Investment Trust

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	FRT	New York Stock Exchange
$.01 par value per share, with associated Common Share Purchase Rights

Depositary Shares, each representing 1/1000 of a share	FRT-C	New York Stock Exchange
of 5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share

Federal Realty OP LP

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Federal Realty Investment Trust     ☒  Yes    ☐  No
Federal Realty OP LP         ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Federal Realty Investment Trust     ☐  Yes    ☒  No
Federal Realty OP LP         ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Federal Realty Investment Trust    ☒  Yes    ☐  No
Federal Realty OP LP            ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Federal Realty Investment Trust    ☒  Yes    ☐  No
Federal Realty OP LP            ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Federal Realty Investment Trust
Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Federal Realty OP LP
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
Federal Realty Investment Trust	☒
Federal Realty OP LP	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Federal Realty Investment Trust    ☐  Yes    ☒  No
Federal Realty OP LP            ☐  Yes    ☒  No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2021:
Federal Realty Investment Trust: $9.1 billion
Federal Realty OP LP: N/A

The number of Federal Realty Investment Trust's common shares outstanding on February 7, 2022 was 78,616,815.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Federal Realty Investment Trust’s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") for its annual meeting of shareholders to be held in May 2022 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE
Through the fiscal year ended December 31, 2021, the business of the registrant was conducted by an entity known as Federal Realty Investment Trust, a Maryland real estate investment trust (the “Predecessor”). On December 2, 2021, the Predecessor’s Board of Trustees approved the reorganization of the Predecessor’s business into an umbrella partnership real estate investment trust, or “UPREIT.” To effect the UPREIT reorganization, the Predecessor formed a wholly-owned subsidiary real estate investment trust known as FRT Holdco REIT (“Holdco”), and Holdco formed its own wholly-owned subsidiary real estate investment trust known as FRT Merger Sub REIT (“Merger Sub”). Holdco also formed a wholly-owned subsidiary limited liability company known as Federal Realty GP LLC (the “General Partner”). Effective as of January 1, 2022, Merger Sub merged with and into the Predecessor, with the Predecessor being the surviving entity and becoming a wholly-owned subsidiary of Holdco (the “Merger”). At the effective time of the Merger, each outstanding capital share of the Predecessor was converted into one equivalent capital share of Holdco. Effective as of January 5, 2022, the Predecessor converted into a Delaware limited partnership known as Federal Realty OP LP, the entity we refer to herein as the “Partnership.” In connection with the UPREIT reorganization, Holdco changed its name to Federal Realty Investment Trust, the entity we refer to herein as the “Parent Company.” The Parent Company had the same consolidated assets and liabilities immediately following the Merger as the Predecessor immediately before the Merger. The General Partner is the sole general partner of the Partnership, and the Parent Company owns 100% of the limited liability company interests of, is the sole member of and exercises exclusive control over the General Partner. Following the UPREIT reorganization described above, the Parent Company expects to conduct its business through the Partnership and does not expect to have substantial assets or liabilities other than through its investment in the Partnership.

As a result of the UPREIT reorganization, the Parent Company became the successor issuer to the Predecessor pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and as a result, the Parent Company's common shares and Series C depositary shares were deemed registered under Section 12(b) of the Exchange Act. This Annual Report on Form 10-K pertains to the business and results of operations of the Predecessor for its fiscal year ended December 31, 2021. The Company and the Partnership have elected to co-file such Annual Report of the Predecessor to ensure continuity of information to investors. For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022.

Throughout this Annual Report, unless the context requires otherwise:
•“Parent Company” refers to Federal Realty Investment Trust following the Merger;
•“Partnership” refers to Federal Realty OP LP;
•“we,” “us,” “our” or the “Trust” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Federal Realty OP LP; and
•References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited partnership interests or limited partners of the Partnership.

PART I

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Federal Realty Investment Trust and Federal Realty OP LP (together, “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•risks that our tenants will not pay rent, may vacate early or may file for bankruptcy or that we may be unable to renew leases or re-let space at favorable rents as leases expire or to fill existing vacancy;
•risks that we may not be able to proceed with or obtain necessary approvals for any development, redevelopment or renovation project, and that completion of anticipated or ongoing property development, redevelopment, or renovation projects that we do pursue may cost more, take more time to complete or fail to perform as expected;
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
ITEM 1.    BUSINESS
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately

25.1 million square feet. In total, the real estate projects were 93.6% leased and 91.1% occupied at December 31, 2021. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 54 consecutive years.
We were founded in 1962 as a REIT under the laws of the District of Columbia and re-formed as a REIT in the state of Maryland in 1999. In January of 2022, we consummated the UPREIT reorganization described in the Explanatory Note at the beginning of this Annual Report. We operate in a manner intended to qualify as a REIT for tax purposes pursuant to provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Our principal executive offices are located at 909 Rose Avenue, North Bethesda, Maryland 20852. Our telephone number is (301) 998-8100. Our website address is www.federalrealty.com. The information contained on our website is not a part of this report and is not incorporated herein by reference.
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
Operating Strategies
While managing through the ongoing COVID-19 pandemic has resulted in short-term deviations, our long-term core operating strategy has not changed. We continuously evaluate and assess our operating strategies to ensure they are effective and put us in the best position to address changes in the market. We actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing less relevant, weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has generally enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:
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
•managing our properties to take into account their impact on climate change and their resilience in the face of climate change;
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
Financing Strategies
Our financing strategies are designed to enable us to maintain an investment grade balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. As a result of the ongoing COVID-19 pandemic and its impact on our cash flows, we have been maintaining levels of cash significantly in excess of the cash balances we have historically maintained. Our financing strategies include:
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
◦the sale of our equity or debt securities through public offerings, including our at-the-market ("ATM") equity program in which we may from time to time offer and sell common shares including through forward sales contracts, or private placements,
◦the incurrence of indebtedness through unsecured or secured borrowings,
◦the issuance of units in our operating partnership (generally issued in exchange for a tax deferred contribution of property); these units typically receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or common shares at our option, or
◦the use of joint venture arrangements.

Human Capital
At February 7, 2022, we had 310 full-time employees and 5 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Diversity and Inclusion
We are an Equal Opportunity/Affirmative action employer, and strive to maintain a workplace that is free from discrimination on the basis of race, color, religion, sex, sexual orientation, nationality, disability, or protected Veteran status.
Health, Safety, and Wellness
We are committed to the health, safety, and wellness of our employees, and foster an environment that allows our people to succeed while balancing work and life. We provide our employees with access to health and wellness programs, which includes benefits that support both physical and mental health. In response to the COVID-19 pandemic, we implemented significant changes that were in the best interest of our employees and to comply with government regulations. This includes implementing additional safety measures for our employees as we have transitioned to a hybrid work model.
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
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws. Please see Item 1A. "Risk Factors - Risk Factors Related to our REIT Status and Other Laws and Regulations" for further discussion of potential material effects of our compliance with government regulation, including environmental regulations and the rules governing REITs.

The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, such contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.
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
Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics applicable to our Chief Executive Officer and senior financial officers, Whistleblower Policy, organizational documents and the charters of our audit committee, compensation and human capital committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investors section of our website.
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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Over the past several years, we have seen higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2021, our anchor tenant space is 96.8% leased and 94.4% occupied.

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
As of December 31, 2021, our tenants operated in 12 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•business layoffs or downsizing;
•industry slowdowns;
•increased business restrictions due to health crises;
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
•higher than estimated construction or operating costs, including labor and material costs; and
•possible delay in completion of a project because of a number of factors, including COVID-19, supply chain disruptions and shortages, weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2021, we held 19 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2021, we owned an interest in the hotel component of Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2021, we held the controlling interests in all of our existing co-investments (except the hotel investment discussed above and the investment in the La Alameda shopping center acquired in 2017), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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

In addition, our business is subject to risks related to the effects of public health crises, epidemics and pandemics, including the
COVID-19 pandemic. Such events could:
•inhibit global, national and local economic activity;
•drive inflation, adversely affect trading activity in securities markets, which could negatively impact the trading prices of our common shares and debt securities and our ability to access the securities markets as a source of liquidity;
•adversely affect our tenants’ financial condition by limiting foot traffic and staffing at their businesses, which could affect their ability to pay rent and willingness to make new leasing commitments;
•reduce our cash flow, which could impact our ability to pay dividends at the current rate and in the current format or at all or to service our debt;
•temporarily or permanently reduce the demand for retail or office space;
•interfere with our business operations by requiring our personnel to work remotely;
•increase the frequency of cyber-attacks;
•disrupt supply chains that could be important in our development and redevelopment activities;
•result in labor shortages;
•interfere with potential purchases and sales of properties;
•impact our ability to pay dividends at the current rate and in the current format or at all; and
•have other direct and indirect effects that are difficult to predict.
Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the impact of stay-at-home and other government orders instituted in response to the COVID-19 pandemic, which vary by jurisdiction, or the pandemics' short and long term economic effects, each of which could have a material adverse effect on our business.

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
As of December 31, 2021, we had approximately $4.1 billion of debt outstanding. Of that outstanding debt, approximately $341.6 million was secured by all or a portion of 7 of our real estate projects. As of December 31, 2021, approximately 92.6% of our debt is fixed rate or is fixed via interest rate swap agreements, which includes all of our property secured debt and our unsecured senior notes. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:
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
As of December 31, 2021, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Our growth strategy is focused on the development and redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Debt could include the sale of debt securities and mortgage loans from third parties. If economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms. Additionally, we cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and risk profile, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.
Of our $4.1 billion of debt outstanding as of December 31, 2021, approximately $356.5 million bears interest at a variable rate, of which, $300.0 million is our unsecured term loan that bears interest at a variable rate of LIBOR plus 80 basis points and $56.5 million in mortgages payable that bear interest at a variable rate of LIBOR plus 195 basis points and are effectively fixed through two interest rate swap agreements. We also have a $1.0 billion revolving credit facility, on which no balance was outstanding at December 31, 2021, that bears interest at LIBOR plus 77.5 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Failure to qualify as a REIT for federal income tax purposes would cause the Parent Company to be taxed as a corporation, which would substantially reduce funds available for payment of distributions.
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
To maintain our status as a REIT, we limit the amount of shares any one shareholder of the Parent Company can own.
The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) during the last half of any taxable year. To protect our REIT status, the Parent Company's declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of the Parent Company's capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding capital stock. If that happened, either the transfer of ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.
The Board of Trustees may waive these restrictions on a case-by-case basis. In addition, the Board of Trustees and two-thirds of our shareholders eligible to vote at a shareholder meeting may remove these restrictions if they determine it is no longer in our best interests for the Parent Company to attempt to qualify, or to continue to qualify, as a REIT. The 9.8% ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for the common shares or otherwise be in the shareholders’ best interest.
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
Certain tax and anti-takeover provisions of the Parent Company's declaration of trust and bylaws, and certain restrictions in the Partnership's limited partnership agreement, may inhibit a change of our control.
Certain provisions contained in the Parent Company's declaration of trust and bylaws and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the shareholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:
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
The Parent Company's bylaws state that the Maryland control share acquisition law will not apply to any acquisition by any person of our common shares. This bylaw provision may be repealed, in whole or in part, at any time, whether before or after an acquisition of control shares, by a vote of a majority of the shareholders entitled to vote, and, upon such repeal, may, to the extent provided by any successor bylaw, apply to any prior or subsequent control share acquisition.
In addition, certain provisions in the Partnership’s limited partnership agreement (the “Partnership Agreement”) may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some shareholders might consider such proposals, if made, desirable. These provisions also make it more difficult for third parties to alter the management structure of the Partnership without the concurrence of our Board of Trustees. These provisions include, among others:
•redemption rights of limited partners and certain assignees of units of limited partnership interest ("OP Units");
•transfer restrictions on OP Units and restrictions on admissions of partners;
•a requirement that the General Partner may not be removed as the general partner of the Partnership without its consent;

•the ability of the General Partner to issue preferred partnership interests in the Partnership with terms that it may determine, without the approval or consent of any Limited Partner; and
•restrictions on the ability of the General Partner, the Partnership or the Parent Company to transfer its interests in the Partnership or otherwise engage in certain extraordinary transactions, including, among others, certain mergers, business combinations, sales of all or substantially all of their assets and recapitalizations.
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

The Parent Company is a holding company with no direct operations, and it will rely on funds received from the Partnership to pay its obligations and make distributions to its shareholders.
The Parent Company is a holding company and expects to conduct substantially all of its operations through the Partnership. The Parent Company will not have, apart from an interest in the Partnership, any independent operations. As a result, the Parent Company will rely on distributions from the Partnership to make any distributions we declare on our common shares. The Parent Company will also rely on distributions from the Partnership to meet its obligations, including any tax liability on taxable income allocated to the Parent Company from the Partnership. Through its ownership and control of the General Partner, the Parent Company exercises exclusive control over the Partnership, including the authority to cause the Partnership to make distributions, subject to certain limited approval and voting rights of the Partnership’s Limited Partners as described in the Partnership Agreement. In addition, because the Parent Company is a holding company, your claims as shareholders are structurally subordinated to all existing and future liabilities and obligations to preferred equity holders of the Partnership and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of the Partnership or its subsidiaries, assets of the Partnership or the applicable subsidiary will be available to satisfy any claims of our shareholders only after such liabilities and obligations have been satisfied in full.
We currently own 100% of the OP Units issued by the Partnership and are its sole Limited Partner. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties and admit additional Limited Partners. Such issuances would reduce the Parent Company’s percentage ownership in the Partnership.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of December 31, 2021, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 104 predominantly retail real estate projects comprising approximately 25.1 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2021 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2021, we had approximately 3,100 commercial leases and 3,000 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.7% of our annualized base rent as of December 31, 2021. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing has not been and will not be significant, however, multiple filings by a number of tenants could have a significant impact.
Geographic Diversification
Our 104 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2021.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	21	6,452,000	25.7%
Maryland	20	4,488,000	17.9%
Virginia	18	3,693,000	14.7%
Pennsylvania	10	2,090,000	8.3%
Massachusetts	7	2,067,000	8.3%
New Jersey	7	1,892,000	7.5%
New York	7	1,331,000	5.3%
Florida	3	862,000	3.4%
Illinois	4	799,000	3.2%
Arizona	2	736,000	2.9%
Connecticut	3	358,000	1.4%
Michigan	1	215,000	0.9%
District of Columbia	1	119,000	0.5%
Total	104	25,102,000	100.0%

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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2021, represented approximately 9.1% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2021 for each of the 10 years beginning with 2022 and after 2031 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2021.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2022	1,807,000	8%	$50,983,000	8%
2023	2,492,000	11%	74,952,000	11%
2024	3,441,000	15%	90,401,000	13%
2025	3,121,000	14%	81,484,000	12%
2026	2,045,000	9%	67,047,000	10%
2027	2,258,000	10%	75,497,000	11%
2028	1,526,000	7%	45,807,000	7%
2029	1,483,000	6%	49,632,000	7%
2030	1,097,000	5%	28,530,000	4%
2031	768,000	3%	28,704,000	4%
Thereafter	2,819,000	12%	85,630,000	13%
Total	22,857,000	100%	$678,667,000	100%
During 2021, we signed leases for a total of 2,193,000 square feet of retail space including 2,093,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 1,144,000 square feet at an average rental increase of 10% on a cash basis. Renewals for comparable spaces were signed for 949,000 square feet at an average rental increase of 3% on a cash basis. Tenant improvements and incentives for comparable spaces were $37.57 per square foot, of which, $65.92 per square foot was for new leases and $3.41 per square foot was for renewals in 2021.
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
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of rents reported in this calculation. As a result of accommodations made to certain tenants to help them to stay open during and after the COVID-19 pandemic, we have found it necessary to exercise more judgement in 2020 and 2021 than in prior years in order to appropriately reflect the comparability of rents in the calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Rent abatement and short term rent restructuring agreements that are a result of COVID-19 impacts are not included in this calculation. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.

Historically, we have executed comparable space leases for 1.4 to 1.9 million square feet of retail space each year. We expect some rental rates to be negatively impacted by the COVID-19 pandemic, which we started experiencing in the second quarter of 2020. We expect the volume for 2022 will be in line with, or potentially exceed, our historical averages given a larger amount of vacancy as a result of COVID-19. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.

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

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2021. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Arizona
Camelback Colonnade Phoenix, AZ 85016(5)	1977, 2019	2021	643,000	17.52	90%	Fry's Food & Drug Floor & Décor Marshalls Nordstrom Last Chance Best Buy
Hilton Village Scottsdale, AZ 85250(4)(5)	1982, 1989	2021	93,000	36.25	93%	CVS Houston's
California
Azalea South Gate, CA 90280(5)(8)	2014	2017	223,000	$30.30	99%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(5)(8)	1990, 2003, 2006	2017/2018	330,000	$23.28	98%	Food4Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1998	42,000	$59.69	88%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	243,000	$28.28	93%	Sprouts Total Wine & More Rite Aid
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	440,000	$19.43	99%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	298,000	$28.79	96%	TJ Maxx Dick's Sporting Goods Ross Dress For Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(5)	1948, 1975	2017	71,000	$32.66	78%	CB2 Ingram Book Group Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(5)	2020	2018	114,000	$30.17	93%	Smart & Final Nike Blink Fitness Ross Dress For Less
Grossmont Center La Mesa, CA 91942(5)	1961, 1963, 1982-1983, 2002	2021	933,000	$14.19	99%	Target Walmart Macy's CVS
Hastings Ranch Plaza Pasadena, CA 91107(4)	1958, 1984, 2006, 2007	2017	273,000	$8.47	100%	Marshalls HomeGoods CVS Sears
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	181,000	$36.54	86%	Target Marshalls L.A. Fitness
Kings Court Los Gatos, CA 95032(4)(6)	1960	1998	81,000	$41.56	100%	Lunardi's CVS
La Alameda Walnut Park, CA 90255(4)(7)(8)	2008	2017	245,000	$26.84	92%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	97,000	$43.95	90%	Anthropologie Sephora Teleferic Barcelona
Olivo at Mission Hills Mission Hills, CA 91345(5)	2018	2017	155,000	$32.21	100%	Target 24 Hour Fitness Ross Dress for Less
Plaza Del Sol South El Monte, CA 91733(5)	2009	2017	48,000	$24.91	96%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245(5)(8)	2006-2007, 2016	2011/2013	500,000	$45.15	92%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
San Antonio Center Mountain View, CA 94040(4)(6)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	212,000	$16.52	98%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(4)(10)	2002, 2009, 2016, 2020	1997	1,208,000	$55.20	95%	Crate & Barrel H&M Best Buy Splunk Net App Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	95%
Sylmar Towne Center Sylmar, CA 91342(5)	1973	2017	148,000	$17.39	93%	Food4Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	207,000	$83.92	81%	adidas Madewell Patagonia Multiple Restaurants
Westgate Center San Jose, CA 95129	1960-1966	2004	648,000	$20.19	97%	Target Nordstrom Rack Nike Factory TJ Maxx
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	264,000	$14.21	83%	Stop & Shop TJ Maxx Burlington
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$96.19	100%	Saks Fifth Avenue
Darien Commons Darien, CT 06820	1920-2009	2013/2018	59,000	$42.92	89%	Equinox Walgreens
			2 units	N/A	100%
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$33.73	66%	Marshalls DSW Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(5)(11)	1990/1994, 1922-1973, 2018-2021	2015-2017	245,000	$43.92	99%	Cinepolis Theaters Youfit Health Club Multiple Restaurants
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$20.92	95%	Winn Dixie CVS L.A. Fitness
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	430,000	$26.03	97%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.54	92%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	281,000	$16.45	90%	Bed, Bath & Beyond Buy Buy Baby Michaels Portillo's
Garden Market Western Springs, IL 60558	1958	1994	139,000	$14.76	100%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.23	93%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001, 2008	1993-2006/ 2008/2010	529,000	$55.51	95%	Giant Food Apple Equinox Anthropologie Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Congressional Plaza Rockville, MD 20852(5)	1965	1965	324,000	$42.22	91%	The Fresh Market Buy Buy Baby Ulta Barnes & Noble Container Store
Congressional Plaza Residential Rockville, MD 20852(5)	2003, 2016	1965	194 units	N/A	98%
Courthouse Center Rockville, MD 20852	1975	1997	38,000	$22.81	76%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$37.11	93%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	208,000	$31.41	96%	Marshalls Ross Dress For Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$20.92	88%	Aldi Dick's Sporting Goods
Laurel Laurel, MD 20707	1956	1986	364,000	$22.98	94%	Giant Food Marshalls L.A. Fitness HomeGoods
Montrose Crossing Rockville, MD 20852	1960-1979, 1996, 2011	2011/2013	368,000	$34.34	100%	Giant Food Marshalls Home Depot Design Center Old Navy Bob's Discount Furniture
Perring Plaza Baltimore, MD 21134	1963	1985	397,000	$15.76	88%	Shoppers Food Warehouse Home Depot Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014, 2018, 2020	1982/2007/ 2012	622,000	$40.17	99%	Porsche Uniqlo REI H&M L.L. Bean Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852	2014, 2016, 2018	1982/2007	765 units	N/A	97%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$32.16	95%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	268,000	$25.48	92%	Aldi HomeGoods L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852(4)	2006-2007	2006/2007	187,000	$28.87	79%	Dawson's Market CVS Gold's Gym Multiple Restaurants
Rollingwood Apartments Silver Spring, MD 20910	1960	1971	282 units	N/A	99%
THE AVENUE at White Marsh Baltimore, MD 21236(6)	1997	2007	315,000	$27.13	88%	AMC Ulta Old Navy Barnes & Noble
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$49.73	96%
Towson Residential (Flats @703) Baltimore, MD 21236	2017	2007	4,000	$82.83	100%
			105 units	N/A	100%
White Marsh Other Baltimore, MD 21236	1985	2007	56,000	$32.79	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$23.61	100%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	88,000	$102.87	96%	Balducci's CVS Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014, 2018, 2021	2005-2011/ 2013	1,069,000	$35.11	97%	Trader Joe's TJ Maxx AMC LEGOLAND Discovery Center PUMA Multiple Restaurants
Assembly Row Residential Somerville, MA 02145(10)(13)	2018	2005-2011	947 units	N/A	76%
Campus Plaza Bridgewater, MA 02324	1970	2004	114,000	$17.35	96%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(8)	1962,1969, 2008	2006-2008	222,000	$12.81	93%	Home Depot Planet Fitness
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	245,000	$16.75	88%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	220,000	$49.75	94%	Roche Bros. CVS
			7 units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$17.22	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$20.39	99%	Big Y Foods TJ Maxx HomeGoods
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	215,000	$12.81	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(4)	1958	1989	408,000	$21.96	93%	Trader Joe's AMC HomeGoods Ulta Burlington
Brook 35 Sea Grit, NJ 08750(5)(6)(8)	1986, 2004	2014	99,000	$40.24	92%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	260,000	$18.38	97%	Whole Foods Buy Buy Baby
Hoboken Hoboken, NJ 07030(5)(8)(12)	1887-2006	2019/2020	171,000	$55.87	98%	CVS New York Sports Club Sephora Multiple Restaurants
			129 units	N/A	99%
Mercer Mall Lawrenceville, NJ 08648(4)	1975	2003/2017	551,000	$26.54	89%	Shop Rite Ferguson Bath, Kitchen, & Lighting Ross Dress for Less Nordstrom Rack REI Tesla
The Grove at Shrewsbury Shrewsbury, NJ 07702(5)(6)(8)	1988, 1993 & 2007	2014	192,000	$48.68	99%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$23.14	100%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	409,000	$37.29	95%	Island of Gold AMC Kohl's Michaels
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$39.50	88%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	103,000	$18.39	89%	Greenlawn Farms Tuesday Morning Planet Fitness
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	$34.99	71%	Shop Rite

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	212,000	$17.12	84%	Petsmart Michaels Ulta
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$30.05	81%	Barnes & Noble
Melville Mall Huntington, NY 11747(4)	1974	2006	253,000	$28.70	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Field & Stream Macy's Backstage
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	270,000	$15.01	87%	Acme Markets TJ Maxx Kohl's L.A. Fitness Five Below
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	174,000	$36.79	95%	Acme Markets Michaels L.A. Fitness
Bala Cynwyd Residential Bala Cynwyd, PA 19004	2020	1993	87 units	N/A	97%
Flourtown Flourtown, PA 19031	1957	1980	156,000	$23.45	98%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(4)	1958	1980	126,000	$20.08	96%	Giant Food
Langhorne Square Levittown, PA 19056	1966	1985	223,000	$18.45	99%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	358,000	$22.88	96%	Acme Markets TJ Maxx HomeGoods Barnes & Noble Lankenau Medical Center
Northeast Philadelphia, PA 19114	1959	1983	227,000	$19.76	82%	Marshalls Ulta Skechers Crunch Fitness
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$10.04	89%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	183,000	$22.06	58%	Marshalls Five Below
Wynnewood Wynnewood, PA 19096	1948	1996	249,000	$29.12	96%	Giant Food Bed, Bath & Beyond Old Navy DSW
			9 units	N/A	78%
Virginia
29th Place Charlottesville, VA 22091(8)	1975-2001	2007	168,000	$19.38	99%	Lidl HomeGoods DSW Staples
Barcoft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$27.93	94%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	498,000	$27.61	97%	Harris Teeter Kroger Anthropologie Nike Bed, Bath & Beyond Old Navy
Birch & Broad (formerly known as Falls Plaza) Falls Church, VA 22046	1960/1962	1967/1972	144,000	$36.07	96%	Giant Food CVS Staples
Chesterbrook McLean, VA 22101(5)	1967	2021	90,000	$26.79	85%	Safeway Walgreens Starbucks
Fairfax Junction Fairfax, VA 22030(6)	1981, 1986, 2000	2019/2020	124,000	$25.50	97%	Aldi CVS Planet Fitness
Graham Park Plaza Falls Church, VA 22042	1971	1983	132,000	$39.71	87%	Giant Food

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$52.50	100%	Whole Foods
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(6)	1966, 1972,1987 & 2001	2003/2006	565,000	$19.37	97%	Shoppers Food Warehouse TJ Maxx Home Depot Bed, Bath & Beyond Results Fitness
Old Keene Mill Springfield, VA 22152	1968	1976	91,000	$35.05	95%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	228,000	$26.18	94%	Safeway Micro Center CVS Michaels
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	297,000	$35.63	99%	Harris Teeter TJ Maxx DSW Ulta
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	172,000	$48.37	97%	TJ Maxx DSW Crunch Fitness Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	111,000	$27.20	87%	L.A. Mart Talbots Total Wine & More
Twinbrooke Shopping Centre Fairfax, VA 22032	1977	2021	106,000	$24.26	89%	Safeway Walgreens
Tyson's Station Falls Church, VA 22043	1954	1978	50,000	$47.70	88%	Trader Joe's
Village at Shirlington Arlington, VA 22206(4)	1940, 2006-2009	1995	267,000	$40.62	83%	Harris Teeter CVS AMC Carlyle Grand Café
Willow Lawn Richmond, VA 23230	1957	1983	464,000	$21.11	96%	Kroger Old Navy Ross Dress For Less Gold's Gym Dick's Sporting Goods
Total — Commercial (9)			25,102,000	$29.69	94%
Total —Residential (13)			2,869 units		97%
 _____________________
(1)Represents the GLA of the commercial portion of the property. Some of our properties include office space which is included in this square footage.
(2)Average base rent per square foot is calculated as the aggregate, annualized in-place contractual (defined as cash basis excluding rent abatements) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces. Average base rent is for commercial spaces only.
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
(11)This property includes interests in four buildings in addition to our initial acquisition.
(12)This property includes 39 buildings primarily along Washington Street and 14th Street in Hoboken, New Jersey.
(13)The new 500 unit residential building at Assembly Row was delivered in the second half of 2021 and is currently in the process of being leased-up for the first time. Consequently, these units are excluded from our total residential units and percentage leased statistics. If these units were included, our total residential units would be 3,369 and our percentage leased would be 91%.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2021
Fourth quarter	$138.40	$117.48	$1.070
Third quarter	$123.43	$111.21	$1.070
Second quarter	$125.00	$101.45	$1.060
First quarter	$110.66	$81.85	$1.060
2020
Fourth quarter	$97.00	$67.01	$1.060
Third quarter	$90.09	$70.69	$1.060
Second quarter	$105.49	$64.11	$1.050
First quarter	$131.56	$65.55	$1.050
On February 7, 2022, there were 2,271 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 54 consecutive years. The impact of COVID-19 on our cash flow may impact our ability to pay dividends at the current rate, at an increased rate, and in the current format or at all.
Our total annual dividends paid per common share for 2021 and 2020 were $4.25 per share and $4.21 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2022 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2021	2020
Ordinary dividend	$3.358	$3.452
Capital gain	0.680	—
Return of capital	0.212	0.758
	$4.250	$4.210

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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2016, and ending December 31, 2021, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$250
$225
$200
$175
$150
$125
$100
$75
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2021, we issued 27,302 common shares in connection with the redemption of operating partnership units. Any equity securities sold by us during 2021 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2021, 2,193 restricted common shares were forfeited by former employees.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.
ITEM 6.    SELECTED FINANCIAL DATA
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 11, 2021.

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
Overview
We are an equity real estate investment trust ("REIT") specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 25.1 million square feet. In total, the real estate projects were 93.6% leased and 91.1% occupied at December 31, 2021. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 54 consecutive years.
Summary Financial Information
The following table includes select financial information that is helpful in understanding the trends in financial condition and the results of operations discussed throughout this Item 7. and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$948,842	$832,171	$932,738
Property operating income (1)	$634,607	$545,332	$637,030
Gain on sale of real estate and change in control of interest, net of tax	$89,950	$98,117	$116,393
Operating income	$394,725	$289,524	$470,911
Net income available for common shareholders	$253,456	$123,664	$345,824
Net cash provided by operating activities	$471,352	$369,929	$461,919
Net cash used in investing activities	$(660,118)	$(368,383)	$(316,532)
Net cash (used in) provided by financing activities	$(452,967)	$661,736	$(100,105)
Earnings per common share, diluted:
Net income available to common shareholders	$3.26	$1.62	$4.61
Dividends declared per common share	$4.26	$4.22	$4.14
Other Data:
Funds from operations available to common shareholders (2)	$434,743	$333,849	$465,819
Funds from operations available for common shareholders, per diluted share (2)	$5.57	$4.38	$6.17
EBITDAre (3)	$589,792	$501,813	$599,567
Ratio of EBITDAre to combined fixed charges and preferred share dividends (3)(4)	3.6x	2.7x	4.2x

	As of December 31,
	2021	2020	2019
	(In thousands)
Balance Sheet Data:
Real estate, at cost	$9,422,062	$8,582,870	$8,298,132
Total assets	$7,622,320	$7,607,624	$6,794,992
Total debt	$4,047,547	$4,291,375	$3,356,594
Total shareholders’ equity	$2,663,148	$2,548,747	$2,636,132
Number of common shares outstanding	78,603	76,727	75,541
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	(in thousands)
Operating income	$394,725	$289,524	$470,911
General and administrative	49,856	41,680	42,754
Depreciation and amortization	279,976	255,027	239,758
Impairment charge	—	57,218	—
Gain on sale of real estate and change in control of interest, net of tax	(89,950)	(98,117)	(116,393)
Property operating income	$634,607	$545,332	$637,030
(2)Funds from operations "FFO" is a supplemental non-GAAP measure. See "Liquidity and Capital Resources" in this Item 7. for further discussion.
(3)EBITDA for Real Estate ("EBITDAre") is a non-GAAP measure that NAREIT defines as: net income computed in accordance with GAAP plus net interest expense, income tax expense, depreciation and amortization, gain or loss on sale of real estate, impairments of real estate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates. We calculate EBITDAre consistent with the NAREIT definition. As EBITDA is a widely known and understood measure of performance, management believes EBITDAre represents an additional non-GAAP performance measure, independent of a company's capital structure that will provide investors with a uniform basis to measure the enterprise value of a company. EBITDAre also approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.
The reconciliation of net income to EBITDAre for the periods presented is as follows:

	2021	2020	2019
	(In thousands)
Net income	$269,081	$135,888	$360,542
Interest expense	127,698	136,289	109,623
Other interest income	(809)	(1,894)	(1,266)
Early extinguishment of debt	—	11,179	—
Provision (benefit) for income tax	118	(194)	772
Depreciation and amortization	279,976	255,027	239,758
Gain on sale of real estate and change in control of interest	(89,950)	(98,117)	(116,779)
Impairment charge	—	57,218	—
Adjustments of EBITDAre of unconsolidated affiliates	3,678	6,417	6,917
EBITDAre	$589,792	$501,813	$599,567
(4)Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $11.2 million early extinguishment of debt charge from fixed charges in 2020, the ratio of EBITDAre to combined fixed charges and preferred share dividends is 2.9x. Excluding the $11.9 million charge related to the buyout of the Kmart lease at Assembly Square Marketplace in 2019, our ratio of EBITDAre to combined fixed charges and preferred share dividends remained 4.2x.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the COVID-19 pandemic. Since March 2020 when the World Health Organization characterized COVID-19 as a global pandemic, we have been and continue to be impacted by COVID-19 and the actions taken by federal, state, and local government to prevent its spread. These actions included the closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic, phased reopenings and capacity limitations, and now generally lifted restrictions. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the pace of recovery. Closures and restrictions, along with general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they are able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While improving, our cash flow and results of operations in the year ended December 31, 2021 continued to be materially adversely impacted, with vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions will position many of our tenants to be able to return to payment of contractual rent as soon as possible after the impacts from the pandemic have subsided.
We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent. Throughout 2021, we continued to maintain levels of cash significantly in excess of the cash balances we have historically maintained which has adversely impacted our financial results; however, we believe that such action was prudent to position us with what we expect to be sufficient liquidity to allow us to continue fully operating as our operating revenues begin to return to more typical levels. As of December 31, 2021, there is no outstanding balance on our $1.0 billion revolving credit facility, and we have cash and cash equivalents of $162.1 million.

Additional discussion of the impact of COVID-19 on our results and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.
Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities. We have aligned our program and efforts with the United Nations Sustainable Development Goals, as described in our ESG Policy and our 2020 Corporate Responsibility Report, which are provided only for informational purposes on our website and not incorporated herein.

Our development activities have been heavily focused on owning, developing and operating properties that are certified under the U.S. Green Building Council’s® (“USGBC”) Leadership in Energy and Environmental Design™ (LEED®) rating system which serves as a third-party verification that a building or community was designed and built to mitigate its environmental footprint. We currently have 18 LEED certified buildings and our Pike & Rose project has achieved LEED for Neighborhood Development Stage 3 Gold certification. The COVID-19 pandemic has also increased our focus on owning, developing and operating healthier buildings. To that end, our new corporate headquarters space at our 909 Rose Avenue building has earned a Fitwel certification developed by the U.S. Centers for Disease Control and Prevention (CDC) together with the General Services Administration (GSA). This certification assesses a building’s impact on seven distinct categories related to overall health and well-being.
We are also committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization and have established energy and greenhouse gas (GHG) emissions reduction targets. To achieve these targets, we are actively addressing energy efficiency projects on site such as upgrading to LED lighting; and to address emissions we are procuring green energy, reducing electric consumption, and increasing our onsite solar generation capacity. We have installed on-site solar systems at 25 of our properties with a capacity of over 13 MW with more projects actively in progress. Our current capacity placed us in the top 5 among real estate companies for onsite capacity in the most recent Solar Energy Industry Association’s annual Solar Means Business Report. We are also actively installing electric vehicle car charging stations in numerous properties throughout our portfolio. We currently have over 300 charging stations in operation with more under construction.
We also understand that we face risks presented by climate change and are working to evaluate our risk exposure. In our 2020 Corporate Responsibility Report, we provided a disclosure pursuant to the Task Force on Climate Related Financial Disclosure and we intend to provide that disclosure annually.
We are also highly committed to our employees and fostering a work environment that promotes growth, development and personal well-being. Our four core values are accountability, excellence, innovation and integrity and we seek to attract and retain talented professionals who embrace those values. All of our efforts with respect to corporate responsibility are overseen by our Board of Trustees.
Critical Accounting Policies and Estimates
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
Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements; however, the most critical accounting policies, which are most important to the portrayal of our financial condition and results of operations, and involve the use of complex estimates and significant assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Collectibility of Lease Income
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $9.5 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. These actions included the closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic, phased re-openings and capacity limitations, and now generally lifted restrictions. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the recovery. Closures and restrictions, along with the general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the years ended December 31, 2021 and 2020, we recognized collectibility related adjustments of $24.0 million and $106.6 million, respectively. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19, as well as the write-off of $0.7 million and $12.7 million, respectively of straight-line rent receivables related to tenants changed to a cash basis of revenue recognition during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the revenue from approximately 34% and 35% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2021 and 2020, our straight-line rent receivables balance was $110.7 million and $103.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
Other revenue recognition policies
When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." In accordance with ASC 610-20, we apply the guidance in ASC 606, "Revenue from Contracts with Customers," to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration requires us to make assumptions and apply significant judgment. The existence and amount of variable consideration can vary significantly among transactions. Historically, our property sales have had variable consideration of less than 1% of total expected consideration; however, we had one transaction in 2019 where the variable consideration was approximately $45.5 million.
Real Estate Acquisitions
Upon acquisition of operating real estate properties, we estimate the fair value of assets and liabilities acquired including land, building, improvements, leasing costs, intangibles such as acquired leases, assumed debt, and current assets and liabilities, if any.  Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The value allocated to acquired leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any acquired lease value is written off to rental income.

During 2021, we acquired properties with a total purchase price of $440.9 million. $4.6 million, or 1% of the total purchase price was allocated to above market lease assets and $57.3 million, or 13% was allocated to below market lease liabilities. If the amounts allocated in 2021 to below market lease liabilities and building assets were each reduced by 5% of the total purchase price, annual below market lease liability amortization increasing rental income would decrease by approximately $2.5 million (using the weighted average life of below market liabilities at each respective acquired property) and annual depreciation expense would decrease by approximately $0.6 million (using a depreciable life of 35 years).
Long-Lived Assets and Impairment
There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will be determined over long periods of time. This includes the recoverability of long-lived assets, including our properties that have been acquired or redeveloped and our investment in certain joint ventures. Management’s evaluation of impairment includes review for possible indicators of impairment as well as, in certain circumstances, undiscounted and discounted cash flow analysis. Since most of our investments in real estate are wholly-owned or controlled assets which are held for use, a property with impairment indicators is first tested for impairment by comparing the undiscounted cash flows, taking into account the anticipated hold period, including residual value, to the current net book value of the property. If the undiscounted cash flows are less than the net book value, the property is written down to expected fair value.
The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Because our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. We are also required to estimate the anticipated hold period. A change in the expected holding period from a long term hold to a short term would cause a significant change in the undiscounted cash flows and could result in an impairment charge. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
2021 Acquisitions and Dispositions
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
During the year ended December 31, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Ownership %	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook (1)	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center (1)	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade (1)	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village (1)	Scottsdale, Arizona	93,000	98%	$37.5	(5)
September 2, 2021	Twinbrooke Shopping Centre	Fairfax, Virginia	106,000	100%	$33.8	(6)
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
(6)Approximately $1.2 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.7 million of net assets acquired were allocated to other liabilities for "below market leases."
During the year ended December 31, 2021, we sold two properties and a portion of three properties for a total sales price of $141.6 million, which resulted in a net gain of $88.3 million.
2021 Significant Debt and Equity Transactions
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
For the year ended December 31, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.0 million including paying $0.9 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the year ended December 31, 2021 for 2,999,955 common shares under our ATM equity program at a weighted average offering price of $120.22. During 2021, we settled a portion of the forward sales agreements entered into during the year by issuing 796,300 common shares for net proceeds of $85.7 million.
The forward price that we will receive upon physical settlement of the remaining forward sale agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The remaining open forward shares may be settled at any time on or before multiple required settlement dates ranging from June 2022 to December 2022. As of December 31, 2021, we had the capacity to issue up to $175.0 million in common shares under our ATM equity program.
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
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $356 million and $10 million, respectively, for 2021 and $404 million and $9 million, respectively, for 2020. We capitalized external and internal costs related to other property improvements of $64 million and $4 million, respectively, for 2021 and $64 million and $3 million, respectively, for 2020. We capitalized external and internal costs related to leasing activities of $19 million and $3 million, respectively, for 2021 and $11 million and $2 million, respectively, for 2020. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $10 million, $3 million, and $3 million, respectively, for 2021 and $9 million, $3 million, and $2 million, respectively, for 2020. Total capitalized costs were $456 million for 2021 and $494 million for 2020, respectively.
Corporate Reorganization
In January of 2022, we completed the UPREIT reorganization described in the Explanatory Note at the beginning of this Annual Report. Prior to the UPREIT Reorganization, our business was conducted through the Predecessor. This Annual Report pertains to the business and results of operations of the Predecessor for its fiscal year ended December 31, 2021. As a result of the UPREIT reorganization, the Parent Company became the successor issuer to the Predecessor under the Exchange Act. The Parent Company and the Partnership have elected to co-file this Annual Report of the Predecessor to ensure continuity of information to investors. For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property development and redevelopments, and
•expansion of our portfolio through property acquisitions.
While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. However, our occupancy levels and ability to increase rental rates will be adversely impacted in the short-term as a result of COVID-19. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2021, no single tenant accounted for more than 2.7% of annualized base rent.
Federal, state, and local governments have taken various actions to mitigate the spread of COVID-19, including initially ordering closures of non-essential businesses and ordering residents to generally stay at home. While many of these restrictions have since been lifted, they required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct in their stores. These closures and restrictions, along with general concerns over the spread of COVID-19 have impacted the tenants' ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. While we are seeing signs of considerable improvement, these economic hardships have adversely impacted our business, and continue to have a negative effect on our financial results during 2021. With very few exceptions, our leases require tenants to continue to pay rent even while closed as a result of the pandemic, and while many tenants did not pay rents and other charges during a portion of 2020, the majority of our tenants have resumed paying all or a portion of their rent and/or other charges as their businesses were able to reopen. Our percentage of contractual rent actually collected has continued to increase since the low point in April 2020, including some tenants paying past due amounts. As of December 31, 2021, we have entered into agreements with approximately 32% of our tenants (based on total commercial leases) to defer rent payments to later periods, largely through 2022, although some extend beyond. While increasing monthly cash collection rates is a positive trend driven by government mandated restrictions gradually being lifted and improved outlook by some tenants, we expect that our rent collections will continue to be below our tenants' contractual rent obligations and historical levels into 2022, which will continue to adversely impact our results of operations. We are also experiencing a lower level of occupancy than in our past, largely due to the pandemic, which will adversely impact our results until we can release the space and the tenant commences paying rent as well as limit future vacancies caused by the pandemic. We are, however, experiencing strong demand for our commercial space as evidenced by the 2.1 million square feet of comparable space retail leasing we've completed in 2021, as well as our overall leased percentage at 93.6%, compared to our occupied percentage of only 91.1%. We have begun to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our leasing, development, and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
The extent of such impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted. Depending upon the duration of tenant closures, future operating restrictions, and the overall economic downturn resulting from COVID-19, we may find that even deferred rents are difficult to collect, and we may experience higher vacancy levels. While the duration and severity of the economic impact resulting from COVID-19 is unknown, we seek to position the Trust to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, and 500 residential units. The expected costs for Phase III are between $465 million and $485 million with spaces being delivered beginning in the second quarter of 2021. At December 31, 2021, 162,000 square feet of office space has been delivered, all of the units in the residential building have been delivered, and 23,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space). The building is expected to cost between $128 million and $135 million. At December 31, 2021, approximately 162,000 square feet of office and retail space has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 105,000 square feet of the office space is pre-leased to a single tenant. The building is expected to cost between $185 million and $200 million, and begin delivering in late 2023.
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, which is expected to cost between $250 million and $270 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $313 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of COVID-19 and supply chain disruptions affecting the broader economy.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or units in our operating partnership (see "Corporate Reorganization" discussion in this Item 7), as well as through assumed mortgages and property sales.
At December 31, 2021, the leasable square feet in our properties was 93.6% leased and 91.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2021 and the comparison of 2021 and 2020, all or a portion of 95 properties were considered comparable properties and seven were considered non-comparable properties. For the year ended December 31, 2021, two portions of properties were moved from non-comparable properties to comparable properties, one property and two portions of properties were moved from acquisitions to comparable properties, one property was moved from comparable properties to non-comparable properties, two properties and one portion of a property were removed from comparable properties as they were sold, and two portions of properties were removed from non-comparable properties, as they were sold, compared to the designations as of December 31, 2020. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

			Change
	2021	2020	Dollars	%
	(Dollar amounts in thousands)
Rental income	$948,842	$832,171	$116,671	14.0%
Mortgage interest income	2,382	3,323	(941)	(28.3)%
Total property revenue	951,224	835,494	115,730	13.9%
Rental expenses	198,121	170,920	27,201	15.9%
Real estate taxes	118,496	119,242	(746)	(0.6)%
Total property expenses	316,617	290,162	26,455	9.1%
Property operating income (1)	634,607	545,332	89,275	16.4%
General and administrative expense	(49,856)	(41,680)	(8,176)	19.6%
Depreciation and amortization	(279,976)	(255,027)	(24,949)	9.8%
Impairment charge	—	(57,218)	57,218	100.0%
Gain on sale of real estate and change in control of interest	89,950	98,117	(8,167)	(8.3)%
Operating income	394,725	289,524	105,201	36.3%
Other interest income	809	1,894	(1,085)	(57.3)%
Interest expense	(127,698)	(136,289)	8,591	(6.3)%
Early extinguishment of debt	—	(11,179)	11,179	100.0%
Income (loss) from partnerships	1,245	(8,062)	9,307	115.4%
Total other, net	(125,644)	(153,636)	27,992	(18.2)%
Net income	269,081	135,888	133,193	98.0%
Net income attributable to noncontrolling interests	(7,583)	(4,182)	(3,401)	81.3%
Net income attributable to the Trust	$261,498	$131,706	$129,792	98.5%
(1) Property operating income is a non-GAAP measure. See "Summary Financial Information" in this Item 7 for further discussion.

Property Revenues
Total property revenue increased $115.7 million, or 13.9%, to $951.2 million in 2021 compared to $835.5 million in 2020. The percentage occupied at our shopping centers was 91.1% at December 31, 2021 compared to 90.2% at December 31, 2020. The most significant driver of the increase in property revenues is the generally lifted COVID-19 restrictions during 2021, as compared to 2020 when COVID-19 government imposed closures and restrictions were generally still in effect. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $116.7 million, or 14.0%, to $948.8 million in 2021 compared to $832.2 million in 2020 due primarily to the following:
•an $82.6 million decrease in collectibility related impacts including rent abatements across all properties, primarily due to higher collection rates in 2021 as tenants begin to recover from the initial impacts of COVID-19, and moving a large number of tenants from accrual basis to cash basis in 2020,
•an increase of $32.2 million primarily from 2021 acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•an increase of $25.4 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021 and our Phase III office building at Pike & Rose in 2020, redevelopment related occupancy increases at CocoWalk, the opening of our new office building at Santana Row in early 2020, higher net termination fees, and the opening of Freedom Plaza in 2020, partially offset by

•a decrease of $17.1 million from property sales, and
•a decrease of $6.1 million at comparable properties due primarily to lower average occupancy of approximately $14.1 million, lower net termination fees and legal fee income of $5.1 million, and a $2.1 million decrease in recoveries primarily related to real estate tax recoveries, partially offset by higher percentage rent, specialty leasing, and parking income of $7.2 million, primarily due to the impact of COVID-19 related closures and restrictions in 2020, and higher rental rates of $6.7 million.
Mortgage Interest Income
Mortgage interest income decreased $0.9 million, or 28.3%, to $2.4 million in 2021 compared to $3.3 million in 2020 primarily due to the payoff of two mortgage notes receivable in May 2021 (see Note 2 to the consolidated financial statements for additional information).
Property Expenses
Total property expenses increased $26.5 million, or 9.1%, to $316.6 million in 2021 compared to $290.2 million in 2020. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $27.2 million, or 15.9%, to $198.1 million in 2021 compared to $170.9 million in 2020. This increase is primarily due to the following:
•an increase of $19.3 million from comparable properties due to higher repairs and maintenance costs, demolition costs, and utilities, as 2020 had lower costs as a result of COVID-19 impacts, higher snow removal costs, and higher insurance costs,
•an increase of $8.8 million primarily from 2021 acquisitions, and
•an increase of $6.1 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021, the Phase III office building at Pike & Rose in 2020, the CocoWalk redevelopment in late 2020, and the opening of our new office building at Santana Row in early 2020, partially offset by
•a decrease of $5.0 million from our property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.9% for the year ended December 31, 2021 from 20.5% for the year ended December 31, 2020.
Real Estate Taxes
Real estate tax expense decreased $0.7 million, or 0.6% to $118.5 million in 2021 compared to $119.2 million in 2020 due primarily to the following:
•a decrease of $3.5 million from our property sales, and
•a decrease of $3.3 million from comparable properties primarily due to a true-up of supplemental taxes at several of our California properties billed in 2020 and prior year tax refunds recorded in 2021, partially offset by
•an increase of $3.1 million from 2021 acquisitions, and
•an increase of $2.9 million from non-comparable properties due primarily to the opening of Phase III at Assembly Row in 2021, the opening of our new office building at Santana Row in early 2020, increases in assessments as a result of our redevelopment activities, and the Phase III office building at Pike & Rose in 2020.
Property Operating Income
Property operating income increased $89.3 million, or 16.4%, to $634.6 million in 2021 compared to $545.3 million in 2020. This increase is primarily due to the lifting of COVID-19 restrictions during 2021, which resulted in lower collectibility related adjustments and higher specialty leasing, percentage rent, and parking income. Also contributing to the increases were property acquisitions, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and the opening of our new office building at Santana Row in early 2020, partially offset by lower average occupancy, property dispositions, higher repairs and maintenance and utilities expense, and higher snow removal expense.

Other Operating

General and Administrative Expense
General and administrative expense increased $8.2 million, or 19.6%, to $49.9 million in 2021 from $41.7 million in 2020. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $24.9 million, or 9.8%, to $280.0 million in 2021 from $255.0 million in 2020. This increase is due primarily to 2021 property acquisitions, accelerated depreciation related to the demolition of one of our buildings in the early stages of redevelopment, the opening of Phase III of Assembly Row and the Pike & Rose, placing redevelopment properties into service, and the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021, partially offset by 2020 property sales and the lower write-off of lease related assets for vacating tenants.
Impairment Charge
The $57.2 million impairment charge for the year ended December 31, 2020 relates to The Shops at Sunset Place. See Note 3 to the consolidated financial statements for further discussion.
Gain on Sale of Real Estate and Change in Control of Interest
The $90.0 million gain on sale of real estate for the year ended December 31, 2021 is due to the sale of two properties and portions of three properties, as well as the $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel join venture (see Note 3 to the consolidated financial statements for additional information).
The $98.1 million gain on sale of real estate, net of tax for the year ended December 31, 2020 is due to the sale of three properties and one building.
Operating Income
Operating income increased $105.2 million, or 36.3%, to $394.7 million in 2021 compared to $289.5 million in 2020. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments and higher specialty leasing, percentage rent, and parking income compared to 2020. Also contributing to the increases were the prior year impairment charge related to The Shops at Sunset Place, property acquisitions, placing redevelopment properties into service, the opening of Phase III at Assembly Row in 2021, and the opening of our new office building at Santana Row in early 2020, partially offset by lower average occupancy, higher personnel related costs, property dispositions, higher repairs and maintenance and utilities expense, a lower gain on sales of real estate, and higher snow removal expense.
Other
Interest Expense
Interest expense decreased $8.6 million, or 6.3%, to $127.7 million in 2021 compared to $136.3 million in 2020. This decrease is due primarily to the following:
•a decrease of $6.2 million due to a lower overall weighted average borrowing rate, and
•a decrease of $3.2 million due to lower weighted average borrowings, partially offset by
•a decrease of $0.8 million in capitalized interest.
Gross interest costs were $150.3 million and $159.7 million in 2021 and 2020, respectively. Capitalized interest was $22.6 million and $23.4 million in 2021 and 2020, respectively.
Early Extinguishment of Debt
The $11.2 million early extinguishment of debt charge for the year ended December 31, 2020 relates to the make-whole premium paid as part of the early redemption of our $250 million 3.00% senior notes on December 31, 2020 and the related write-off of the unamortized discount and debt fees.

Income (loss) from Partnerships
Income (loss) from partnerships increased $9.3 million or 115.4% to $1.2 million of income in 2021 compared to a loss of $8.1 million in 2020. This increase is due primarily to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in January 2021 and improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $3.4 million, or 81.3%, to $7.6 million in 2021 compared to $4.2 million in 2020. The increase is primarily due to The Shops at Sunset Place prior year impairment charge and 2021 acquisitions.

Discussions of year-to-year comparisons between 2020 and 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 11, 2021.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, we are generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2021 were approximately $337.4 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
During 2021, we have continued to see improvements in overall cash collections from tenants as compared to 2020, although not yet at pre-COVID-19 levels (see further discussion under the "Outlook" section of this Item 2). While the overall economic impacts of the pandemic are unknown, we have taken multiple steps to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained.
As of December 31, 2021, there is no balance outstanding on our $1.0 billion unsecured revolving credit facility and we had cash and cash equivalents of $162.1 million. We also had outstanding forward sales agreements for net proceeds of $264.0 million as of December 31, 2021, and the capacity to issue up to $175.0 million in common shares under the ATM program. We have no debt maturing until June 2023.
For the year ended 2021, the weighted average amount of borrowings outstanding on our revolving credit facility was $19.6 million, and the weighted average interest rate, before amortization of debt fees, was 0.9%.
Our overall capital requirements during 2022 will be impacted by the extent and duration of COVID-19 related closures and restrictions, impacts on our cash collections, and overall economic impacts that might occur including supply chain issues. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to continue to see elevated levels of investment as we continue to invest in our overall portfolio to better position our properties for a post-COVID environment, costs to prepare vacant space for new tenants, and investments to complete the current phase and start on the next phase of our larger mixed-use development projects although at a slightly reduced level from 2021, largely due to deliveries in 2021 of our third phase of Assembly Row.
We believe that the cash on our balance sheet together with rents we collect, as well as our $1.0 billion revolving credit facility will allow us to continue to operate our business through the remainder of the COVID-19 pandemic. Given our ability to access the capital markets, we also expect debt or equity to be available to us. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
While we have seen improvements from the initial negative impacts of the COVID-19 pandemic, it has continued to affect our overall business during the year ended December 31, 2021, and we expect it will continue to negatively impact our business in the short term, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$471,352	$369,929
Net cash used in investing activities	(660,118)	(368,383)
Net cash (used in) provided by financing activities	(452,967)	661,736
(Decrease) increase in cash and cash equivalents	(641,733)	663,282
Cash, cash equivalents, and restricted cash, beginning of year	816,896	153,614
Cash, cash equivalents, and restricted cash, end of year	$175,163	$816,896

Net cash provided by operating activities increased $101.4 million to $471.4 million during 2021 from $369.9 million during 2020. The increase was primarily attributable to higher net income before non-cash items and the timing of cash receipts including higher accounts receivable and lower prepaid rent balances in 2020 as a result of the COVID-19 pandemic.
Net cash used in investing activities increased $291.7 million to $660.1 million during 2021 from $368.4 million during 2020. The increase was primarily attributable to:
•a $356.9 million increase in acquisition of real estate primarily due to 2021 property acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•a $45.6 million decrease in proceeds from sales of real estate, resulting from the sale of two properties and a portion of three properties in 2021, as compared to the sale of three properties, one building, and the two remaining condominium units at our Pike & Rose property in 2020, partially offset by
•a $54.5 million decrease in net capital expenditures and leasing costs,
•a $41.4 million increase in net repayments and acquisitions of mortgages and other notes receivable primarily due to the $31.1 million payoff of two mortgage notes receivable in May 2021, as compared to the $9.6 million acquisition of two mortgage notes receivable in September 2020, and
•$12.9 million paid in 2020 relating to the partial sale under threat of condemnation at San Antonio Center in 2019.
Net cash provided by financing activities decreased $1.1 billion to $453.0 million used during 2021 from $661.7 million provided during 2020. The decrease was primarily attributable to:
•a $1.1 billion decrease due to net proceeds of $700.1 million from the issuance of $400.0 million of 3.50% unsecured senior notes and the $300.0 million reopening of our 3.95% unsecured senior notes in May 2020, and $394.2 million in net proceeds from our $400.0 million of 1.25% unsecured senior notes in October 2020,
•$398.7 million in net proceeds from our unsecured term loan in May 2020,
•a $207.4 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the $140.9 million net repayments of four mortgage loans in 2021 (see Note 5 to the consolidated financial statements for more information), the $100.0 million repayment of our $400.0 million term loan which was amended in April 2021, and the $31.5 million repayment of the mortgage loan encumbering the Pike & Rose hotel in January 2021, partially offset by the $60.6 million payoff of the mortgage loan on The Shops at Sunset Place in December 2020 and the $3.6 million payoff of the mortgage loan on 29th Place, both in December 2020, and
•an $11.1 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding, partially offset by,
•$510.4 million from the December 2020 redemptions of our $250.0 million 2.55% unsecured senior notes and our $250.0 million 3.00% unsecured senior notes, with a make-whole premium of $10.4 million,

•$73.8 million increase in net proceeds from the issuance of 1.6 million common shares under our ATM program for net proceeds of $172.7 million (see Note 8 to our consolidated financial statements for additional details on these transactions), as compared to 1.1 million common shares for net proceeds of $98.8 million in 2020, and
•a $10.8 million decrease in distributions to and redemptions of noncontrolling interests primarily due to the 2020 acquisition of one of our partner's interests in the partnership that owns our Plaza El Segundo property for $7.3 million.
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2021:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,063,414	$4,095	4,059,319
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	28,560	418	28,142
Lease obligations (minimum rental payments) (3)	352,162	11,001	341,161
Redevelopments/capital expenditure contracts	319,171	267,490	51,681
Real estate commitments (4)	98,691	—	98,691
Total estimated cash requirements	$4,861,998	$283,004	$4,578,994
 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 3.3% as of December 31, 2021.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.24% as of December 31, 2021.
(3)This includes minimum rental payments related to both finance and operating leases.
(4)This includes the liability related to the sale under threat of condemnation at San Antonio Center as further discussed in Note 7 to the consolidated financial statements.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a)Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2021, our estimated liability upon exercise of the put option would range from approximately $67 million to $71 million.
(b)Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2021, a total of 666,831 downREIT operating partnership units are outstanding.
(c)Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from approximately $25 million to $28 million.
(d)The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
(e)Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.

(f)Effective June 14, 2026, the other member in Cambelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
(g)Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
(h)At December 31, 2021, we had letters of credit outstanding of approximately $4.8 million.

Off-Balance Sheet Arrangements
At December 31, 2021, we have two real estate related equity method investments with total debt outstanding of $79.8 million, of which our share is $28.6 million. Our investment in these ventures at December 31, 2021 was $8.9 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2021 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2021:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2021	Stated Interest Rate as of December 31, 2021	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,127	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	Acquired	31,817	Various (2)	Various through 2029
Chelsea	Acquired	4,851	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,234	3.75%	July 1, 2042
Subtotal		341,579
Net unamortized debt issuance costs and premium		(1,586)
Total mortgages payable, net		339,993
Notes payable
Revolving credit facility (4)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Term Loan	400,000	300,000	LIBOR + 0.80%	April 16, 2024
Various	7,239	2,635	11.31%	Various through 2028
Subtotal		302,635
Net unamortized debt issuance costs		(1,169)
Total notes payable, net		301,466
Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(13,112)
Total senior notes and debentures, net		3,406,088

Total debt, net		$4,047,547
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
4)The maximum amount drawn under our revolving credit facility during 2021 was $150.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 0.9%.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2021, we were in compliance with all of the financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2021:

	Unsecured		Secured	Total
	(In thousands)
2022	$744		$3,351	$4,095
2023	275,758		3,549	279,307
2024	900,659	(1) (2)	3,688	904,347
2025	383		48,033	48,416
2026	429,254		26,657	455,911
Thereafter	2,115,037		256,301	2,371,338
	$3,721,835		$341,579	$4,063,414	(3)
_____________________
1)Our $300.0 million term loan matures on April 16, 2024, plus two one-year extensions, at our option.
2)Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2021, there was no outstanding balance under this credit facility.
3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2021.
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
As of December 31, 2021, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2021, 2020 and 2019.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.

Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization, and excluding gains and losses on the sale of real estate or changes in control, net of tax, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income	$269,081	$135,888	$360,542
Net income attributable to noncontrolling interests	(7,583)	(4,182)	(6,676)
Gain on sale of real estate and change in control of interests, net	(89,892)	(91,922)	(116,393)
Impairment charge, net	—	50,728	—
Depreciation and amortization of real estate assets	243,711	228,850	215,139
Amortization of initial direct costs of leases	26,051	20,415	19,359
Funds from operations	441,368	339,777	471,971
Dividends on preferred shares (1)	(8,042)	(8,042)	(7,500)
Income attributable to operating partnership units	2,998	3,151	2,703
Income attributable to unvested shares	(1,581)	(1,037)	(1,355)
Funds from operations available for common shareholders (2)	$434,743	$333,849	$465,819
Weighted average number of common shares, diluted (1)(2)(3)	78,072	76,261	75,514

Funds from operations available for common shareholders, per diluted share (2)	$5.57	$4.38	$6.17
_____________________
(1)For the year ended December 31, 2019, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2021, we had $3.7 billion of fixed-rate debt outstanding, including $56.5 million in mortgage payables that are effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2021 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $256.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2021 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $291.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2021, we had $300.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
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
Our management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective at a reasonable assurance level.
Management's Evaluation of Internal Control over Financial Reporting
The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Trust’s principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and includes those policies and procedures that:
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
We assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust's internal control over financial reporting was effective as of December 31, 2021.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2022 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

2.1
Merger Agreement and Plan of Reorganization, dated December 2, 2021, by and among the Predecessor, the Parent Company, and Merger Sub (previously filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K filed on December 2, 2021 and incorporated herein by reference)

3.1	Amended and Restated Declaration of Trust of the Parent Company dated January 1, 2022, as amended by the Articles of Amendment of Amended and Restated Declaration of Trust dated January 1, 2022 (filed herewith)

3.2
Amended and Restated Bylaws of the Parent Company dated January 1, 2022 (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

3.3
Articles of Merger, dated December 8, 2021, by and among Merger Sub and the Predecessor (previously filed as Exhibit 3.4 to the Parent Company's Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

3.4	Certificate of Limited Partnership of Federal Realty OP LP (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

3.5
Agreement of Limited Partnership of Federal Realty OP LP, dated as of January 5, 2022, by and between Federal Realty GP LLC and the Parent Company (Previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.2	** Indenture dated December 1, 1993 related to the Partnership’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Predecessor’s Registration Statement on Form S-3, and amended on Form S-3, filed on December 13, 1993 and incorporated herein by reference)***

4.3
** Indenture dated September 1, 1998 related to the Partnership’s 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4(a) to the Predecessor’s Registration Statement on Form S-3 filed on September 17, 1998 and incorporated herein by reference)***

4.4
**First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated December 1, 1993 related to the Partnership's 7.48% Debentures due August 15, 2026 and 6.82% Medium Term Notes due August 1, 2027 (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.5
**First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated September 1, 1998 related to the Partnership's 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

4.8	Description of Securities (previously filed as Exhibit 4.8 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated here by reference)

10.1
* Severance Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "1999 1Q Form 10-Q") and incorporated herein by reference)

10.2
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Predecessor's 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description
10.4
* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the Predecessor's 2004 Form 10-K and incorporated herein by reference)

10.5
* Severance Agreement between Federal Realty Investment Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Predecessor’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.6
* Amendment to Severance Agreement between Federal Realty Investment Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the Predecessor's 2004 Form 10-K and incorporated herein by reference)

10.7
Form of Restricted Share Award Agreement for long term vesting and retention awards for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Form 10-K") and incorporated herein by reference)

10.8
* Amendment to Severance Agreement between Federal Realty Investment Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2008 (“the 2008 Form 10-K”) and incorporated herein by reference)

10.9
* Second Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Predecessor’s 2008 Form 10-K and incorporated herein by reference)

10.10
* Amendment to Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Predecessor’s 2008 Form 10-K and incorporated herein by reference)

10.11
* Second Amendment to Severance Agreement between Federal Realty Investment Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Predecessor’s 2008 Form 10-K and incorporated herein by reference)

10.12	2010 Performance Incentive Plan (previously filed as Appendix A to the Predecessor’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference)

10.13
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Predecessor’s Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference)

10.14
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Predecessor’s 2010 Form 10-K and incorporated herein by reference)

10.15
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Predecessor’s 2010 Form 10-K and incorporated herein by reference)

10.16
Form of Option Award Agreement for front loaded awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Predecessor’s 2010 Form 10-K and incorporated herein by reference)

10.17	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Predecessor’s 2010 Form 10-K and incorporated herein by reference)

10.18
Credit Agreement dated as of July 7, 2011, by and among the Predecessor, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K, filed on July 11, 2011 and incorporated herein by reference)***

10.19
Revised Form of Restricted Share Award Agreement for front loaded awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K") and incorporated herein by reference)

10.20
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.21	Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.22
Revised Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.23
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among the Predecessor, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on April 26, 2013 and incorporated herein by reference)***

10.24
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among the Predecessor, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on April 26, 2013 and incorporated herein by reference)***

10.25
Second Amendment to Credit Agreement, dated as of April 20, 2016, by and among the Predecessor, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on April 26, 2016 and incorporated herein by reference)***

10.26
Severance Agreement between Federal Realty Investment Trust and Daniel Guglielmone dated August 15, 2016 (previously filed as Exhibit 10.36 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference)

10.27
Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among the Predecessor, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on July 29, 2019 and incorporated herein by reference)***

10.28	2020 Performance Incentive Plan (previously filed as Appendix B to the Predecessor’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference)

10.29
Term Loan Agreement dated as of May 6, 2020, by and among the Predecessor, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Regions Bank, Truist Bank, and U.S. Bank National Bank Association as Co-Syndication Agents, PNC Capital Markets, LLC, Regions Capital Markets, Suntrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Book Managers (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020 and incorporated herein by reference)***

10.30
First Amendment to the Credit Agreement, dated as of May 6, 2020, by and among the Predecessor, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020, and incorporated herein by reference)***

10.31
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2020 Plan (previously filed as Exhibit 10.32 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.32
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.33
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.34 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.34
Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on From 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.35
Form of Option Award Agreement for basic options awarded out of the 2020 Plan (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.36
Form of Performance Award Agreement for Jeffrey S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, filed on February 12, 2021, and incorporated herein by reference)

10.37
Amended and Restated Severance Agreement between Federal Realty Investment Trust and Jeffery S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on February 12, 2021 and incorporated herein by reference)

Exhibit No.	Description

10.38
First Amendment to Term Loan Agreement, dated as of April 16, 2021, by and among the Predecessor, as borrower, the Lenders, New Lenders, Departing Lenders (as each such term is defined therein) and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on From 8-K, filed on April 19, 2021, and incorporated herein by reference)***

10.39
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.40
Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)***

10.41
Second Amendment to Term Loan Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)***

21.1	Subsidiaries of Federal Realty Investment Trust and Federal Realty OP LP (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust and the Partnership by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust and the Partnership.
***Upon completion of the UPREIT reorganization described in the Explanatory Note at the beginning of this Annual Report, the Partnership became the successor to Federal Realty Investment Trust's rights and obligations under this instrument.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 10, 2022.

Federal Realty Investment Trust
Federal Realty OP LP

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

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 10, 2022
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 10, 2022
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ DAVID W. FAEDER	Non -Executive Chairman	February 10, 2022
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 10, 2022
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 10, 2022
Nicole Y. Lamb-Hale

/S/ ANTHONY P. NADER, III	Trustee	February 10, 2022
Anthony P. Nader, III

/S/ MARK S. ORDAN	Trustee	February 10, 2022
Mark S. Ordan

/S/ GAIL P. STEINEL	Trustee	February 10, 2022
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2021, and our report dated February 10, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Evaluation of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 10, 2022

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2022 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Lease Collectibility Assessment
In order to recognize rental revenue on an accrual basis, the Trust must determine whether substantially all the rents due under a lease arrangement are collectible. If the Trust reaches the conclusion that substantially all of the rents are not collectible for a specific lease, then rental revenue under that arrangement can only be recognized when cash payment from the tenant is received.

Significant judgment is exercised by the Trust when making a collectibility assessment and includes the following considerations which require challenging and subjective auditor judgment in the execution of our audit procedures:
•Creditworthiness of the tenant
•Current economic conditions
•Historical experience with the tenant and other tenants operating in the same industry

Our audit procedures related to the collectibility assessment included the following:
•We assessed the design and tested the operating effectiveness of internal controls relating to the collectibility assessment process.

•We evaluated management’s accounting policies related to this assessment.
•We verified the completeness of the population of tenants that management evaluated.
•We researched recent publicly available information such as bankruptcy filings, industry journals, and periodicals, and for any of the Trust’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
•For a selection of tenant receivables where collectibility was deemed as probable, we inspected and evaluated management’s documentation supporting the collectibility assessment.
•We recalculated the aging for a selection of tenant receivable balances using supporting documentation.
•For a selection of leases, we evaluated the collectibility assessment conclusion reached by management and performed the following procedures for each selection:
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
New York, New York
February 10, 2022

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $2,207,648 and $1,703,202 of consolidated variable interest entities, respectively)	$8,814,791	$7,771,981
Construction-in-progress (including $18,752 and $44,896 of consolidated variable interest entities, respectively)	607,271	810,889
	9,422,062	8,582,870
Less accumulated depreciation and amortization (including $389,950 and $335,735 of consolidated variable interest entities, respectively)	(2,531,095)	(2,357,692)
Net real estate	6,890,967	6,225,178
Cash and cash equivalents	162,132	798,329
Accounts and notes receivable	169,007	159,780
Mortgage notes receivable, net	9,543	39,892
Investment in partnerships	13,027	22,128
Operating lease right of use assets	90,743	92,248
Finance lease right of use assets	49,832	51,116
Prepaid expenses and other assets	237,069	218,953
TOTAL ASSETS	$7,622,320	$7,607,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $335,301 and $413,681 of consolidated variable interest entities, respectively)	$339,993	$484,111
Notes payable, net	301,466	402,776
Senior notes and debentures, net	3,406,088	3,404,488
Accounts payable and accrued expenses	235,168	228,641
Dividends payable	86,538	83,839
Security deposits payable	25,331	20,388
Operating lease liabilities	72,661	72,441
Finance lease liabilities	72,032	72,049
Other liabilities and deferred credits	206,187	152,424
Total liabilities	4,745,464	4,921,157
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	213,708	137,720
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 78,603,305 and 76,727,394 shares issued and outstanding, respectively	790	771
Additional paid-in capital	3,488,794	3,297,305
Accumulated dividends in excess of net income	(1,066,932)	(988,272)
Accumulated other comprehensive loss	(2,047)	(5,644)
Total shareholders’ equity of the Trust	2,580,602	2,464,157
Noncontrolling interests	82,546	84,590
Total shareholders’ equity	2,663,148	2,548,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,622,320	$7,607,624
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
REVENUE
Rental income	$948,842	$832,171	$932,738
Mortgage interest income	2,382	3,323	3,050
Total revenue	951,224	835,494	935,788
EXPENSES
Rental expenses	198,121	170,920	187,831
Real estate taxes	118,496	119,242	110,927
General and administrative	49,856	41,680	42,754
Depreciation and amortization	279,976	255,027	239,758
Total operating expenses	646,449	586,869	581,270

Impairment charge	—	(57,218)	—
Gain on sale of real estate and change in control of interest, net of tax	89,950	98,117	116,393

OPERATING INCOME	394,725	289,524	470,911

OTHER INCOME/(EXPENSE)
Other interest income	809	1,894	1,266
Interest expense	(127,698)	(136,289)	(109,623)
Early extinguishment of debt	—	(11,179)	—
Income (loss) from partnerships	1,245	(8,062)	(2,012)
NET INCOME	269,081	135,888	360,542
Net income attributable to noncontrolling interests	(7,583)	(4,182)	(6,676)
NET INCOME ATTRIBUTABLE TO THE TRUST	261,498	131,706	353,866
Dividends on preferred shares	(8,042)	(8,042)	(8,042)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$253,456	$123,664	$345,824
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.26	$1.62	$4.61
Weighted average number of common shares	77,336	75,515	74,766
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.26	$1.62	$4.61
Weighted average number of common shares	77,368	75,515	74,766

NET INCOME	$269,081	$135,888	$360,542
Other comprehensive income (loss) - change in value of interest rate swaps	3,917	(5,302)	(397)
COMPREHENSIVE INCOME	272,998	130,586	360,145
Comprehensive income attributable to noncontrolling interests	(7,903)	(3,711)	(6,676)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$265,095	$126,875	$353,469

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2018	405,896	$159,997	74,249,633	$745	$3,004,442	$(818,877)	$(416)	$121,439	$2,467,330
January 1, 2019 adoption of new accounting standard	—	—	—	—	—	(7,098)	—	—	(7,098)
Net income, excluding $3,430 attributable to redeemable noncontrolling interests	—	—	—	—	—	353,866	—	3,246	357,112
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(397)	—	(397)
Dividends declared to common shareholders ($4.14 per share)	—	—	—	—	—	(310,973)	—	—	(310,973)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $4,094 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(9,961)	(9,961)
Common shares issued, net	—	—	1,069,740	11	142,705	—	—	—	142,716
Shares issued under dividend reinvestment plan	—	—	15,909	—	2,095	—	—	—	2,095
Share-based compensation expense, net of forfeitures	—	—	111,555	1	13,329	—	—	—	13,330
Shares withheld for employee taxes	—	—	(34,320)	—	(4,626)	—	—	—	(4,626)
Conversion and redemption of OP units	—	—	128,287	2	14,102	—	—	(14,176)	(72)
Contributions from noncontrolling interests, excluding $9,961 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	243	243
Adjustment to redeemable noncontrolling interests	—	—	—	—	(5,525)	—	—	—	(5,525)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard - See Note 2	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $2,228 attributable to redeemable noncontrolling interests	—	—	—	—	—	131,706	—	1,954	133,660
Other comprehensive loss - change in value of interest rate swaps, excluding $471 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(4,831)	—	(4,831)
Dividends declared to common shareholders ($4.22 per share)	—	—	—	—	—	(320,302)	—	—	(320,302)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $1,197 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(8,874)	(8,874)
Common shares issued, net	—	—	1,080,882	11	98,828	—	—	—	98,839
Shares issued under dividend reinvestment plan	—	—	24,491	—	2,072	—	—	—	2,072
Share-based compensation expense, net of forfeitures	—	—	114,251	1	13,242	—	—	—	13,243
Shares withheld for employee taxes	—	—	(33,034)	—	(4,052)	—	—	—	(4,052)
Conversion and redemption of OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests, excluding $19,335 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	120	120
Purchase of noncontrolling interests	—	—	—	—	(1,210)	—	—	(6,111)	(7,321)
Adjustment to redeemable noncontrolling interests	—	—	—	—	21,933	—	—	—	21,933
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $4,296 attributable to redeemable noncontrolling interests	—	—	—	—	—	261,498	—	3,287	264,785
Other comprehensive income - change in value of interest rate swaps, excluding $320 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	3,597	—	3,597
Dividends declared to common shareholders ($4.26 per share)	—	—	—	—	—	(332,116)	—	—	(332,116)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $5,268 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,341)	(4,341)
Common shares issued, net	—	—	1,643,845	17	172,736	—	—	—	172,753
Shares issued under dividend reinvestment plan	—	—	19,758	—	1,955	—	—	—	1,955
Share-based compensation expense, net of forfeitures	—	—	164,553	2	14,432	—	—	—	14,434
Shares withheld for employee taxes	—	—	(29,031)	—	(2,998)	—	—	—	(2,998)
Conversion and redemption of OP units	—	—	76,786	—	7,474	—	—	(7,573)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,583	6,583
Adjustment to redeemable noncontrolling interests	—	—	—	—	(2,110)	—	—	—	(2,110)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
OPERATING ACTIVITIES
Net income	$269,081	$135,888	$360,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,976	255,027	239,758
Impairment charge	—	57,218	—
Gain on sale of real estate and change in control of interest, net of tax	(89,950)	(98,117)	(116,393)
Early extinguishment of debt	—	11,179	—
(Income) loss from partnerships	(1,245)	8,062	2,012
Other, net	389	6,142	169
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	1,214	(6,032)	(16,128)
Increase in prepaid expenses and other assets	(5,607)	(3,260)	(10,253)
Increase in accounts payable and accrued expenses	6,782	5,621	2,327
Increase (decrease) in security deposits and other liabilities	10,712	(1,799)	(115)
Net cash provided by operating activities	471,352	369,929	461,919
INVESTING ACTIVITIES
Acquisition of real estate	(366,466)	(9,589)	(204,516)
Capital expenditures - development and redevelopment	(368,786)	(433,872)	(327,074)
Capital expenditures - other	(71,728)	(68,064)	(82,836)
Costs associated with property sold under threat of condemnation, net	—	(12,924)	—
Proceeds from sale of real estate	137,868	183,461	321,997
Investment in partnerships	(3,115)	(3,348)	(1,052)
Distribution from partnerships in excess of earnings	2,970	1,301	2,765
Leasing costs	(21,990)	(15,080)	(25,459)
Repayment (issuance) of mortgage and other notes receivable, net	31,129	(10,268)	(357)
Net cash used in investing activities	(660,118)	(368,383)	(316,532)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	(638)	(4,012)
Issuance of senior notes, net of costs	—	1,094,283	399,913
Redemption and retirement of senior notes	—	(510,360)	—
Issuance of notes payable, net of costs	—	398,722	—
Repayment of mortgages, finance leases, and notes payable	(277,643)	(70,237)	(301,029)
Issuance of common shares, net of costs	172,981	99,177	143,027
Dividends paid to common and preferred shareholders	(335,656)	(324,596)	(313,649)
Shares withheld for employee taxes	(2,998)	(4,052)	(4,626)
Contributions from noncontrolling interests	133	—	404
Distributions to and redemptions of noncontrolling interests	(9,784)	(20,563)	(20,133)
Net cash (used in) provided by financing activities	(452,967)	661,736	(100,105)
(Decrease) increase in cash, cash equivalents, and restricted cash	(641,733)	663,282	45,282
Cash, cash equivalents, and restricted cash at beginning of year	816,896	153,614	108,332
Cash, cash equivalents, and restricted cash at end of year	$175,163	$816,896	$153,614

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2021, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
See Note 15 for a discussion of the UPREIT reorganization we completed in January of 2022.
Impacts of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease ("COVID-19") as a pandemic. While we continue to expect the impact to our properties will be temporary in nature, the extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

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

In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2021, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $46 million of rent. We have subsequently collected approximately $27 million of those amounts previously deferred. As of December 31, 2021, we have entered into rent abatement agreements related to the COVID-19 pandemic totaling $26 million and $48 million of rents due in 2021 and 2020, respectively.
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
Since March 2020, federal, state, and local governments have taken various actions to mitigate the spread of COVID-19. These actions included the closure of nonessential businesses and ordering residents to generally stay at home at the onset of the pandemic, phased re-openings and capacity limitations, and now generally lifted restrictions. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants are impacting the recovery. Closures and restrictions, along with the general concern over the spread of COVID-19, required a significant number of tenants to close their operations or to significantly limit the amount of business they were able to conduct, which impacted their ability to timely pay rent as required under our leases and also caused many tenants to close their business permanently. As a result, we revised our collectibility assumptions for many of our tenants most significantly impacted by COVID-19. Accordingly, during the years ended December 31, 2021 and 2020, we recognized collectibility related adjustments of $24.0 million and $106.6 million, respectively. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19, as well as the write-off of $0.7 million and $12.7 million, respectively of straight-line rent receivables related to tenants changed to a cash basis of revenue recognition during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the revenue from approximately 34% and 35% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2021 and 2020, our straight-line rent receivables balance was $110.7 million and $103.3 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2021, 2020 and 2019, real estate depreciation expense was $245.1 million, $227.9 million and $215.4 million, respectively, including amounts from real estate sold.
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as acquired leases, assumed debt, if any, and to current assets and liabilities acquired, if any. The value allocated to acquired leases is amortized over the related lease term and reflected as rental income in the consolidated statements of comprehensive income. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of acquired lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any acquired lease value is written off to rental income.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2021, we had $167.3 million in excess of the FDIC insured limit.

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
At December 31, 2021, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken property at 3.67%. Both swaps were designated and qualify for cash flow hedge accounting. As of December 31, 2021, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. Both swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2021, 2020 and 2019.
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
Mortgage notes receivable are recorded at cost, net of any valuation adjustments. Effective January 1, 2020, (upon the adoption of ASU 2016-13, "Financial Instruments - Credit Losses," as amended and interpreted), we account for mortgage notes receivable using the "expected credit loss" model, and accordingly impairment losses are estimated and recorded for the entire life of the loan. Prior to the implementation of ASC 326, we recognized impairment losses as incurred. Interest income is accrued as earned. Mortgage notes receivable are considered past due based on the contractual terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable and update our expected credit loss model based on various factors which may include payment history, expected fair value of the collateral securing the loan, internal and external credit information and/or economic trends. A loan is considered impaired when it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the mortgage note receivable to the present value of expected future cash flows. As our loans are collateralized by mortgages, these loans have risk characteristics similar to the risks in owning commercial real estate.
On May 11, 2021, two of our outstanding mortgage notes receivable were repaid. Including interest, the net proceeds were $33.8 million. As a result of the transaction, our mortgage notes receivable, net of valuation allowance, decreased $30.3 million. At December 31, 2021, we had three mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments of $9.5 million, and a weighted average interest rate of 10.9%.
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
On January 4, 2021, we acquired our partner's interest in the Pike & Rose hotel joint venture, which was previously considered a variable interest in a VIE. See Note 3 for additional details of this transaction. Our equity method investments in the Assembly Row hotel joint venture and the La Alameda shopping center and our mortgage notes receivable are considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of the joint ventures related to the Assembly Row hotel, the La Alameda shopping center, or the borrower entities related to our mortgage notes receivable, we are not the primary beneficiary and do not consolidate. As of December 31, 2021 and 2020, our investment in the Assembly Row hotel and La Alameda shopping center joint ventures and maximum exposure to loss was $8.9 million and $9.9 million, respectively, and $8.8 million for our Pike & Rose hotel joint venture as of December 31, 2020. As of December 31, 2021 and 2020, our investment in mortgage notes receivable and maximum exposure to loss was $9.5 million and $39.9 million, respectively.
In addition, we have 21 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.8 billion and $1.4 billion as of December 31, 2021 and 2020, respectively, and mortgages related to VIEs included in our consolidated balance sheets were approximately $335.3 million and $413.7 million, as of December 31, 2021 and 2020, respectively.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2021	2020
	(In thousands)
Beginning balance	$137,720	$139,758
Contributions	74,530	19,335
Net income	4,296	2,228
Other comprehensive income (loss) - change in value of interest rate swaps	320	(471)
Distributions & redemptions	(5,268)	(1,197)
Change in redemption value	2,110	(21,933)
Ending balance	$213,708	$137,720
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

With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2017. As of December 31, 2021 and 2020, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
Segment Information
Our primary business is the ownership, management, and redevelopment of retail and mixed-use properties. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using property operating income, which consists of rental income, and mortgage interest income, less rental expenses and real estate taxes. No individual commercial or residential property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.
Forward Equity Sales
On February 24, 2021, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The new ATM equity program also allows shares to be sold through forward sales contracts. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales contracts in our earnings per share calculations. We use the treasury method to determine the dilution, if any, from the forward sales contracts during the period of time prior to settlement. See Note 8 to the consolidated financial statements for details of our 2021 forward sales transactions.

Recent Accounting Pronouncements

Issued in 2021:
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
This ASU simplifies the accounting for convertible instruments by removing the requirements to separately present certain conversion features in equity, simplifying the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, and generally requiring the use of the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive). The guidance is effective for annual period beginning after December 15, 2021, and interim periods therein.	The adoption of this standard does not have an impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$150,324	$159,718	$130,110
Interest capitalized	(22,626)	(23,429)	(20,487)
Interest expense	$127,698	$136,289	$109,623
Cash paid for interest, net of amounts capitalized	$123,585	$130,248	$106,180
Cash paid for income taxes	$386	$580	$483
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$—	$18,920	$—
Mortgage loans assumed with acquisition (1)	$—	$8,903	$98,041
DownREIT operating partnership units redeemed for common shares	$7,545	$—	$14,105
Settlement of partner loan receivable via dilution of partner interests	$—	$—	$5,379
Shares issued under dividend reinvestment plan	$1,727	$1,734	$1,784
(1) See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures relating to the mortgages entered into and assumed as a result of the Hoboken acquisition.

	December 31,
	2021	2020
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$162,132	$798,329
Restricted cash (1)	13,031	18,567
Total cash, cash equivalents, and restricted cash	$175,163	$816,896
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.
NOTE 3—REAL ESTATE
2021 Property Acquisitions
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
During the year ended December 31, 2021, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Ownership %	Gross Value
			(in square feet)		(in millions)
April 30, 2021	Chesterbrook (1)	McLean, Virginia	90,000	80%	$32.1	(2)
June 1, 2021	Grossmont Center (1)	La Mesa, California	933,000	60%	$175.0	(3)
June 14, 2021	Camelback Colonnade (1)	Phoenix, Arizona	642,000	98%	$162.5	(4)
June 14, 2021	Hilton Village (1)	Scottsdale, Arizona	93,000	98%	$37.5	(5)
September 2, 2021	Twinbrooke Shopping Centre	Fairfax, Virginia	106,000	100%	$33.8	(6)
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
(6)Approximately $1.2 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.7 million of net assets acquired were allocated to other liabilities for "below market leases."
2021 Property Dispositions
During the year ended December 31, 2021, we sold two properties and a portion of three properties for a total sales price of $141.6 million, which resulted in a net gain of $88.3 million.
2020 Property Acquisitions

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
January 10, 2020	Fairfax Junction	Fairfax, Virginia	49,000	$22.3	(1)
February 12, 2020	Hoboken (2 mixed-use buildings)	Hoboken, New Jersey	12,000	$14.3	(2)
(1) This property is adjacent to, and is operated as part of the property acquired in 2019. The purchase price was paid with a combination of cash and the issuance of 163,322 downREIT operating partnership units. Approximately $0.5 million and $0.4 million of net assets acquired were allocated to other assets for "above market leases," and other liabilities for "below market leases," respectively.
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

2020 Property Dispositions
During the year ended December 31, 2020, we sold three properties (including The Shops at Sunset Place discussed above) and one building for a total sales price of $186.1 million, which resulted in a net gain of $98.1 million.
During the year ended December 31, 2020, we closed on the sale of the remaining two condominium units at our Pike & Rose property, receiving proceeds net of closing costs of $2.1 million.

NOTE 4—ACQUIRED LEASES
Acquired lease assets comprise of above market leases where we are the lessor and below market leases where we are the lessee. Acquired lease liabilities comprise of below market leases where we are the lessor and above market leases where we are the lessee. As a lessor, acquired above market leases are included in prepaid expenses and other assets, and acquired below market leases are included in other liabilities and deferred credits. In accordance with our adoption of ASC Topic 842, acquired below market leases and acquired above market leases where we are the lessee are included in right of use assets. The following is a summary of our acquired lease assets and liabilities:

	December 31, 2021		December 31, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$46,951	$(33,617)	$43,560	$(31,661)
Below market leases, lessee	34,604	(5,019)	34,604	(4,190)
Total	$81,555	$(38,636)	$78,164	$(35,851)

Below market leases, lessor	$(230,059)	$78,327	$(174,582)	$68,286
Above market leases, lessee	(10,347)	2,654	(9,084)	2,116
Total	$(240,406)	$80,981	$(183,666)	$70,402
The value allocated to acquired leases where we are the lessor is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the consolidated statements of comprehensive income. The related amortization of acquired leases where we are the lessee is reflected as additional rental expense for below market leases or a reduction of rental expenses for above market leases in the consolidated statements of comprehensive income. The following is a summary of acquired lease amortization:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Amortization of above market leases, lessor	$(3,150)	$(4,060)	$(3,239)
Amortization of below market leases, lessor	11,897	8,406	9,623
Net increase in rental income	$8,747	$4,346	$6,384

Amortization of below market leases, lessee	$828	$828	$828
Amortization of above market leases, lessee	(538)	(525)	(525)
Net increase in rental expense	$290	$303	$303
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2021

Above market leases, lessor	3.2 years
Below market leases, lessee	37.6 years
Below market leases, lessor	18.1 years
Above market leases, lessee	17.6 years
The amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2022	$3,674	$13,541
2023	3,446	12,962
2024	3,139	12,450
2025	2,126	8,984
2026	1,931	8,622
Thereafter	28,603	102,866
	$42,919	$159,425

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2021 and 2020:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2021	2020	December 31, 2021	December 31, 2021
Mortgages payable	(Dollars in thousands)
Sylmar Towne Center	$—	$16,236	5.39%	June 6, 2021
Plaza Del Sol	—	8,041	5.23%	December 1, 2021
THE AVENUE at White Marsh	—	52,705	3.35%	January 1, 2022
Montrose Crossing	—	65,596	4.20%	January 10, 2022
Azalea	40,000	40,000	3.73%	November 1, 2025
Bell Gardens	12,127	12,408	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	31,817	32,705	Various (2)	Various through 2029
Chelsea	4,851	5,234	5.36%	January 15, 2031
Hoboken (1 Building) (3)	16,234	16,560	3.75%	July 1, 2042
Subtotal	341,579	486,035
Net unamortized debt issuance costs and premium	(1,586)	(1,924)
Total mortgages payable, net	339,993	484,111
Notes payable
Revolving credit facility	—	—	LIBOR + 0.775%	January 19, 2024
Term loan	300,000	400,000	LIBOR + 0.80%	April 16, 2024
Various	2,635	3,270	11.31%	Various through 2028
Subtotal	302,635	403,270
Net unamortized debt issuance costs	(1,169)	(494)
Total notes payable, net	301,466	402,776
Senior notes and debentures
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,419,200	3,419,200
Net unamortized debt issuance costs and premium	(13,112)	(14,712)
Total senior notes and debentures	3,406,088	3,404,488

Total debt	$4,047,547	$4,291,375
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
During 2021, 2020 and 2019, the maximum amount of borrowings outstanding under our revolving credit facility was $150.0 million, $990.0 million and $116.5 million, respectively. The weighted average amount of borrowings outstanding was $19.6 million, $138.5 million and $26.8 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 0.9%, 1.5% and 3.2%, respectively. The revolving credit facility requires an annual facility fee of $1.0 million. At December 31, 2021 and December 31, 2020, our revolving credit facility had no balance outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2021, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2021 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2022	$3,351	$744		$—	$4,095
2023	3,549	758		275,000	279,307
2024	3,688	300,659	(1)(2)	600,000	904,347
2025	48,033	383		—	48,416
2026	26,657	54		429,200	455,911
Thereafter	256,301	37		2,115,000	2,371,338
	$341,579	$302,635		$3,419,200	$4,063,414	(3)
 _____________________
(1)Our $300.0 million term loan matures on April 16, 2024 plus two one-year extensions, at our option.
(2)Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of December 31, 2021, there was no balance outstanding under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2021.

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

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$641,459	$655,864	$886,887	$879,390
Senior notes and debentures	$3,406,088	$3,649,776	$3,404,488	$3,761,465

As of December 31, 2021, we have two interest rate swap agreements with notional amounts of $56.5 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.5 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2021 was a liability of $1.5 million and is included in "other liabilities and deferred credits" on our consolidated balance sheet. During 2021, the value of our interest rate swaps increased $3.2 million (including $0.9 million reclassified from other comprehensive income to interest expense). A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$(1,511)	$—	$(1,511)	$—	$(4,711)	$—	$(4,711)
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2021 and December 31, 2020, our share of the change in fair value of the related swaps included in "accumulated other comprehensive loss" was an increase of $0.7 million and a decrease of $0.5 million, respectively.

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
On December 11, 2019, we received proceeds related to the sale under the threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We have indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and expect the process will take several years to complete. During 2021, we did not incur any payments, and consequently, at December 31, 2021, our liability remains $32.6 million to reflect our estimate of the remaining consideration.
At December 31, 2021 and 2020, our reserves for general liability costs were $5.2 million and $4.6 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2021 and 2020, we made payments from these reserves of $1.5 million and $0.8 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2021, we had letters of credit outstanding of approximately $4.8 million.
As of December 31, 2021 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $319.2 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2021:

(In thousands)
Year ending December 31,
2022	$5,191
2023	5,278
2024	5,455
2025	5,326
2026	4,831
Thereafter	177,395
Total future minimum operating lease payments	203,476
Less amount representing interest	(130,815)
Operating lease liabilities	$72,661

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2021, are as follows:

(In thousands)
Year ending December 31,
2022	$5,810
2023	60,013
2024	1,013
2025	1,013
2026	1,013
Thereafter	79,824
Total future minimum finance lease payments	148,686
Less amount representing interest	(76,654)
Finance lease liabilities	$72,032

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from approximately $67 million to $71 million.
A master lease for Melville Mall, as amended on October 14, 2021, includes a fixed price put option at any time prior to June 30, 2025, requiring us to purchase Melville Mall for approximately $3.6 million. Additionally, we have the right to purchase Melville Mall in 2026 for approximately $3.6 million. The consideration is net of a contract amendment fee to be paid by the landlord.
Two of the members in Plaza El Segundo have the right to require us to purchase their 10.0% and 11.8% ownership interests at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from approximately $25 million to $28 million.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
Effective June 14, 2026, the other member in Cambelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2021, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 666,831 downREIT operating partnership units are outstanding which have a total fair value of $90.9 million, based on our closing stock price on December 31, 2021.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2021, 2020 and 2019, 19,758 shares, 24,491 shares, and 15,909 shares, respectively, were issued under the Plan.
As of December 31, 2021, 2020, and 2019, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option on or after September 29, 2022. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2021, 2020, and 2019, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
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
For the year ended December 31, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.0 million including paying $0.9 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2020, we issued 1,080,804 common shares at a weighted average price per share of $92.51 for net cash proceeds of $98.8 million and paid $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the year ended December 31, 2021 for 2,999,955 common shares under our ATM equity program at a weighted average offering price of $120.22. During 2021, we settled a portion of the forward sales agreements entered into during the year by issuing 796,300 common shares for net proceeds of $85.7 million.
The forward price that we will receive upon physical settlement of the remaining forward sale agreements is subject to the adjustment for (i) commissions, (ii) a floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The remaining open forward shares may be settled at any time on or before multiple required settlement dates ranging from June 2022 to December 2022. As of December 31, 2021, we had the capacity to issue up to $175.0 million in common shares under our ATM equity program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2021		2020		2019
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.260	$4.250	$4.220	$4.210	$4.140	$4.110
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.250

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2021	2020	2019
Common shares
Ordinary dividend	$3.358	$3.452	$4.110
Capital gain	0.680	—	—
Return of capital	0.212	0.758	—
	$4.250	$4.210	$4.110
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.124	$1.354	$1.354
Capital gain	0.230	—	—
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.038	$1.250	1.250
Capital gain	0.212	—	—
	$1.250	$1.250	$1.250
On November 4, 2021, the Trustees declared a quarterly cash dividend of $1.07 per common share, payable January 18, 2022 to common shareholders of record on January 3, 2022.

NOTE 10— LEASES
At December 31, 2021, our 104 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,100 commercial leases and 3,000 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2021, no one tenant or corporate group of tenants accounted for more than 2.7% of annualized base rent.
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
As of December 31, 2021, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2022	$634,134
2023	596,004
2024	531,652
2025	447,549
2026	376,692
Thereafter	1,675,278
$4,261,309

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$1,284	$1,284	$1,284
Interest on lease liabilities	5,828	5,826	5,824
Operating lease cost	5,687	5,946	6,063
Variable lease cost	246	353	487
Total lease cost	$13,045	$13,409	$13,658

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$5,723	$5,736	$5,759
Operating cash flows for operating leases	$5,288	$5,498	$5,561
Financing cash flows for finance leases	$51	$46	$47

		December 31,
		2021	2020
Weighted-average remaining term - finance leases		16.3 years	17.3 years
Weighted-average remaining term - operating leases		52.8 years	53.4 years
Weighted-average discount rate - finance leases		8.0%	8.0%
Weighted-average discount rate - operating leases		4.5%	4.4%
ROU assets obtained in exchange for operating lease liabilities		$10,341	$855

NOTE 11—COMPONENTS OF RENTAL EXPENSES
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Repairs and maintenance	$78,028	$66,845	$73,179
Utilities	27,808	25,065	27,729
Management fees and costs	24,919	23,752	24,930
Payroll	18,341	16,691	16,485
Insurance	14,406	12,439	9,036
Marketing	7,481	6,432	7,427
Ground rent	4,571	4,595	4,803
Other operating (1)	22,567	15,101	24,242
Total rental expenses	$198,121	$170,920	$187,831
 _____________________
(1)Other operating for the year ended December 31, 2019 includes an $11.9 million charge relating to the buyout of a lease at Assembly Square Marketplace.

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Grants of common shares and options	$14,434	$13,243	$13,330
Capitalized share-based compensation	(1,425)	(1,319)	(1,054)
Share-based compensation expense	$13,009	$11,924	$12,276
As of December 31, 2021, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
Option awards under the plans are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under the plan generally vest over three to seven years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon termination without cause.
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

The following table provides a summary of the assumptions used to value options granted in 2021:

Year Ended December 31,
2021
Volatility	29.3%
Expected dividend yield	4.1%
Expected term (in years)	7.5
Risk free interest rate	0.9%
The weighted-average grant-date fair value of options granted in 2021 was $16.40 per share. The following table provides a summary of option activity for 2021:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2020	682	$152.34
Granted	3,658	95.77
Exercised	—	—
Forfeited or expired	(682)	152.34
Outstanding at December 31, 2021	3,658	$95.77	9.1	$148
Exercisable at December 31, 2021	—	$—	—	$—
The following table provides a summary of restricted share activity for 2021:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	233,178	$127.32
Granted	166,746	97.46
Vested	(108,735)	121.77
Forfeited	(2,193)	112.05
Unvested at December 31, 2021	288,996	$112.29
The weighted-average grant-date fair value of stock awarded in 2021, 2020 and 2019 was $97.46, $124.55 and $133.30, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2021, 2020 and 2019, was $11.0 million, $12.4 million and $13.0 million, respectively.
On February 10, 2021, 10,441 restricted stock units were awarded to an officer that vest at the end of four years. The final awards earned are based on meeting certain market based performance criteria, and may vary from 0% to 200% of the original award. The weighted-average grant-date fair value of stock awarded in 2021 was $97.01. The following table provides a summary of restricted stock unit activity for 2021:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	10,441	97.01
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2021	10,441	$97.01
As of December 31, 2021, there was $20.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.6 years with a weighted-average period of 2.3 years.
Subsequent to December 31, 2021, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 3, 2022	5,135	Shares	Immediate	Trustees
February 9, 2022	103,463	Restricted Shares	3-5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $19,500 for 2021 and 2020, and 19,000 for 2019. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2021, 2020 and 2019 was approximately $816,000, $813,000 and $764,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2021 and 2020, we are liable to participants for approximately $21.0 million and $18.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2021 we had 0.3 million, and for 2020 and 2019 we had 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS calculation because their impact is anti-dilutive:
•exercise of 682 stock options in 2020 and 2019, respectively,
•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for 2021, 2020, and 2019, respectively, and
•the issuance of 1.8 million shares issuable under forward sales agreements in 2021.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS calculation as the market based performance criteria in the award has not yet been achieved.

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
NUMERATOR
Net income	$269,081	$135,888	$360,542
Less: Preferred share dividends	(8,042)	(8,042)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(7,583)	(4,182)	(6,676)
Less: Earnings allocated to unvested shares	(1,211)	(992)	(1,007)
Net income available for common shareholders, basic and diluted	$252,245	$122,672	$344,817
DENOMINATOR
Weighted average common shares outstanding—basic	77,336	75,515	74,766
Effect of dilutive securities:
Open forward contracts for share issuances	32	—	—
Weighted average common shares outstanding—diluted	77,368	75,515	74,766

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.26	$1.62	$4.61
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.26	$1.62	$4.61

NOTE 15—SUBSEQUENT EVENTS
In January of 2022, we completed the UPREIT reorganization described in the Explanatory Note at the beginning of this Annual Report. Prior to the UPREIT Reorganization, our business was conducted through the Predecessor. This Annual Report pertains to the business and results of operations of the Predecessor for its fiscal year ended December 31, 2021. As a result of the UPREIT reorganization, the Parent Company became the successor issuer to the Predecessor under the Exchange Act. The Parent Company and the Partnership have elected to co-file this Annual Report of the Predecessor to ensure continuity of information to investors. For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$11,035	$10,195	$29,914	$40,109	$15,312	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	18,458	2,432	30,804	33,236	22,053	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	951,169	69,421	1,009,196	1,078,617	107,931	2005, 2012-2021	2005-2013	(1)
AZALEA (California)	39,800	40,219	67,117	628	40,219	67,745	107,964	11,036	2014	8/2/2017	(1)
BALA CYNWYD (Pennsylvania)		3,565	14,466	48,471	2,683	63,819	66,502	29,407	1955/2020	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	7,968	12,617	37,571	50,188	7,320	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	49,352	4,363	65,811	70,174	50,852	1958	12/31/1985	(1)
BELL GARDENS (California)	11,861	24,406	85,947	1,929	24,406	87,876	112,282	18,619	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)		46,579	35,406	168,421	43,904	206,502	250,406	99,202	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BIRCH & BROAD (formerly known as Falls Plaza) (Virginia)		1,798	1,270	20,876	1,819	22,125	23,944	9,741	1960/1962	9/30/67 & 10/05/72	(1)
BRICK PLAZA (New Jersey)		—	24,715	79,632	4,094	100,253	104,347	60,075	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	15,398	3,856	31,357	35,213	20,652	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,345	7,128	38,355	4,722	7,128	43,077	50,205	11,296	1986/2004	1/1/2014	(1)
CAMELBACK COLONNADE (Arizona)		52,658	126,646	49	52,658	126,695	179,353	2,655	1977/2019	6/14/2021	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	433	16,710	13,845	30,555	3,381	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	4,692	8,689	19,466	2,439	8,669	21,925	30,594	9,596	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
CHESTERBROOK (Virginia)		13,042	24,725	509	13,042	25,234	38,276	594	1967/1991	4/30/21	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COCOWALK (Florida)		32,513	71,536	87,188	48,944	142,293	191,237	16,485	1990/1994, 1922-1973, 2018-2021	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	7,109	2,415	11,073	13,488	9,715	1905-1988	8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	97,556	2,793	104,980	107,773	63,539	1965/2003/2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,497	1,750	5,366	7,116	3,141	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	19,769	4,635	31,380	36,015	21,669	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	8,854	27,245	63,429	90,674	30,337	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN COMMONS (Connecticut)		30,368	19,523	48,601	30,368	68,124	98,492	3,561	1920-2009	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,658	13,964	17,152	16,658	31,116	47,774	19,358	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	16,886	15,587	58,635	74,222	28,150	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	12,354	29,069	150,389	179,458	46,612	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	20,737	4,013	32,061	36,074	22,684	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		19,117	15,829	19,823	19,117	35,652	54,769	22,092	1987	12/31/96 & 11/10/10	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	1,216	16,768	25,041	41,809	2,724	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	43,788	10,216	61,683	71,899	50,473	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	22,953	9,252	32,497	41,749	24,386	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	11,910	1,507	15,691	17,198	7,851	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	3,345	13,978	13,254	27,232	2,627	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	40,620	—	43,875	43,875	1,820	2018-2020	6/15/2018	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
FRESH MEADOWS (New York)		24,625	25,255	44,201	24,633	69,448	94,081	48,793	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	2,966	12,696	23,769	36,465	14,158	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	23,999	5,973	30,998	36,971	19,397	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	7,305	2,677	12,134	14,811	9,636	1958	7/28/1994	(1)
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	2,728	32,202	52,314	84,516	3,841	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	19,619	2,068	24,524	26,592	21,877	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		642	7,629	15,155	653	22,773	23,426	18,267	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	18,168	525	19,769	20,294	18,232	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	1,278	10,730	22,007	32,737	5,089	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	6,120	1968	4/12/1995	(1)
GROSSMONT CENTER (California)		125,434	50,311	173	125,434	50,484	175,918	2,093	1961, 1963, 1982-1983, 2002	6/1/2021	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	1,055	2,257	23,448	25,705	3,812	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	9,789	8,420	25,422	33,842	14,452	1963	8/6/1998	(1)
HILTON VILLAGE (Arizona)		—	40,079	28	—	40,107	40,107	772	1982/1989	6/14/21	(1)
HOBOKEN (New Jersey)	104,704	47,460	167,835	1,075	47,462	168,908	216,370	11,389	1887-2006	9/18/19, 11/26/19, 12/19/19, & 2/12/20	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	36,635	8,370	53,485	61,855	20,813	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	23,585	12,294	39,493	51,787	17,564	1962	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		—	10,075	3,621	506	13,190	13,696	5,281	1980/2004-2007	8/16/2010	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	3,212	4,308	13,238	17,546	10,526	1991	4/15/1994	(1)
KINGS COURT (California)		—	10,714	896	—	11,610	11,610	10,410	1960	8/24/1998	(1)
LANCASTER (Pennsylvania)		—	2,103	6,291	432	7,962	8,394	6,230	1958	4/24/1980	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
LANGHORNE SQUARE (Pennsylvania)		720	2,974	20,100	720	23,074	23,794	17,855	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	30,379	7,503	52,859	60,362	42,998	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	36,084	6,161	44,564	50,725	24,724	1972	7/23/1980 & 4/3/17	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	52,762	79,346	72,045	151,391	31,683	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	36,295	35,622	69,177	104,799	22,365	1974	10/16/2006	(1)
MERCER MALL (New Jersey)		5,917	18,358	49,175	5,869	67,581	73,450	37,855	1975	10/14/03 & 1/31/17	(1)
MONTROSE CROSSING (Maryland)		48,624	91,819	27,521	48,624	119,340	167,964	39,706	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		15,769	33,501	43,993	15,851	77,412	93,263	44,668	1966/1972/ 1987/2001	3/31/03, 3/21/03, & 1/27/06	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	24,719	939	33,497	34,436	21,263	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	11,550	638	12,548	13,186	7,002	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	32,909	3,420	35,674	39,094	24,723	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	20,441	15,048	67,173	82,221	6,614	2017-2018	8/2/2017	(1)
PAN AM (Virginia)		8,694	12,929	8,873	8,695	21,801	30,496	17,516	1979	2/5/1993	(1)
PENTAGON ROW (Virginia)		—	2,955	103,692	—	106,647	106,647	56,156	1999 - 2002	1998 & 11/22/10	(1)
PERRING PLAZA (Maryland)		2,800	6,461	26,626	2,800	33,087	35,887	25,356	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	682,962	33,716	691,052	724,768	83,746	1963, 2012-2021	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	13,142	14,914	35,997	50,911	20,740	1968	3/31/97 & 7/8/15	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	15,114	10,305	36,667	46,972	8,763	1969	1/13/2016	(1)
PLAZA DEL SOL (California)		5,605	12,331	(55)	5,605	12,276	17,881	1,882	2009	8/2/2017	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
PLAZA EL SEGUNDO/THE POINT (California)	124,521	62,127	153,556	84,287	64,788	235,182	299,970	68,627	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	6,827	3,319	15,284	18,603	11,427	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	29,995	2,928	38,213	41,141	25,984	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	1,609	15,422	106,181	121,603	16,197	1989, 2012	3/31/2017	(1)
ROCKVILLE TOWN SQUARE (Maryland)		—	8,092	36,927	—	45,019	45,019	20,165	2005 - 2007	2006 - 2007	(1)
ROLLINGWOOD APTS. (Maryland)		552	2,246	10,695	774	12,719	13,493	10,529	1960	1/15/1971	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	3,268	26,400	21,730	48,130	5,408	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	1,172,412	57,592	1,189,004	1,246,596	268,804	1999-2006, 2009, 2011, 2014, 2016-2021	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SYLMAR TOWNE CENTER (California)		18,522	24,637	2,964	18,522	27,601	46,123	3,936	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)		20,682	72,432	30,635	20,685	103,064	123,749	45,759	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	43,070	18,016	103,115	7,759	18,021	110,869	128,890	28,225	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	1,446	4,441	14,295	18,736	6,961	2005 - 2006	3/8/2007	(1)
THIRD STREET PROMENADE (California)		22,645	12,709	52,419	25,125	62,648	87,773	36,265	1888-2000	1996-2000	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	5,210	7,280	15,618	22,898	11,009	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	27,794	29,962	71,162	101,124	26,237	1989, 2017	1/19/11 & 6/13/14	(1)
TOWN CENTER OF NEW BRITAIN (Pennsylvania)		1,282	12,285	3,358	1,693	15,232	16,925	7,047	1969	6/29/2006	(1)
TOWSON RESIDENTIAL (FLATS @703) (Maryland)		2,328	—	20,092	2,328	20,092	22,420	2,703	2016-2017	3/8/2007	(1)

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2021
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
TROY HILLS (New Jersey)		3,126	5,193	32,847	5,865	35,301	41,166	25,111	1966	7/23/1980	(1)
TWINBROOKE SHOPPING CENTRE (Virginia)		16,484	18,898	57	16,484	18,955	35,439	263	1977	9/2/2021	(1)
TYSON'S STATION (Virginia)		388	453	5,241	493	5,589	6,082	4,238	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	39,526	4,234	59,861	64,095	33,277	1940, 2006-2009	12/21/1995	(1)
WESTGATE CENTER (California)		6,319	107,284	44,549	6,319	151,833	158,152	72,593	1960-1966	3/31/2004	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	1,674	3,514	23,051	26,565	11,094	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		28,809	—	77	28,839	47	28,886	—	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	17,219	9,111	18,280	27,391	10,298	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	23,943	1,499	30,586	32,085	22,653	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	94,318	7,790	97,443	105,233	67,685	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	21,055	8,055	34,814	42,869	27,285	1948	10/29/1996	(1)
TOTALS	$339,993	$1,585,097	$2,725,032	$5,111,933	$1,578,280	$7,843,782	$9,422,062	$2,531,095

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2021
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2018	$7,819,472
January 1, 2019 adoption of new accounting standard - See Note 2	(71,859)
Additions during period
Acquisitions	309,921
Improvements	441,703
Deduction during period—dispositions and retirements of property	(201,105)
Balance, December 31, 2019	8,298,132
Additions during period
Acquisitions	39,440
Improvements	473,679
Deductions during period
Impairment of property	(68,484)
Dispositions and retirements of property	(159,897)
Balance, December 31, 2020	8,582,870
Additions during period
Acquisitions	519,350
Improvements	424,521
Deduction during period—dispositions and retirements of property	(104,679)
Balance, December 31, 2021 (1)	$9,422,062
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $8.4 billion as of December 31, 2021.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2021
Reconciliation of Accumulated Depreciation and Amortization
(In thousands)

Balance, December 31, 2018	$2,059,143
January 1, 2019 adoption of new accounting standard - See Note 2	(18,173)
Additions during period—depreciation and amortization expense	215,382
Deductions during period—dispositions and retirements of property	(40,939)
Balance, December 31, 2019	2,215,413
Additions during period—depreciation and amortization expense	229,199
Deductions during period
Impairment of property	(11,631)
Dispositions and retirements of property	(75,289)
Balance, December 31, 2020	2,357,692
Additions during period—depreciation and amortization expense	246,338
Deductions during period -dispositions and retirements of property	(72,935)
Balance, December 31, 2021	$2,531,095

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2021

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Second mortgage on a retail shopping center in Rockville, MD	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	$58,750	(2)	$5,075	$5,075	$—
Second mortgage on a retail shopping center in Rockville, MD	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(2)	4,500	4,433	—
Second mortgage on a retail shopping center in Baltimore, MD	7.0%	October 2031	Principal and interest monthly; balloon payment due at maturity	4,990	(3)	600	35	—
				$63,740		$10,175	$9,543	$—
_____________________
(1)The amounts are net of any expected losses in accordance with ASU 2016-13. See note 2 to the consolidated financial statements. For Federal tax purposes, the aggregate tax basis is approximately $10.2 million as of December 31, 2021.
(2)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2021 is estimated.
(3)This mortgage is subordinate to a first mortgage of $5.0 million. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2021 is estimated.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2021
Reconciliation of Carrying Amount
(In thousands)

Balance, December 31, 2018 and 2019	$30,429
January 1, 2020 adoption of new accounting standard - See Note 2	(790)
Additions during period:
Acquisition of loans, net of valuation adjustments	9,560
Issuance of loans	693
Balance, December 31, 2020	39,892
Additions during period:
Issuance of loans	600
Deductions during period:
Collection and satisfaction of loans	(30,339)
Valuation adjustments	(610)
Balance, December 31, 2021	$9,543