Form 10-Q
period 2022-03-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2022-05-05
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)

Federal Realty Investment Trust

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	FRT	New York Stock Exchange
$.01 par value per share, with associated Common Share Purchase Rights

Depositary Shares, each representing 1/1000 of a share of	FRT-C	New York Stock Exchange
5.00% Series C Cumulative Redeemable Preferred Stock, $.01 par value per share
Federal Realty OP LP

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
None	N/A	N/A
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
Federal Realty Investment Trust ☒  Yes    ☐  No Federal Realty OP LP ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Federal Realty Investment Trust				Federal Realty OP LP
Large Accelerated Filer	☒	Accelerated filer	☐	Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐	Non-Accelerated Filer	☐	Smaller reporting company	☐

		Emerging growth company	☐			Emerging growth company	☐
If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Federal Realty Investment Trust ☐  Yes    ☐  No Federal Realty OP LP ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on May 2, 2022 was 79,420,226.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2022, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of March 31, 2022, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
The Company believes combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report provides the following benefits:
•Enhances investors' understanding of the Parent Company and the Operating Partnership by enabling investors to view the businesses as a whole in the same manner as management views and operates the business;
•Eliminates duplicate disclosure and provides a more streamlined and readable presentation; and
•Creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
Management operates the Parent Company and the Operating Partnership as one business. Since the Operating Partnership is managed by the Parent Company, and the Parent Company conducts substantially all of its operations through the Operating Partnership, the management of the Parent Company consists of the same individuals as the management of the Operating Partnership.
We believe it is important to understand the few differences between the Parent Company and the Operating Partnership in the context of how the Parent Company and the Operating Partnership operate as a consolidated company. The Parent Company is a REIT, whose only material asset is its direct and indirect interest in the Operating Partnership. As a result, the Parent Company does not conduct business itself other than issuing public equity from time to time. The Parent Company is not expected to incur any material indebtedness. The Operating Partnership holds substantially all of our assets and retains the ownership interests in the Company's joint ventures. Except for net proceeds from public equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for OP Units, the Operating Partnership generates all capital required by the Company’s business. Sources of this capital include the Operating Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of partnership units.
Stockholders' equity, partner capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent, and may in the future include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and in non-controlling interests in the Parent Company’s financial statements.
The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while stockholders’ equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.
In order to highlight the differences between the Parent Company and the Operating Partnership, there are sections in this report that separately discuss the Parent Company and the Operating Partnership, including separate financial statements (but combined footnotes), separate controls and procedures sections, and separate Exhibit 31 and 32 certifications. In the sections that combine disclosure for the Parent Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2022

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,210,901 and $2,207,648 of consolidated variable interest entities, respectively)	$8,843,063	$8,814,791
Construction-in-progress (including $21,677 and $18,752 of consolidated variable interest entities, respectively)	662,985	607,271
	9,506,048	9,422,062
Less accumulated depreciation and amortization (including $403,533 and $389,950 of consolidated variable interest entities, respectively)	(2,587,121)	(2,531,095)
Net real estate	6,918,927	6,890,967
Cash and cash equivalents	157,944	162,132
Accounts and notes receivable, net	183,479	169,007
Mortgage notes receivable, net	9,519	9,543
Investment in partnerships	13,183	13,027
Operating lease right of use assets	90,231	90,743
Finance lease right of use assets	49,511	49,832
Prepaid expenses and other assets	245,581	237,069
TOTAL ASSETS	$7,668,375	$7,622,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $334,640 and $335,301 of consolidated variable interest entities, respectively)	$339,236	$339,993
Notes payable, net	301,540	301,466
Senior notes and debentures, net	3,406,491	3,406,088
Accounts payable and accrued expenses	233,773	235,168
Dividends payable	86,617	86,538
Security deposits payable	26,073	25,331
Operating lease liabilities	72,317	72,661
Finance lease liabilities	72,028	72,032
Other liabilities and deferred credits	201,680	206,187
Total liabilities	4,739,755	4,745,464
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	214,043	213,708
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 79,417,472 and 78,603,305 shares issued and outstanding, respectively	799	790
Additional paid-in capital	3,572,591	3,488,794
Accumulated dividends in excess of net income	(1,101,154)	(1,066,932)
Accumulated other comprehensive income (loss)	1,525	(2,047)
Total shareholders’ equity of the Trust	2,633,758	2,580,602
Noncontrolling interests	80,819	82,546
Total shareholders’ equity	2,714,577	2,663,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,668,375	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
REVENUE
Rental income	$256,507	$217,135
Mortgage interest income	264	1,026
Total revenue	256,771	218,161
EXPENSES
Rental expenses	56,211	49,238
Real estate taxes	30,560	29,420
General and administrative	12,342	10,258
Depreciation and amortization	71,674	63,874
Total operating expenses	170,787	152,790

Gain on sale of real estate and change in control of interest	—	17,428

OPERATING INCOME	85,984	82,799

OTHER INCOME/(EXPENSE)
Other interest income	120	363
Interest expense	(31,573)	(32,085)
Income (loss) from partnerships	197	(1,338)
NET INCOME	54,728	49,739
Net income attributable to noncontrolling interests	(2,744)	(1,503)
NET INCOME ATTRIBUTABLE TO THE TRUST	51,984	48,236
Dividends on preferred shares	(2,010)	(2,010)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$49,974	$46,226

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.63	$0.60
Weighted average number of common shares	78,446	76,842
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.63	$0.60
Weighted average number of common shares	78,543	76,842

COMPREHENSIVE INCOME	$58,644	$53,433

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$55,556	$51,580

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $1,735 attributable to redeemable noncontrolling interests	—	—	—	—	—	51,984	—	1,009	52,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $344 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,572	—	3,572
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(84,196)	—	—	(84,196)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $1,744 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,759)	(1,759)
Common shares issued, net	—	—	729,769	8	82,741	—	—	—	82,749
Shares issued under dividend reinvestment plan	—	—	3,770	—	502	—	—	—	502
Share-based compensation expense, net of forfeitures	—	—	108,891	1	4,178	—	—	—	4,179
Shares withheld for employee taxes	—	—	(38,270)	—	(4,601)	—	—	—	(4,601)
Conversion and redemption of downREIT OP units	—	—	10,007	—	977	—	—	(977)	—
BALANCE AT MARCH 31, 2022	405,896	$159,997	79,417,472	$799	$3,572,591	$(1,101,154)	$1,525	$80,819	$2,714,577

BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $808 attributable to redeemable noncontrolling interests	—	—	—	—	—	48,236	—	695	48,931
Other comprehensive income - change in fair value of interest rate swaps, excluding $350 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,344	—	3,344
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(82,371)	—	—	(82,371)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $696 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(784)	(784)
Common shares issued, net	—	—	847,493	8	87,206	—	—	—	87,214
Shares issued under dividend reinvestment plan	—	—	6,280	—	545	—	—	—	545
Share-based compensation expense, net of forfeitures	—	—	147,712	2	4,147	—	—	—	4,149
Shares withheld for employee taxes	—	—	(27,429)	—	(2,805)	—	—	—	(2,805)
Conversion and redemption of downREIT OP units	—	—	5,016	—	519	—		(519)	—
BALANCE AT MARCH 31, 2021	405,896	$159,997	77,706,466	$781	$3,386,917	$(1,024,417)	$(2,300)	$83,982	$2,604,960
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$54,728	$49,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,674	63,874
Gain on sale of real estate and change in control of interest	—	(17,428)
(Income) loss from partnerships	(197)	1,338
Other, net	(1,636)	1,245
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(11,257)	883
(Increase) decrease in prepaid expenses and other assets	(4,577)	3,169
(Decrease) increase in accounts payable and accrued expenses	(5,419)	7,987
(Decrease) increase in security deposits and other liabilities	(247)	4,299
Net cash provided by operating activities	103,069	115,106
INVESTING ACTIVITIES
Acquisition of real estate	—	(5,694)
Capital expenditures - development and redevelopment	(66,610)	(68,527)
Capital expenditures - other	(18,409)	(15,189)
Proceeds from sale of real estate	874	19,896
Investment in partnerships	—	(2,657)
Distribution from partnerships in excess of earnings	517	285
Leasing costs	(4,577)	(2,955)
Repayment of mortgage and other notes receivable, net	11	—
Net cash used in investing activities	(88,194)	(74,841)
FINANCING ACTIVITIES
Repayment of mortgages, finance leases and notes payable	(869)	(48,845)
Issuance of common shares, net of costs	82,819	87,329
Dividends paid to common and preferred shareholders	(85,684)	(82,913)
Shares withheld for employee taxes	(4,601)	(2,805)
Distributions to and redemptions of noncontrolling interests	(3,514)	(1,485)
Net cash used in financing activities	(11,849)	(48,719)
Increase (decrease) in cash, cash equivalents and restricted cash	3,026	(8,454)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$178,189	$808,442

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,210,901 and $2,207,648 of consolidated variable interest entities, respectively)	$8,843,063	$8,814,791
Construction-in-progress (including $21,677 and $18,752 of consolidated variable interest entities, respectively)	662,985	607,271
	9,506,048	9,422,062
Less accumulated depreciation and amortization (including $403,533 and $389,950 of consolidated variable interest entities, respectively)	(2,587,121)	(2,531,095)
Net real estate	6,918,927	6,890,967
Cash and cash equivalents	157,944	162,132
Accounts and notes receivable, net	183,479	169,007
Mortgage notes receivable, net	9,519	9,543
Investment in partnerships	13,183	13,027
Operating lease right of use assets	90,231	90,743
Finance lease right of use assets	49,511	49,832
Prepaid expenses and other assets	245,581	237,069
TOTAL ASSETS	$7,668,375	$7,622,320
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $334,640 and $335,301 of consolidated variable interest entities, respectively)	$339,236	$339,993
Notes payable, net	301,540	301,466
Senior notes and debentures, net	3,406,491	3,406,088
Accounts payable and accrued expenses	233,773	235,168
Dividends payable	86,617	86,538
Security deposits payable	26,073	25,331
Operating lease liabilities	72,317	72,661
Finance lease liabilities	72,028	72,032
Other liabilities and deferred credits	201,680	206,187
Total liabilities	4,739,755	4,745,464
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	214,043	213,708
Partner capital
Preferred units, 405,896 units issued and outstanding	154,963	154,963
Common units, 79,417,472 and 78,603,305 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,477,270	2,427,686
Accumulated other comprehensive income (loss)	1,525	(2,047)
Total partner capital	2,633,758	2,580,602
Noncontrolling interests in consolidated partnerships	80,819	82,546
Total capital	2,714,577	2,663,148
TOTAL LIABILITIES AND CAPITAL	$7,668,375	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit data)
REVENUE
Rental income	$256,507	$217,135
Mortgage interest income	264	1,026
Total revenue	256,771	218,161
EXPENSES
Rental expenses	56,211	49,238
Real estate taxes	30,560	29,420
General and administrative	12,342	10,258
Depreciation and amortization	71,674	63,874
Total operating expenses	170,787	152,790

Gain on sale of real estate and change in control of interest	—	17,428

OPERATING INCOME	85,984	82,799

OTHER INCOME/(EXPENSE)
Other interest income	120	363
Interest expense	(31,573)	(32,085)
Income (loss) from partnerships	197	(1,338)
NET INCOME	54,728	49,739
Net income attributable to noncontrolling interests	(2,744)	(1,503)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	51,984	48,236
Distributions on preferred units	(2,010)	(2,010)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$49,974	$46,226

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.63	$0.60
Weighted average number of common units	78,446	76,842
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.63	$0.60
Weighted average number of common units	78,543	76,842

COMPREHENSIVE INCOME	$58,644	$53,433

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$55,556	$51,580

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $1,735 attributable to redeemable noncontrolling interests	2,010	49,974	—	51,984	1,009	52,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $344 attributable to redeemable noncontrolling interest	—	—	3,572	3,572	—	3,572
Distributions declared to common unit holders	—	(84,196)	—	(84,196)	—	(84,196)
Distributions declared to preferred unit holders	(2,010)	—	—	(2,010)	—	(2,010)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,744 attributable to redeemable noncontrolling interests	—	—	—	—	(1,759)	(1,759)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	82,749	—	82,749	—	82,749
Common units issued under dividend reinvestment plan	—	502	—	502	—	502
Share-based compensation expense, net of forfeitures	—	4,179	—	4,179	—	4,179
Common units withheld for employee taxes	—	(4,601)	—	(4,601)	—	(4,601)
Conversion and redemption of downREIT OP units	—	977	—	977	(977)	—
BALANCE AT MARCH 31, 2022	$154,963	$2,477,270	$1,525	$2,633,758	$80,819	$2,714,577

BALANCE AT DECEMBER 31, 2020	$154,963	$2,314,838	$(5,644)	$2,464,157	$84,590	$2,548,747
Net income, excluding $808 attributable to redeemable noncontrolling interests	2,010	46,226	—	48,236	695	48,931
Other comprehensive income - change in fair value of interest rate swaps, excluding $350 attributable to redeemable noncontrolling interests	—	—	3,344	3,344	—	3,344
Distributions declared to common unit holders	—	(82,371)	—	(82,371)	—	(82,371)
Distributions declared to preferred unit holders	(2,010)	—	—	(2,010)	—	(2,010)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $696 attributable to redeemable noncontrolling interests	—	—	—	—	(784)	(784)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	87,214	—	87,214	—	87,214
Common units issued under dividend reinvestment plan	—	545	—	545	—	545
Share-based compensation expense, net of forfeitures	—	4,149	—	4,149	—	4,149
Common units withheld for employee taxes	—	(2,805)	—	(2,805)	—	(2,805)
Conversion and redemption of downREIT OP units	—	519	—	519	(519)	—
BALANCE AT MARCH 31, 2021	$154,963	$2,368,315	$(2,300)	$2,520,978	$83,982	$2,604,960
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$54,728	$49,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,674	63,874
Gain on sale of real estate and change in control of interest	—	(17,428)
(Income) loss from partnerships	(197)	1,338
Other, net	(1,636)	1,245
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(11,257)	883
(Increase) decrease in prepaid expenses and other assets	(4,577)	3,169
(Decrease) increase in accounts payable and accrued expenses	(5,419)	7,987
(Decrease) increase in security deposits and other liabilities	(247)	4,299
Net cash provided by operating activities	103,069	115,106
INVESTING ACTIVITIES
Acquisition of real estate	—	(5,694)
Capital expenditures - development and redevelopment	(66,610)	(68,527)
Capital expenditures - other	(18,409)	(15,189)
Proceeds from sale of real estate	874	19,896
Investment in partnerships	—	(2,657)
Distribution from partnerships in excess of earnings	517	285
Leasing costs	(4,577)	(2,955)
Repayment of mortgage and other notes receivable, net	11	—
Net cash used in investing activities	(88,194)	(74,841)
FINANCING ACTIVITIES
Repayment of mortgages, finance leases and notes payable	(869)	(48,845)
Issuance of common units, net of costs	82,819	87,329
Distributions to common and preferred unit holders	(85,684)	(82,913)
Shares withheld for employee taxes	(4,601)	(2,805)
Distributions to and redemptions of noncontrolling interests	(3,514)	(1,485)
Net cash used in financing activities	(11,849)	(48,719)
Increase (decrease) in cash, cash equivalents and restricted cash	3,026	(8,454)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$178,189	$808,442

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable the Trust to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes on our taxable income have been and are generally expected to be immaterial. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes also have not been material.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
In January 2022, we completed a reorganization into an umbrella partnership real estate investment trust, or "UPREIT." For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022, as well our latest Annual Report on Form 10-K filed on February 10, 2022. Immediately following the reorganization, the Parent Company had the same consolidated assets and liabilities as Federal Realty Investment Trust immediately before the reorganization. The Parent Company exercises exclusive control over the General Partner and does not have assets or liabilities other than its investment in the Operating Partnership. As a result, the UPREIT reorganization represented a merger of entities under common control in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the UPREIT reorganization had occurred at the earliest period presented.
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year. Certain 2021 amounts have been reclassified to conform to our current period presentation.
Principles of Consolidation
As discussed in the Explanatory Note, we have combined the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into this single report. As a result, we present two sets of consolidated financial statements. Both sets of consolidated financial statements include the accounts of the entity, its corporate subsidiaries, and all entities in which it has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The Parent Company's consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries as the Parent Company, through its ownership and control over the General Partner, exercises exclusive control over the Operating Partnership. The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures which we do not control using the equity method of accounting.

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
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the COVID-19 pandemic, and while we currently expect the impact to our properties to be temporary in nature, the extent of the future effects of COVID-19 on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.
The overall economy is showing signs of recovery from the initial impacts of COVID-19; however, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants and the effectiveness of vaccines against variants are impacting the pace of recovery. Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments were immaterial during the three months ended March 31, 2022, as compared to collectibility related adjustments of $14.8 million during the three months ended March 31, 2021, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of March 31, 2022, the revenue from approximately 33% of our tenants (based on total commercial leases) is being recognized on a cash basis.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$36,188	$38,626
Interest capitalized	(4,615)	(6,541)
Interest expense	$31,573	$32,085
Cash paid for interest, net of amounts capitalized	$30,436	$29,973
Cash paid for income taxes	$4	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$977	$519
Shares issued under dividend reinvestment plan	$432	$430

	March 31,	December 31,
	2022	2021
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$157,944	$162,132
Restricted cash (1)	20,245	13,031
Total cash, cash equivalents, and restricted cash	$178,189	$175,163
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—DEBT
During the three months ended March 31, 2022, the maximum amount of borrowings outstanding under our $1.0 billion revolving credit facility was $38.0 million, the weighted average amount of borrowings outstanding was $3.8 million, and the weighted average interest rate, before amortization of debt fees, was 1.2%. At March 31, 2022, our revolving credit facility had no balance outstanding.
Effective April 1, 2022, as a result of the change in our credit rating, the spread over LIBOR on our revolving credit facility increased from 77.5 basis points to 82.5 basis, and the spread over LIBOR on our unsecured term loan increased from 80 basis points to 85 basis points.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2022, we were in compliance with all default related debt covenants.

NOTE 4—FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$640,776	$640,491	$641,459	$655,864
Senior notes and debentures	$3,406,491	$3,367,161	$3,406,088	$3,649,776

As of March 31, 2022, we have two interest rate swap agreements with notional amounts of $56.1 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $56.1 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2022 was an asset of $1.9 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. For the three months ended March 31, 2022, the value of our interest rate swaps increased $3.4 million (including $0.2 million reclassified from other comprehensive income to interest expense). A summary of our financial assets (liabilities) that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,930	$—	$1,930	$—	$(1,511)	$—	$(1,511)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three ended March 31, 2022, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.5 million.

NOTE 5—COMMITMENTS AND CONTINGENCIES
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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 656,824 downREIT operating partnership units are outstanding which have a total fair value of approximately $80.2 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2022.

NOTE 6—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2022		2021
	Declared	Paid	Declared	Paid
Common shares	$1.070	$1.070	$1.060	$1.060
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

On February 14, 2022, we replaced our existing ATM equity program with a new ATM equity program under which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2022, we settled forward sales agreements by issuing 729,751 common shares for net proceeds of $82.7 million. We have outstanding forward sales agreements covering 1,473,904 common shares for potential net proceeds at March 31, 2022 of $178.4 million. The open forward shares agreements may be settled at any time on or before various required settlement dates ranging from August 2022 to December 2022. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. We have the full remaining capacity to issue up to $500.0 million in common shares under our ATM equity program as of March 31, 2022.

NOTE 7—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,179	$4,149
Capitalized share-based compensation	(359)	(398)
Share-based compensation expense	$3,820	$3,751

NOTE 8—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three months ended March 31, 2022 and 2021, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 2,363 stock options for the three months ended March 31, 2021,
•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for both the three months ended March 31, 2022 and 2021, and

•the issuance of 0.7 million and 0.3 million shares and units issuable under common share forward sales agreements for the three months ended March 31, 2022 and 2021, respectively.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
NUMERATOR
Net income	$54,728	49,739
Less: Preferred share dividends	(2,010)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(2,744)	(1,503)
Less: Earnings allocated to unvested shares	(307)	(294)
Net income available for common shareholders, basic and diluted	$49,667	$45,932
DENOMINATOR
Weighted average common shares outstanding, basic	78,446	76,842
Effect of dilutive securities:
Open forward contracts for share issuances	97	—
Weighted average common shares outstanding, diluted	78,543	76,842

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.63	$0.60

Federal Realty OP LP Earnings per Unit

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per unit data)
NUMERATOR
Net income	$54,728	49,739
Less: Preferred unit distributions	(2,010)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(2,744)	(1,503)
Less: Earnings allocated to unvested units	(307)	(294)
Net income available for common unit holders, basic and diluted	$49,667	$45,932
DENOMINATOR
Weighted average common units outstanding, basic	78,446	76,842
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	97	—
Weighted average common units outstanding, diluted	78,543	76,842

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.63	$0.60

NOTE 9—SUBSEQUENT EVENT
On April 20, 2022, we acquired the fee interest in a 227,000 square foot shopping center in Kingstowne, Virginia for $100.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2022.
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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
•risks related to the Trust's status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to the Trust's status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT;
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the

Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties As of March 31, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 24.9 million square feet. In total, the real estate projects were 93.7% leased and 91.2% occupied at March 31, 2022.
Impacts of COVID-19 Pandemic
We continue to monitor and address risks related to the COVID-19 pandemic, which we have been impacted by since March 2020. While the overall economy is showing signs of recovery from the initial impacts of COVID-19, workforce shortages, global supply chain bottlenecks and shortages, inflation, as well as COVID-19 variants, and the effectiveness of vaccines against variants are impacting the pace of recovery. Our results have continued to improve and collectibility related impacts have continued to decrease as businesses have re-opened and COVID-19 restrictions are generally lifted since the onset of the pandemic. While improving, our cash flow and results of operations in the three months ended March 31, 2022 continued to be adversely impacted, with vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions positioned many of our tenants to be able to return to payment of contractual rent as soon as possible after the initial impacts from the pandemic have started to subside.
Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments were immaterial during the three months ended March 31, 2022, as compared to collectibility related adjustments of $14.8 million during the three months ended March 31, 2021, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of March 31, 2022, the revenue from approximately 33% of our tenants (based on total commercial leases) is being recognized on a cash basis.
We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
See further discussion of the impact of COVID-19 on our business throughout Item 2.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.
2022 Acquisition
On April 20, 2022, we acquired the fee interest in a 227,000 square foot shopping center in Kingstowne, Virginia for $100.0 million. In July 2022, we expect to close on the second phase of this acquisition for an additional purchase price of $100.0 million, subject to customary closing conditions. Once the remaining acquisition is complete, the property will comprise 410,000 total square feet.
2022 Equity Transactions
On February 14, 2022, we replaced our existing ATM equity program with a new ATM equity program under which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2022, we settled forward sales agreements by issuing 729,751 common shares for net proceeds of $82.7 million. We have outstanding forward sales agreements covering 1,473,904 common shares for potential net proceeds at March 31, 2022 of $178.4 million. The open forward shares agreements may be settled at any time on or before various required settlement dates ranging from August 2022 to December 2022. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) a floating interest rate factor equal to a specified daily rate less a spread, (ii) the forward purchasers' stock borrowing costs and (iii) scheduled dividends during the term of the forward sale agreements. We have the full remaining capacity to issue up to $500.0 million in common shares under our ATM equity program as of March 31, 2022.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $69 million and $3 million, respectively, for the three months ended March 31, 2022, and $82 million and $2 million for the three months ended March 31, 2021. We capitalized external and internal costs related to other property improvements of $22 million and $1 million, respectively, for the three months ended March 31, 2022, and $16 million and $1 million for the three months ended March 31, 2021. We capitalized external and internal costs related to leasing activities of $4 million and $1 million, respectively, for the three months ended March 31, 2022, and $2 million and $1 million, respectively, for the three months ended March 31, 2021. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, respectively, for both the three months ended March 31, 2022 and 2021. Total capitalized costs were $99 million and $104 million for the three months ended March 31, 2022 and 2021, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
While the ongoing COVID-19 pandemic is impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 10, 2022, for discussion of our long-term strategies.

The COVID-19 pandemic continues to negatively impact our business with the largest current impacts being lower occupancy, the timing and level of rent collections, and supply chain disruptions. At March 31, 2022, our commercial space is 91.2% occupied, which is below historical levels largely due to tenant failures as a result of the pandemic. This lower occupancy will adversely impact our results until we can release the space and the tenant commences paying rent, as well as limit future vacancies caused by the pandemic. We are, however, experiencing strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.5% spread between our leased rate of 93.7% and our occupied rate of 91.2%. Our percentage of contractual rents actually collected continued to increase since the low point in April 2020, including some tenants paying past due amounts. While increasing monthly cash collection rates is a positive, we expect our rent collections may continue to be below our tenants' contractual rent obligations and historical levels in 2022, which will continue to adversely impact our results of operations. We continue to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our development and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the economic impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, and 500 residential units. The expected costs for Phase III are between $465 million and $485 million, with spaces being delivered beginning in the second quarter of 2021. At March 31, 2022, 236,000 square feet of office space has been delivered, all of the units in the residential building have been delivered, and 33,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space). The building is expected to cost between $128 million and $135 million. At March 31, 2022, approximately 162,000 square feet of office and retail has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.

•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 105,000 square feet of the office space is pre-leased to a single tenant. The building is expected to cost between $185 million and $200 million, and begin delivering in late 2023.
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, which is expected to cost between $300 million and $315 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $218 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of COVID-19, supply chain disruptions affecting the broader economy, and inflation.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or units in the Operating Partnership, as well as through assumed mortgages and property sales.
At March 31, 2022, the leasable square feet in our properties was 93.7% leased and 91.2% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2022, we signed leases for a total of 460,000 square feet of retail space including 444,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 176,000 square feet at an average rental increase of 14% on a cash basis. Renewals for comparable spaces were signed for 268,000 square feet at a 2% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $32.55 per square foot, of which, $78.65 per square foot was for new leases and $2.23 per square foot was for renewals for the three months ended March 31, 2022.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. As a result of accommodations made to certain tenants to help them to stay open during and after the COVID-19 pandemic, we have found it necessary to exercise more judgement since the pandemic started than in prior years in order to appropriately reflect the comparability of rents in the calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Rent abatement and short term rent restructuring agreements that are a result of COVID-19 impacts are not included in this calculation. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
Historically, we have executed comparable space leases for 1.4 to 2.0 million square feet of retail space each year. We expect the volume in 2022 will be in line with, or potentially exceed, our historical averages given a larger amount of vacancy as a result of COVID-19. We expect some rental rates to continue to be negatively impacted by the COVID-19 pandemic, which we started experiencing in the second quarter of 2020. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
The leases signed in 2022 generally become effective over the following two years though some may not become effective until 2025 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2022, all or a portion of 95 properties were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended March 31, 2022, one property was moved from comparable properties to non-comparable properties and one property was moved from non-comparable properties to comparable properties, compared to the designations as of December 31, 2021. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2022 AND 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$256,507	$217,135	$39,372	18.1%
Mortgage interest income	264	1,026	(762)	(74.3)%
Total property revenue	256,771	218,161	38,610	17.7%
Rental expenses	56,211	49,238	6,973	14.2%
Real estate taxes	30,560	29,420	1,140	3.9%
Total property expenses	86,771	78,658	8,113	10.3%
Property operating income (1)	170,000	139,503	30,497	21.9%
General and administrative expense	(12,342)	(10,258)	(2,084)	20.3%
Depreciation and amortization	(71,674)	(63,874)	(7,800)	12.2%
Gain on sale of real estate and change in control of interest	—	17,428	(17,428)	(100.0)%
Operating income	85,984	82,799	3,185	3.8%
Other interest income	120	363	(243)	(66.9)%
Interest expense	(31,573)	(32,085)	512	(1.6)%
Income (loss) from partnerships	197	(1,338)	1,535	114.7%
Total other, net	(31,256)	(33,060)	1,804	(5.5)%
Net income	54,728	49,739	4,989	10.0%
Net income attributable to noncontrolling interests	(2,744)	(1,503)	(1,241)	82.6%
Net income attributable to the Trust	$51,984	$48,236	$3,748	7.8%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$85,984	$82,799
General and administrative	12,342	10,258
Depreciation and amortization	71,674	63,874
Gain on sale of real estate and change in control of interest	—	(17,428)
Property operating income	$170,000	$139,503
Property Revenues
Total property revenue increased $38.6 million, or 17.7%, to $256.8 million in the three months ended March 31, 2022 compared to $218.2 million in the three months ended March 31, 2021. The percentage occupied at our shopping centers was 91.2% and 89.5% at March 31, 2022 and 2021, respectively. The most significant driver of the increase in property revenues is the generally lifted COVID-19 restrictions during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, when COVID-19 government imposed closures and restrictions were still in effect. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $39.4 million, or 18.1%, to $256.5 million in the three months ended March 31, 2022 compared to $217.1 million in the three months ended March 31, 2021 due primarily to the following:
•a $14.9 million decrease in collectibility related impacts across all properties primarily due to higher collection rates and lower rent abatements in the first quarter of 2022 as tenants continue to recover from the initial impacts of COVID-19,
•an increase of $11.7 million from 2021 acquisitions,
•an increase of $7.7 million from non-comparable properties primarily driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 openings at the Phase III office building at Pike & Rose, partially offset by redevelopment related occupancy decreases at Huntington Shopping Center, and
•an increase of $6.8 million from comparable properties primarily related to higher percentage rent, specialty leasing, and parking income of $3.7 million primarily due to the impacts of COVID-19 related closures and restrictions in the first quarter of 2021, higher rental rates of $2.0 million, higher average occupancy of approximately $1.5 million, and a $1.0 million increase in CAM recoveries on higher CAM costs, partially offset by lower net termination fees and legal fee income of $1.4 million, partially offset by
•a decrease of $2.6 million from 2021 property sales.
Mortgage Interest Income
Mortgage interest income decreased $0.8 million, or 74.3%, to $0.3 million in the three months ended March 31, 2022 compared to $1.0 million in the three months ended March 31, 2021 primarily due to the repayment of $31.1 million of mortgage notes receivable in May 2021.
Property Expenses
Total property expenses increased $8.1 million, or 10.3%, to $86.8 million in the three months ended March 31, 2022 compared to $78.7 million in the three months ended March 31, 2021. Changes in the components of property expenses are discussed below.

Rental Expenses
Rental expenses increased $7.0 million, or 14.2%, to $56.2 million in the three months ended March 31, 2022 compared to $49.2 million in the three months ended March 31, 2021. This increase is primarily due to the following:
•an increase of $2.5 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and management fees, as 2021 had lower costs as a result of COVID-19 impacts, and higher insurance costs, partially offset by lower snow removal costs,
•an increase of $2.2 million from non-comparable properties driven by the 2021 openings at Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk, and
•an increase of $1.7 million from 2021 acquisitions,
partially offset by,
•a decrease of $0.5 million from 2021 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 21.9% in the three months ended March 31, 2022 from 22.7% in the three months ended March 31, 2021.
Real Estate Taxes
Real estate tax expense increased $1.1 million, or 3.9%, to $30.6 million in the three months ended March 31, 2022 compared to $29.4 million in the three months ended March 31, 2021. This increase is primarily due the following:
•an increase of $1.2 million from 2021 acquisitions, and
•an increase of $0.9 million from non-comparable properties due primarily to the 2021 openings of Phase III at Assembly Row, and CocoWalk, partially offset by,
•a decrease of $0.6 million from comparable properties primarily due to successful tax appeals, and
•a decrease of $0.3 million from 2021 property sales.
Property Operating Income
Property operating income increased $30.5 million, or 21.9%, to $170.0 million in the three months ended March 31, 2022 compared to $139.5 million in the three months ended March 31, 2021. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to the first quarter of 2021 which still had COVID-19 related restrictions. Also contributing to the increase were 2021 acquisitions, the opening of Phase III at Assembly Row in 2021, higher occupancy and rental rates at comparable properties, and redevelopment related occupancy increases at CocoWalk, partially offset by 2021 property sales, higher repairs and maintenance expense, and lower net termination fees and legal fee income.
Other Operating
General and Administrative
General and administrative expense increased $2.1 million, or 20.3%, to $12.3 million in the three months ended March 31, 2022 from $10.3 million in the three months ended March 31, 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million, or 12.2%, to $71.7 million in the three months ended March 31, 2022 from $63.9 million in the three months ended March 31, 2021. This increase is due primarily to 2021 acquisitions, the opening of Phase III at Assembly Row, partially offset by 2021 property sales.
Gain on Sale of Real Estate and Change in Control of Interest
The $17.4 million gain on sale of real estate and change in control of interest for the three months ended March 31, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia and a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture.

Operating Income
Operating income increased $3.2 million, or 3.8%, to $86.0 million in the three months ended March 31, 2022 compared to $82.8 million in the three months ended March 31, 2021. This increase is primarily due to the lifting of COVID-19 restrictions, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to the first quarter of 2021 which still had COVID-19 related restrictions. Also contributing to the increase were 2021 acquisitions, the opening of Phase III at Assembly Row in 2021, higher occupancy and rental rates at comparable properties, and redevelopment related occupancy increases at CocoWalk, partially offset by the gains related to the sale of a portion of Graham Park Plaza and the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in 2021, higher personnel related costs, 2021 property sales, higher repairs and maintenance expense, and lower net termination fees and legal fee income.
Other
Interest Expense
Interest expense decreased $0.5 million, or 1.6%, to $31.6 million in the three months ended March 31, 2022 compared to $32.1 million in the three months ended March 31, 2021. This decrease is due primarily to the following:
•a decrease of $2.0 million due to lower weighted average borrowings, and
•a decrease of $0.4 million due to a lower overall weighted average borrowing rate, partially offset by,
•a decrease of $1.9 million in capitalized interest.
Gross interest costs were $36.2 million and $38.6 million in the three months ended March 31, 2022 and 2021, respectively. Capitalized interest was $4.6 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively.
Income (loss) from partnerships
Income from partnerships increased $1.5 million, or 114.7%, to $0.2 million in the three months ended March 31, 2022 compared to a loss of $1.3 million in the three months ended March 31, 2021. This increase is due primarily to improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $1.2 million, or 82.6%, to $2.7 million in the three months ended March 31, 2022 compared to $1.5 million in the three months ended March 31, 2021. The increase is primarily due to 2021 acquisitions.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2022 were approximately $86.1 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

During the first quarter of 2022, we have continued to see improvements in overall cash collections from tenants with collection rates nearing pre-pandemic levels. We have also taken multiple steps over the past two years to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained.

During the three months ended March 31, 2022, there were no borrowings on our $1.0 billion unsecured revolving credit facility, and as of March 31, 2022, we had cash and cash equivalents of $157.9 million. We also had outstanding forward equity sales agreements for net proceeds of $178.4 million as of March 31, 2022, and the capacity to issue up to $500.0 million in common shares under our ATM equity program. Additionally, we have no debt maturing until the second quarter of 2023.
Our overall capital requirements for the remainder of 2022 will be impacted by the extent and duration of COVID-19 related closures and restrictions, impacts on our cash collections, and overall economic impacts that might occur including supply chain issues. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to continue to see elevated levels of investment as we continue to invest in our overall portfolio to better position our properties for a post-COVID environment, costs to prepare vacant space for new tenants, and investments to complete the current phase and start the next phase of our larger mixed-use development projects although at a slightly reduced level from 2021, largely due to deliveries in 2021 of our third phase of Assembly Row.
We believe cash flow from operations, the cash on our balance sheet, and our $1.0 billion revolving credit facility will allow us to continue to operate our business through the remainder of the COVID-19 pandemic. Given our past ability to access the capital markets, we also expect debt or equity to be available to us. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. While we have seen significant improvements from the initial negative impacts of the COVID-19 pandemic, it has continued to affect our overall business, and we expect it will continue to negatively impact our business in the short term. However, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$103,069	$115,106
Net cash used in investing activities	(88,194)	(74,841)
Net cash used in financing activities	(11,849)	(48,719)
Increase (decrease) in cash, cash equivalents and restricted cash	3,026	(8,454)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$178,189	$808,442

Net cash provided by operating activities decreased $12.0 million to $103.1 million during the three months ended March 31, 2022 from $115.1 million during the three months ended March 31, 2021. The decrease was primarily attributable to collections of year end real estate tax reconciliation billings during the three months ended March 31, 2021 and the timing of payments, partially offset by higher net income before non-cash items, as COVID-19 related restrictions were largely still in place for the quarter ended March 31, 2021.

Net cash used in investing activities increased $13.4 million to $88.2 million during the three months ended March 31, 2022 from $74.8 million during the three months ended March 31, 2021. The increase was primarily attributable to:
•$19.9 million of net proceeds from the sale of a portion of Graham Park Plaza in Falls Church, Virginia in March 2021,
partially offset by,
•a $5.7 million decrease in acquisitions of real estate due to the February 2021 acquisition of the fee interest at our Mount Vernon Plaza property in Alexandria, Virginia.
Net cash used in financing activities decreased $36.9 million to $11.8 million during the three months ended March 31, 2022 from $48.7 million in the three months ended March 31, 2021. The decrease was primarily attributable to:
•a $48.0 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021 and the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, partially offset by
•a $4.5 million decrease in net proceeds from the issuance of common shares under our ATM program for net proceeds of $82.7 million and $87.2 million, respectively, during the three months ended March 31, 2022 and 2021,
•a $2.8 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, and
•a $2.0 million increase in distributions to and redemptions of noncontrolling interests primarily related to our 2021 property acquisitions.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2022:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2022	Stated Interest Rate as of March 31, 2022	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	12,056	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	56,102	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	31,586	Various	Various through 2029
Chelsea	Acquired	4,751	5.36%	January 15, 2031
Hoboken (1 Building) (3)	Acquired	16,148	3.75%	July 1, 2042
Subtotal		340,743
Net unamortized debt issuance costs and premium		(1,507)
Total mortgages payable, net		339,236

Notes payable
Revolving credit facility (4) (6)	1,000,000	—	LIBOR + 0.775%	January 19, 2024
Term loan (5) (6)	400,000	300,000	LIBOR + 0.80%	April 16, 2024
Various	7,239	2,584	11.31%	Various through 2028
Subtotal		302,584
Net unamortized debt issuance costs		(1,044)
Total notes payable, net		301,540

Senior notes and debentures (6)
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(12,709)
Total senior notes and debentures, net		3,406,491

Total debt, net		$4,047,267
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
4)The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2022 was $38.0 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.2%. Effective April 1, 2022, the spread over LIBOR increased to 82.5 basis points as a result of the change in our credit rating.
5)Effective April 1, 2022, the spread over LIBOR increased to 85 basis points as a result of the change in our credit rating.

6)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2022, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2022:

	Unsecured		Secured	Total
	(In thousands)
2022	$693		$2,515	$3,208
2023	275,758		3,549	279,307
2024	900,659	(1)(2)	3,688	904,347
2025	383		48,033	48,416
2026	429,254		26,657	455,911
Thereafter	2,115,037		256,301	2,371,338
	$3,721,784		$340,743	$4,062,527	(3)
__________________
1)    Our $300.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option.
2)    Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of March 31, 2022, there was no outstanding balance under this credit facility.
3)    The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2022.
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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income which is included in "accumulated other comprehensive income (loss)" on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of March 31, 2022, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2022.

REIT Qualification
We intend to maintain the Trust's qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$54,728	$49,739
Net income attributable to noncontrolling interests	(2,744)	(1,503)
Gain on sale of real estate and change in control of interest	—	(17,428)
Depreciation and amortization of real estate assets	62,977	57,103
Amortization of initial direct costs of leases	5,793	4,744
Funds from operations	120,754	92,655
Dividends on preferred shares (1)	(1,875)	(2,010)
Income attributable to downREIT operating partnership units	706	785
Income attributable to unvested shares	(436)	(325)
Funds from operations available for common shareholders	$119,149	$91,105
Weighted average number of common shares, diluted (1)(2)	79,299	77,582

Funds from operations available for common shareholders, per diluted share (2)	$1.50	$1.17
_____________________
(1)For the three months ended March 31, 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of dilutive EPS for these periods.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2022, we had $3.7 billion of fixed-rate debt outstanding, including $56.1 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $222.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $249.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2022, we had $300.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2021.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2021 filed with the SEC on February 10, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2022, we redeemed 10,007 downREIT operating partnership units for common shares.
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

2.1
Merger Agreement and Plan of Reorganization dated December 2, 2021, by and among the Operating Partnership (f.k.a. Federal Realty Investment Trust, the "Predecessor"), the Parent Company (f.k.a. FRT Holdco REIT), and FRT Merger Sub REIT (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on December 2, 2021 and incorporated herein by reference)

10.1
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.2
Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

10.3
Second Amendment to Term Loan Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 5, 2022	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 5, 2022	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)