Form 10-Q
period 2022-06-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2022-08-04
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on August 1, 2022 was 80,908,184.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2022, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of June 30, 2022, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2022

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,219,568 and $2,207,648 of consolidated variable interest entities, respectively)	$9,076,274	$8,814,791
Construction-in-progress (including $24,865 and $18,752 of consolidated variable interest entities, respectively)	630,287	607,271
	9,706,561	9,422,062
Less accumulated depreciation and amortization (including $418,633 and $389,950 of consolidated variable interest entities, respectively)	(2,648,474)	(2,531,095)
Net real estate	7,058,087	6,890,967
Cash and cash equivalents	176,559	162,132
Accounts and notes receivable, net	187,370	169,007
Mortgage notes receivable, net	9,499	9,543
Investment in partnerships	13,515	13,027
Operating lease right of use assets	89,613	90,743
Finance lease right of use assets	49,190	49,832
Prepaid expenses and other assets	226,608	237,069
TOTAL ASSETS	$7,810,441	$7,622,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $317,619 and $335,301 of consolidated variable interest entities, respectively)	$321,975	$339,993
Notes payable, net	301,480	301,466
Senior notes and debentures, net	3,406,895	3,406,088
Accounts payable and accrued expenses	226,660	235,168
Dividends payable	87,397	86,538
Security deposits payable	27,232	25,331
Operating lease liabilities	71,827	72,661
Finance lease liabilities	72,019	72,032
Other liabilities and deferred credits	209,217	206,187
Total liabilities	4,724,702	4,745,464
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	209,312	213,708
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 and 399,896 shares issued and outstanding, respectively	9,822	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 80,896,804 and 78,603,305 shares issued and outstanding, respectively	813	790
Additional paid-in capital	3,758,161	3,488,794
Accumulated dividends in excess of net income	(1,126,463)	(1,066,932)
Accumulated other comprehensive income (loss)	3,550	(2,047)
Total shareholders’ equity of the Trust	2,795,883	2,580,602
Noncontrolling interests	80,544	82,546
Total shareholders’ equity	2,876,427	2,663,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,810,441	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
REVENUE
Rental income	$263,830	$230,795	$520,337	$447,930
Mortgage interest income	269	830	533	1,856
Total revenue	264,099	231,625	520,870	449,786
EXPENSES
Rental expenses	51,169	42,918	107,380	92,156
Real estate taxes	31,265	29,323	61,825	58,743
General and administrative	13,604	12,846	25,946	23,104
Depreciation and amortization	74,461	67,675	146,135	131,549
Total operating expenses	170,499	152,762	341,286	305,552

Gain on sale of real estate and change in control of interest	—	—	—	17,428

OPERATING INCOME	93,600	78,863	179,584	161,662

OTHER INCOME/(EXPENSE)
Other interest income	133	250	253	613
Interest expense	(32,074)	(31,177)	(63,647)	(63,262)
Income (loss) from partnerships	2,808	123	3,005	(1,215)
NET INCOME	64,467	48,059	119,195	97,798
Net income attributable to noncontrolling interests	(2,791)	(1,855)	(5,535)	(3,358)
NET INCOME ATTRIBUTABLE TO THE TRUST	61,676	46,204	113,660	94,440
Dividends on preferred shares	(2,008)	(2,011)	(4,018)	(4,021)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$59,668	$44,193	$109,642	$90,419

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.75	$0.57	$1.38	$1.16
Weighted average number of common shares	79,202	77,474	78,826	77,160
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.75	$0.57	$1.38	$1.16
Weighted average number of common shares	79,202	77,505	78,855	77,162

COMPREHENSIVE INCOME	$66,689	$47,002	$125,333	$100,435

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$63,701	$45,266	$119,257	$96,846

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $3,527 attributable to redeemable noncontrolling interests	—	—	—	—	—	113,660	—	2,008	115,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $541 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,597	—	5,597
Dividends declared to common shareholders ($2.14 per share)	—	—	—	—	—	(169,173)	—	—	(169,173)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,018)	—	—	(4,018)
Distributions declared to noncontrolling interests, excluding $4,138 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,625)	(2,625)
Common shares issued, net	—	—	2,203,697	22	259,430	—	—	—	259,452
Shares issued under dividend reinvestment plan	—	—	8,000	—	1,011	—	—	—	1,011
Share-based compensation expense, net of forfeitures	—	—	104,105	1	7,678	—	—	—	7,679
Shares withheld for employee taxes	—	—	(38,576)	—	(4,638)	—	—	—	(4,638)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion of downREIT OP units	—	—	14,598	—	1,385	—	—	(1,385)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,326	—	—	—	4,326
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	$2,876,427

BALANCE AT MARCH 31, 2022	405,896	$159,997	79,417,472	$799	$3,572,591	$(1,101,154)	$1,525	$80,819	$2,714,577
Net income, excluding $1,792 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,676	—	999	62,675
Other comprehensive income - change in fair value of interest rate swaps, excluding $197 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,025	—	2,025
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(84,977)	—	—	(84,977)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,394 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(866)	(866)
Common shares issued, net	—	—	1,473,928	14	176,689	—	—	—	176,703
Shares issued under dividend reinvestment plan	—	—	4,230	—	509	—	—	—	509
Share-based compensation expense, net of forfeitures	—	—	(4,786)	—	3,500	—	—	—	3,500
Shares withheld for employee taxes	—	—	(306)	—	(37)	—	—	—	(37)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion of downREIT OP units	—		4,591	—	408	—	—	(408)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,326	—	—	—	4,326
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	$2,876,427

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $1,877 attributable to redeemable noncontrolling interests	—	—	—	—	—	94,440	—	1,481	95,921
Other comprehensive income - change in fair value of interest rate swaps, excluding $231 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,406	—	2,406
Dividends declared to common shareholders ($2.12 per share)	—	—	—	—	—	(164,788)	—	—	(164,788)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,021)	—	—	(4,021)
Distributions declared to noncontrolling interests, excluding $1,735 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,727)	(1,727)
Common shares issued, net	—	—	847,509	9	87,124	—	—	—	87,133
Shares issued under dividend reinvestment plan	—	—	11,516	—	1,019	—	—	—	1,019
Share-based compensation expense, net of forfeitures	—	—	152,185	2	7,505	—	—	—	7,507
Shares withheld for employee taxes	—	—	(27,500)	—	(2,813)	—	—	—	(2,813)
Conversion and redemption of downREIT OP units	—	—	49,484	—	5,049	—	—	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839

BALANCE AT MARCH 31, 2021	405,896	$159,997	77,706,466	$781	$3,386,917	$(1,024,417)	$(2,300)	$83,982	$2,604,960
Net income, excluding $1,069 attributable to redeemable noncontrolling interests	—	—	—	—	—	46,204	—	786	46,990
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(938)	—	(938)
Dividends declared to common shareholders ($1.06 per share)	—	—	—	—	—	(82,417)	—	—	(82,417)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,011)	—	—	(2,011)
Distributions declared to noncontrolling interests, excluding $1,039 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(943)	(943)
Common shares issued, net	—	—	16	1	(82)	—	—	—	(81)
Shares issued under dividend reinvestment plan	—	—	5,236	—	474	—	—	—	474
Share-based compensation expense, net of forfeitures	—	—	4,473	—	3,358	—	—	—	3,358
Shares withheld for employee taxes	—	—	(71)	—	(8)	—	—	—	(8)
Conversion and redemption of downREIT OP units	—	—	44,468	—	4,530	—	—	(4,629)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$119,195	$97,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,135	131,549
Gain on sale of real estate and change in control of interest	—	(17,428)
(Income) loss from partnerships	(3,005)	1,215
Other, net	(5,261)	8,316
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(10,252)	4,696
Decrease in prepaid expenses and other assets	18,115	11,370
(Decrease) increase in accounts payable and accrued expenses	(5,578)	2,142
Increase in security deposits and other liabilities	1,172	7,551
Net cash provided by operating activities	260,521	247,209
INVESTING ACTIVITIES
Acquisition of real estate	(100,022)	(332,574)
Capital expenditures - development and redevelopment	(150,524)	(182,657)
Capital expenditures - other	(44,024)	(34,970)
Proceeds from sale of real estate	874	19,896
Investment in partnerships	(417)	(2,657)
Distribution from partnerships in excess of earnings	3,665	1,131
Leasing costs	(9,629)	(9,265)
Repayment of mortgage and other notes receivable, net	18	31,122
Net cash used in investing activities	(300,059)	(509,974)
FINANCING ACTIVITIES
Repayment of mortgages, finance leases and notes payable	(17,798)	(151,310)
Issuance of common shares, net of costs	259,597	87,286
Dividends paid to common and preferred shareholders	(171,450)	(166,847)
Shares withheld for employee taxes	(4,638)	(2,813)
Contributions from noncontrolling interests	—	104
Distributions to and redemptions of noncontrolling interests	(6,779)	(3,615)
Net cash provided by (used in) financing activities	58,932	(237,195)
Increase (decrease) in cash, cash equivalents and restricted cash	19,394	(499,960)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$194,557	$316,936

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,219,568 and $2,207,648 of consolidated variable interest entities, respectively)	$9,076,274	$8,814,791
Construction-in-progress (including $24,865 and $18,752 of consolidated variable interest entities, respectively)	630,287	607,271
	9,706,561	9,422,062
Less accumulated depreciation and amortization (including $418,633 and $389,950 of consolidated variable interest entities, respectively)	(2,648,474)	(2,531,095)
Net real estate	7,058,087	6,890,967
Cash and cash equivalents	176,559	162,132
Accounts and notes receivable, net	187,370	169,007
Mortgage notes receivable, net	9,499	9,543
Investment in partnerships	13,515	13,027
Operating lease right of use assets	89,613	90,743
Finance lease right of use assets	49,190	49,832
Prepaid expenses and other assets	226,608	237,069
TOTAL ASSETS	$7,810,441	$7,622,320
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $317,619 and $335,301 of consolidated variable interest entities, respectively)	$321,975	$339,993
Notes payable, net	301,480	301,466
Senior notes and debentures, net	3,406,895	3,406,088
Accounts payable and accrued expenses	226,660	235,168
Dividends payable	87,397	86,538
Security deposits payable	27,232	25,331
Operating lease liabilities	71,827	72,661
Finance lease liabilities	72,019	72,032
Other liabilities and deferred credits	209,217	206,187
Total liabilities	4,724,702	4,745,464
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	209,312	213,708
Partner capital
Preferred units, 398,878 and 405,896 units issued and outstanding, respectively	154,788	154,963
Common units, 80,896,804 and 78,603,305 units issued and outstanding, respectively	2,637,545	2,427,686
Accumulated other comprehensive income (loss)	3,550	(2,047)
Total partner capital	2,795,883	2,580,602
Noncontrolling interests in consolidated partnerships	80,544	82,546
Total capital	2,876,427	2,663,148
TOTAL LIABILITIES AND CAPITAL	$7,810,441	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
REVENUE
Rental income	$263,830	$230,795	$520,337	$447,930
Mortgage interest income	269	830	533	1,856
Total revenue	264,099	231,625	520,870	449,786
EXPENSES
Rental expenses	51,169	42,918	107,380	92,156
Real estate taxes	31,265	29,323	61,825	58,743
General and administrative	13,604	12,846	25,946	23,104
Depreciation and amortization	74,461	67,675	146,135	131,549
Total operating expenses	170,499	152,762	341,286	305,552

Gain on sale of real estate and change in control of interest	—	—	—	17,428

OPERATING INCOME	93,600	78,863	179,584	161,662

OTHER INCOME/(EXPENSE)
Other interest income	133	250	253	613
Interest expense	(32,074)	(31,177)	(63,647)	(63,262)
Income (loss) from partnerships	2,808	123	3,005	(1,215)
NET INCOME	64,467	48,059	119,195	97,798
Net income attributable to noncontrolling interests	(2,791)	(1,855)	(5,535)	(3,358)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	61,676	46,204	113,660	94,440
Distributions on preferred units	(2,008)	(2,011)	(4,018)	(4,021)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$59,668	$44,193	$109,642	$90,419

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.75	$0.57	$1.38	$1.16
Weighted average number of common units	79,202	77,474	78,826	77,160
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.75	$0.57	$1.38	$1.16
Weighted average number of common units	79,202	77,505	78,855	77,162

COMPREHENSIVE INCOME	$66,689	$47,002	$125,333	$100,435

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$63,701	$45,266	$119,257	$96,846

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $3,527 attributable to redeemable noncontrolling interests	4,018	109,642	—	113,660	2,008	115,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $541 attributable to redeemable noncontrolling interest	—	—	5,597	5,597	—	5,597
Distributions declared to common unit holders	—	(169,173)	—	(169,173)	—	(169,173)
Distributions declared to preferred unit holders	(4,018)	—	—	(4,018)	—	(4,018)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,138 attributable to redeemable noncontrolling interests	—	—	—	—	(2,625)	(2,625)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	259,452	—	259,452	—	259,452
Common units issued under dividend reinvestment plan	—	1,011	—	1,011	—	1,011
Share-based compensation expense, net of forfeitures	—	7,679	—	7,679	—	7,679
Common units withheld for employee taxes	—	(4,638)	—	(4,638)	—	(4,638)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion of downREIT OP units	—	1,385	—	1,385	(1,385)	—
Adjustment to redeemable noncontrolling interests	—	4,326	—	4,326	—	4,326
BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427

BALANCE AT MARCH 31, 2022	$154,963	$2,477,270	$1,525	$2,633,758	$80,819	$2,714,577
Net income, excluding $1,792 attributable to redeemable noncontrolling interests	2,008	59,668	—	61,676	999	62,675
Other comprehensive income - change in fair value of interest rate swaps, excluding $197 attributable to redeemable noncontrolling interest	—	—	2,025	2,025	—	2,025
Distributions declared to common unit holders	—	(84,977)	—	(84,977)	—	(84,977)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,394 attributable to redeemable noncontrolling interests	—	—	—	—	(866)	(866)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	176,703	—	176,703	—	176,703
Common units issued under dividend reinvestment plan	—	509	—	509	—	509
Share-based compensation expense, net of forfeitures	—	3,500	—	3,500	—	3,500
Common units withheld for employee taxes	—	(37)	—	(37)	—	(37)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion of downREIT OP units	—	408	—	408	(408)	—
Adjustment to redeemable noncontrolling interests	—	4,326	—	4,326	—	4,326
BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2021
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2020	$154,963	$2,314,838	$(5,644)	$2,464,157	$84,590	$2,548,747
Net income, excluding $1,877 attributable to redeemable noncontrolling interests	4,021	90,419	—	94,440	1,481	95,921
Other comprehensive income - change in fair value of interest rate swaps, excluding $231 attributable to redeemable noncontrolling interests	—	—	2,406	2,406	—	2,406
Distributions declared to common unit holders	—	(164,788)	—	(164,788)	—	(164,788)
Distributions declared to preferred unit holders	(4,021)	—	—	(4,021)	—	(4,021)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,735 attributable to redeemable noncontrolling interests	—	—	—	—	(1,727)	(1,727)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	87,133	—	87,133	—	87,133
Common units issued under dividend reinvestment plan	—	1,019	—	1,019	—	1,019
Share-based compensation expense, net of forfeitures	—	7,507	—	7,507	—	7,507
Common units withheld for employee taxes	—	(2,813)	—	(2,813)	—	(2,813)
Conversion and redemption of downREIT OP units	—	5,049	—	5,049	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—		—	—	6,554	$6,554
BALANCE AT JUNE 30, 2021	$154,963	$2,338,364	$(3,238)	$2,490,089	$85,750	$2,575,839

BALANCE AT MARCH 31, 2021	$154,963	$2,368,315	$(2,300)	$2,520,978	$83,982	$2,604,960
Net income, excluding $1,069 attributable to redeemable noncontrolling interests	2,011	44,193	—	46,204	786	46,990
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interests	—	—	(938)	(938)	—	(938)
Distributions declared to common unit holders	—	(82,417)	—	(82,417)	—	(82,417)
Distributions declared to preferred unit holders	(2,011)	—	—	(2,011)	—	(2,011)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,039 attributable to redeemable noncontrolling interests	—	—	—	—	(943)	(943)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(81)	—	(81)	—	(81)
Common units issued under dividend reinvestment plan	—	474	—	474	—	474
Share-based compensation expense, net of forfeitures	—	3,358	—	3,358	—	3,358
Common units withheld for employee taxes	—	(8)	—	(8)	—	(8)
Conversion and redemption of downREIT OP units	—	4,530	—	4,530	(4,629)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	6,554	$6,554
BALANCE AT JUNE 30, 2021	$154,963	$2,338,364	$(3,238)	$2,490,089	$85,750	$2,575,839
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$119,195	$97,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,135	131,549
Gain on sale of real estate and change in control of interest	—	(17,428)
(Income) loss from partnerships	(3,005)	1,215
Other, net	(5,261)	8,316
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(10,252)	4,696
Decrease in prepaid expenses and other assets	18,115	11,370
(Decrease) increase in accounts payable and accrued expenses	(5,578)	2,142
Increase in security deposits and other liabilities	1,172	7,551
Net cash provided by operating activities	260,521	247,209
INVESTING ACTIVITIES
Acquisition of real estate	(100,022)	(332,574)
Capital expenditures - development and redevelopment	(150,524)	(182,657)
Capital expenditures - other	(44,024)	(34,970)
Proceeds from sale of real estate	874	19,896
Investment in partnerships	(417)	(2,657)
Distribution from partnerships in excess of earnings	3,665	1,131
Leasing costs	(9,629)	(9,265)
Repayment of mortgage and other notes receivable, net	18	31,122
Net cash used in investing activities	(300,059)	(509,974)
FINANCING ACTIVITIES
Repayment of mortgages, finance leases and notes payable	(17,798)	(151,310)
Issuance of common units, net of costs	259,597	87,286
Distributions to common and preferred unit holders	(171,450)	(166,847)
Shares withheld for employee taxes	(4,638)	(2,813)
Contributions from noncontrolling interests	—	104
Distributions to and redemptions of noncontrolling interests	(6,779)	(3,615)
Net cash provided by (used in) financing activities	58,932	(237,195)
Increase (decrease) in cash, cash equivalents and restricted cash	19,394	(499,960)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$194,557	$316,936

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects.
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
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Certain 2021 amounts have been reclassified to conform to our current period presentation.
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
Impacts of COVID-19 Pandemic and General Economic Conditions
Given ongoing workforce shortages, global supply chain bottlenecks and shortages, and higher levels of inflation, we continue to monitor and address risks related to the COVID-19 pandemic and the state of the economy. The extent of the future effects of COVID-19 and potentially worsening economic conditions on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.
Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments resulted in an increase to rental income of $1.9 million and $2.0 million, respectively, during the three and six months ended June 30, 2022, as compared to a decrease to rental income during the three and six months ended June 30, 2021 of $6.4 million and $21.2 million, respectively, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of June 30, 2022, the revenue from approximately 33% of our tenants (based on total commercial leases) is being recognized on a cash basis.
As of June 30, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $47 million of rent. We have subsequently collected approximately $32 million of those amounts previously deferred.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$72,824	$76,284
Interest capitalized	(9,177)	(13,022)
Interest expense	$63,647	$63,262
Cash paid for interest, net of amounts capitalized	$61,973	$60,782
Cash paid for income taxes	$607	$320
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$1,385	$5,121
Shares issued under dividend reinvestment plan	$866	$866
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$175	$—

	June 30,	December 31,
	2022	2021
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$176,559	$162,132
Restricted cash (1)	17,998	13,031
Total cash, cash equivalents, and restricted cash	$194,557	$175,163
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On April 20, 2022, we acquired the fee interest in Kingstowne Towne Center, a 227,000 square foot shopping center located in Kingstowne, Virginia for $100.0 million. Approximately $4.3 million and $0.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $10.5 million of net assets acquired were allocated to other liabilities for "below market leases."

NOTE 4—DEBT
On June 29, 2022, we repaid the $16.1 million mortgage loan on one of the buildings at our Hoboken property, at par.
During both the three and six months ended June 30, 2022, the maximum amount of borrowings outstanding under our $1.0 billion revolving credit facility was $114.0 million. The weighted average amount of borrowings outstanding was $57.7 million and $30.9 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 2.0% and 1.9%, respectively, for the three and six months ended June 30, 2022. At June 30, 2022, our revolving credit facility had no balance outstanding.
Effective April 1, 2022, as a result of the change in our credit rating, the spread over LIBOR on our revolving credit facility increased from 77.5 basis points to 82.5 basis, and the spread over LIBOR on our unsecured term loan increased from 80 basis points to 85 basis points.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2022, we were in compliance with all default related debt covenants.

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

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$623,455	$614,197	$641,459	$655,864
Senior notes and debentures, net	$3,406,895	$3,177,631	$3,406,088	$3,649,776

As of June 30, 2022, we have two interest rate swap agreements with notional amounts of $55.8 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $55.8 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2022 was an asset of $3.9 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and six months ended June 30, 2022, the value of our interest rate swaps increased $2.0 million and $5.4 million, respectively (including $0.1 million and $0.3 million, respectively, reclassified from other comprehensive income to interest expense). A summary of our financial assets (liabilities) that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,896	$—	$3,896	$—	$(1,511)	$—	$(1,511)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2022, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.2 million and $0.7 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 652,233 downREIT operating partnership units are outstanding which have a total fair value of approximately $62.4 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2022.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2022		2021
	Declared	Paid	Declared	Paid
Common shares	$2.140	$2.140	$2.120	$2.120
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
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
For the three and six months ended June 30, 2022, we settled forward sales agreements by issuing 1,473,904 and 2,203,655 common shares, respectively, for net proceeds of $176.7 million and $259.4 million, respectively. We have no outstanding forward sales agreements as of June 30, 2022. We have the full remaining capacity to issue up to $500.0 million in common shares under our ATM equity program as of June 30, 2022.

On June 15, 2022, one of our 5.417% Series 1 Cumulative Convertible Preferred shareholders converted 7,018 preferred shares to 1,675 common shares.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,500	$3,358	$7,679	$7,507
Capitalized share-based compensation	(300)	(360)	(659)	(758)
Share-based compensation expense	$3,200	$2,998	$7,020	$6,749

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and six months ended June 30, 2022 and 2021, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 682 stock options for the three and six months ended June 30, 2021,

•conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares for both the three and six months ended June 30, 2022 and 2021, and
•the issuance of 1.5 million and 0.7 million shares and units issuable under common share forward sales agreements for the three and six months ended June 30, 2022, respectively, and 0.9 million and 1.4 million, respectively, for the three and six months ended June 30, 2021.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
NUMERATOR
Net income	$64,467	$48,059	$119,195	97,798
Less: Preferred share dividends	(2,008)	(2,011)	(4,018)	(4,021)
Less: Income from operations attributable to noncontrolling interests	(2,791)	(1,855)	(5,535)	(3,358)
Less: Earnings allocated to unvested shares	(300)	(298)	(607)	(592)
Net income available for common shareholders, basic and diluted	$59,368	$43,895	$109,035	$89,827
DENOMINATOR
Weighted average common shares outstanding, basic	79,202	77,474	78,826	77,160
Effect of dilutive securities:
Open forward contracts for share issuances	—	31	29	2
Weighted average common shares outstanding, diluted	79,202	77,505	78,855	77,162

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.75	$0.57	$1.38	$1.16

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
NUMERATOR
Net income	$64,467	$48,059	$119,195	97,798
Less: Preferred unit distributions	(2,008)	(2,011)	(4,018)	(4,021)
Less: Income from operations attributable to noncontrolling interests	(2,791)	(1,855)	(5,535)	(3,358)
Less: Earnings allocated to unvested units	(300)	(298)	(607)	(592)
Net income available for common unit holders, basic and diluted	$59,368	$43,895	$109,035	$89,827
DENOMINATOR
Weighted average common units outstanding, basic	79,202	77,474	78,826	77,160
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	—	31	29	2
Weighted average common units outstanding, diluted	79,202	77,505	78,855	77,162

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.75	$0.57	$1.38	$1.16

NOTE 10—SUBSEQUENT EVENT
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo Shopping Center for $23.6 million, bringing our ownership interest to 100%.
On July 18, 2022, we acquired a 214,000 square foot office building in Scottsdale, Arizona for $53.6 million. This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075.
On July 27, 2022, we acquired a 182,000 square foot shopping center in Kingstowne, Virginia for $100.0 million. The shopping center is adjacent to, and will be operated as part of our Kingstowne Towne Center property.
Additionally, on July 27, 2022, we acquired the fee interest in The Shops at Pembroke, a 392,000 square foot shopping center located in Pembroke Pines, Florida for $180.5 million.

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

Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of June 30, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 105 predominantly retail real estate projects comprising approximately 25.2 million square feet. In total, the real estate projects were 94.1% leased and 92.0% occupied at June 30, 2022.
Impacts of COVID-19 Pandemic and General Economic Conditions
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, and high inflation, we continue to monitor and address risks related to the COVID-19 pandemic and the general state of the economy. While improving, our cash flow and results of operations in the six months ended June 30, 2022 continued to be adversely impacted largely due to vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions positioned many of our tenants to be able to return to payment of contractual rent as soon as possible after the initial impacts from the pandemic have started to subside.
Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments resulted in an increase to rental income of $1.9 million and $2.0 million, respectively, during the three and six months ended June 30, 2022, as compared to a decrease to rental income during the three and six months ended June 30, 2021 of $6.4 million and $21.2 million, respectively, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of June 30, 2022, the revenue from approximately 33% of our tenants (based on total commercial leases) is being recognized on a cash basis.
As of June 30, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $47 million of rent. We have subsequently collected approximately $32 million of those amounts previously deferred.
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

2022 Acquisitions
On April 20, 2022, we acquired the fee interest in Kingstowne Towne Center, a 227,000 square foot shopping center located in Kingstowne, Virginia for $100.0 million. Approximately $4.3 million and $0.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $10.5 million of net assets acquired were allocated to other liabilities for "below market leases." On July 27, 2022, we closed on a 182,000 square foot shopping center adjacent to this acquisition for an additional purchase price of $100.0 million. As a result, the property comprises approximately 410,000 total square feet.
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo Shopping Center for $23.6 million, bringing our ownership interest to 100%.
On July 18, 2022 we acquired a 214,000 square foot office building in Scottsdale, Arizona for $53.6 million. This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075.
On July 27, 2022, we acquired the fee interest in The Shops at Pembroke, a 392,000 shopping center located in Pembroke Pines, Florida for $180.5 million.
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
For the three and six months ended June 30, 2022, we settled forward sales agreements by issuing 1,473,904 and 2,203,655 common shares, respectively, for net proceeds of $176.7 million and $259.4 million, respectively. We have no outstanding forward sales agreements as of June 30, 2022. We have the full remaining capacity to issue up to $500.0 million in common shares under our ATM equity program as of June 30, 2022.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $140 million and $5 million, respectively, for the six months ended June 30, 2022, and $197 million and $5 million for the six months ended June 30, 2021. We capitalized external and internal costs related to other property improvements of $49 million and $2 million, respectively, for the six months ended June 30, 2022, and $34 million and $2 million for the six months ended June 30, 2021. We capitalized external and internal costs related to leasing activities of $7 million and $2 million, respectively, for the six months ended June 30, 2022, and $7 million and $1 million, respectively, for the six months ended June 30, 2021. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $2 million, and $2 million, respectively for the six months ended June 30, 2022, and $5 million, $2 million, and $1 million, respectively, for the six months ended June 30, 2021. Total capitalized costs were $205 million and $246 million for the six months ended June 30, 2022 and 2021, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
While the general economic effects of the COVID-19 pandemic are impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 10, 2022, for discussion of our long-term strategies.

The COVID-19 pandemic continues to negatively impact our business with the largest current impacts being lower occupancy, the timing and level of rent collections, and supply chain disruptions. At June 30, 2022, our commercial space is 92.0%

occupied, which is below historical levels largely due to tenant failures as a result of the pandemic. This lower occupancy will adversely impact our results until we can release the space and the tenant commences paying rent, as well as limit future vacancies caused by the pandemic. We are, however, experiencing strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.1% spread between our leased rate of 94.1% and our occupied rate of 92.0%. Our percentage of contractual rents actually collected continued to increase since the low point in April 2020, including some tenants paying past due amounts. While increasing monthly cash collection rates is a positive, we expect our rent collections may continue to be below our tenants' contractual rent obligations and historical levels in 2022, which will continue to negatively impact our results of operations. We continue to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our development and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the economic impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, and 500 residential units. The expected costs for Phase III are between $465 million and $485 million, with spaces being delivered beginning in the second quarter of 2021. At June 30, 2022, 236,000 square feet of office space has been delivered, all of the units in the residential building have been delivered, and 30,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space). The building is expected to cost between $128 million and $135 million. At June 30, 2022, approximately 172,000 square feet of office and retail has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.
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

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of COVID-19, supply chain disruptions, broader economic conditions, and inflation.
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
At June 30, 2022, the leasable square feet in our properties was 94.1% leased and 92.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2022, we signed leases for a total of 577,000 square feet of retail space including 562,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 5% on a cash basis. New leases for comparable spaces were signed for 218,000 square feet at an average rental increase of 6% on a cash basis. Renewals for comparable spaces were signed for 344,000 square feet at a 4% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $36.99 per square foot, of which, $85.40 per square foot was for new leases and $6.21 per square foot was for renewals for the three months ended June 30, 2022.
For the six months ended June 30, 2022, we signed leases for a total of 1,037,000 square feet of retail space including 1,007,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 6% on a cash basis. New leases for comparable spaces were signed for 395,000 square feet at an average rental increase of 9% on a cash basis. Renewals for comparable spaces were signed for 612,000 square feet at a 3% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $35.03 per square foot, of which, $82.38 per square foot was for new leases and $4.46 per square foot was for renewals for the six months ended June 30, 2022.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2022, all or a portion of 95 properties were considered comparable properties and seven properties were considered non-comparable properties. For the six months ended June 30, 2022, one property was moved from comparable properties to non-comparable properties and one property was moved from non-comparable properties to comparable properties, compared to the designations as of December 31, 2021. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2022 AND 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$263,830	$230,795	$33,035	14.3%
Mortgage interest income	269	830	(561)	(67.6)%
Total property revenue	264,099	231,625	32,474	14.0%
Rental expenses	51,169	42,918	8,251	19.2%
Real estate taxes	31,265	29,323	1,942	6.6%
Total property expenses	82,434	72,241	10,193	14.1%
Property operating income (1)	181,665	159,384	22,281	14.0%
General and administrative expense	(13,604)	(12,846)	(758)	5.9%
Depreciation and amortization	(74,461)	(67,675)	(6,786)	10.0%
Operating income	93,600	78,863	14,737	18.7%
Other interest income	133	250	(117)	(46.8)%
Interest expense	(32,074)	(31,177)	(897)	2.9%
Income from partnerships	2,808	123	2,685	2,182.9%
Total other, net	(29,133)	(30,804)	1,671	(5.4)%
Net income	64,467	48,059	16,408	34.1%
Net income attributable to noncontrolling interests	(2,791)	(1,855)	(936)	50.5%
Net income attributable to the Trust	$61,676	$46,204	$15,472	33.5%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$93,600	$78,863
General and administrative	13,604	12,846
Depreciation and amortization	74,461	67,675
Property operating income	$181,665	$159,384
Property Revenues
Total property revenue increased $32.5 million, or 14.0%, to $264.1 million in the three months ended June 30, 2022 compared to $231.6 million in the three months ended June 30, 2021. The percentage occupied at our shopping centers was 92.0% and 89.6% at June 30, 2022 and 2021, respectively. The most significant driver of the increase in property revenues is ongoing recovery from the initial impacts of COVID-19 during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, when COVID-19 related restrictions were gradually being lifted. Changes in the components of property revenue are discussed below.

Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $33.0 million, or 14.3%, to $263.8 million in the three months ended June 30, 2022 compared to $230.8 million in the three months ended June 30, 2021 due primarily to the following:
•an increase of $10.8 million from 2021 acquisitions and the acquisition of Kingstowne Towne Center in April 2022 (see Note 3 to the consolidated financial statements for additional information),
•an $8.3 million decrease in collectibility related impacts across all properties primarily due to higher collection rates and lower rent abatements in the second quarter of 2022 as tenants continue to recover from the initial impacts of COVID-19,
•an increase of $7.5 million from comparable properties primarily related to higher average occupancy of approximately $2.3 million, higher percentage rent and parking income of $2.1 million primarily the result of the gradual lifting of COVID-19 closures and restrictions during the second quarter of 2021, higher rental rates of $1.4 million, and a $1.3 million increase in CAM recoveries on higher CAM costs, and
•an increase of $7.1 million from non-comparable properties primarily driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 openings at the Phase III office building at Pike & Rose, partially offset by redevelopment related occupancy decreases at Huntington Shopping Center, partially offset by
•a decrease of $2.3 million from 2021 property sales.
Mortgage Interest Income
Mortgage interest income decreased $0.6 million, or 67.6%, to $0.3 million in the three months ended June 30, 2022 compared to $0.8 million in the three months ended June 30, 2021 primarily due to the repayment of $31.1 million of mortgage notes receivable in May 2021.
Property Expenses
Total property expenses increased $10.2 million, or 14.1%, to $82.4 million in the three months ended June 30, 2022 compared to $72.2 million in the three months ended June 30, 2021. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $8.3 million, or 19.2%, to $51.2 million in the three months ended June 30, 2022 compared to $42.9 million in the three months ended June 30, 2021. This increase is primarily due to the following:
•an increase of $2.4 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and management fees, as 2021 had lower costs as a result of COVID-19 impacts as well as inflationary impacts in 2022, and higher insurance costs,
•an increase of $2.1 million from 2021 and 2022 acquisitions,
•an increase of $2.0 million from higher operating costs at our Pike & Rose hotel largely due to lifting of COVID-19 restrictions, and
•an increase of $1.1 million from non-comparable properties driven by the 2021 openings at Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 19.4% in the three months ended June 30, 2022 from 18.6% in the three months ended June 30, 2021.
Real Estate Taxes
Real estate tax expense increased $1.9 million, or 6.6%, to $31.3 million in the three months ended June 30, 2022 compared to $29.3 million in the three months ended June 30, 2021. This increase is primarily due to an increase of $1.1 million from 2021 and 2022 acquisitions and an increase of $0.5 million from non-comparable properties due primarily to the 2021 opening of Phase III at Assembly Row.
Property Operating Income
Property operating income increased $22.3 million, or 14.0%, to $181.7 million in the three months ended June 30, 2022 compared to $159.4 million in the three months ended June 30, 2021. This increase is primarily driven by the ongoing recovery from the initial impacts of COVID-19, which resulted in lower collectibility related adjustments, higher percentage rent and parking income compared to the second quarter of 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at CocoWalk, partially offset by 2021 property sales.
Other Operating
General and Administrative
General and administrative expense increased $0.8 million, or 5.9%, to $13.6 million in the three months ended June 30, 2022 from $12.8 million in the three months ended June 30, 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.8 million, or 10.0%, to $74.5 million in the three months ended June 30, 2022 from $67.7 million in the three months ended June 30, 2021. This increase is due primarily to property acquisitions, the opening of Phase III at Assembly Row, accelerated depreciation as a result of redevelopment activities at Huntington Shopping Center, and the opening of the Phase III office building at Pike & Rose, partially offset by lower write-offs of lease related assets for vacating tenants and 2021 property sales.
Operating Income
Operating income increased $14.7 million, or 18.7%, to $93.6 million in the three months ended June 30, 2022 compared to $78.9 million in the three months ended June 30, 2021. This increase is primarily due to the ongoing recovery from the initial impacts of COVID-19 restrictions, which resulted in lower collectibility related adjustments and parking income compared to the second quarter of 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at CocoWalk, partially offset by 2021 property sales and higher personnel related costs.
Other
Interest Expense
Interest expense increased $0.9 million, or 2.9%, to $32.1 million in the three months ended June 30, 2022 compared to $31.2 million in the three months ended June 30, 2021. This increase is due primarily to a decrease of $1.9 million in capitalized interest, partially offset by a decrease of $0.8 million due to lower weighted average borrowings.
Gross interest costs were $36.6 million and $37.7 million in the three months ended June 30, 2022 and 2021, respectively. Capitalized interest was $4.6 million and $6.5 million for the three months ended June 30, 2022 and 2021, respectively.
Income from partnerships
Income from partnerships increased $2.7 million, to $2.8 million in the three months ended June 30, 2022 compared to $0.1 million in the three months ended June 30, 2021. This increase is due primarily to improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely attributable to the easing of COVID-19 closures and restrictions and the forgiveness of certain loans at some of our restaurants joint ventures and at our Assembly Row hotel joint venture.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $0.9 million, or 50.5%, to $2.8 million in the three months ended June 30, 2022 compared to $1.9 million in the three months ended June 30, 2021. The increase is primarily due to 2021 acquisitions and higher income at our properties with third party partners.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2022 AND 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$520,337	$447,930	$72,407	16.2%
Mortgage interest income	533	1,856	(1,323)	(71.3)%
Total property revenue	520,870	449,786	71,084	15.8%
Rental expenses	107,380	92,156	15,224	16.5%
Real estate taxes	61,825	58,743	3,082	5.2%
Total property expenses	169,205	150,899	18,306	12.1%
Property operating income (1)	351,665	298,887	52,778	17.7%
General and administrative expense	(25,946)	(23,104)	(2,842)	12.3%
Depreciation and amortization	(146,135)	(131,549)	(14,586)	11.1%
Gain on sale of real estate and change in control of interest	—	17,428	(17,428)	(100.0)%
Operating income	179,584	161,662	17,922	11.1%
Other interest income	253	613	(360)	(58.7)%
Interest expense	(63,647)	(63,262)	(385)	0.6%
Income (loss) from partnerships	3,005	(1,215)	4,220	347.3%
Total other, net	(60,389)	(63,864)	3,475	(5.4)%
Net income	119,195	97,798	21,397	21.9%
Net income attributable to noncontrolling interests	(5,535)	(3,358)	(2,177)	64.8%
Net income attributable to the Trust	$113,660	$94,440	$19,220	20.4%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$179,584	$161,662
General and administrative	25,946	23,104
Depreciation and amortization	146,135	131,549
Gain on sale of real estate and change in control of interest	—	(17,428)
Property operating income	$351,665	$298,887

Property Revenues
Total property revenue increased $71.1 million, or 15.8%, to $520.9 million in the six months ended June 30, 2022 compared to $449.8 million in the six months ended June 30, 2021. The percentage occupied at our shopping centers was 92.0% and 89.6% at June 30, 2022 and 2021, respectively. The most significant driver of the increase in property revenues is the ongoing recovery from the initial impacts of COVID-19 during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, when COVID-19 related restrictions were gradually being lifted. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $72.4 million, or 16.2%, to $520.3 million in the six months ended June 30, 2022 compared to $447.9 million in the six months ended June 30, 2021 due primarily to the following:
•a $23.2 million decrease in collectibility related impacts across all properties primarily due to higher collection rates and lower rent abatements in the six months ended June 30, 2022 as tenants continue to recover from the initial impacts of COVID-19,

•an increase of $22.5 million from 2021 acquisitions and the acquisition of Kingstowne Towne Center in April 2022,
•an increase of $14.8 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 openings at the Phase III office building at Pike & Rose, partially offset by redevelopment related occupancy decreases at Huntington Shopping Center,
•an increase of $14.3 million from comparable properties primarily related to higher percentage rent, specialty leasing, and parking income of $6.1 million primarily the result of the gradual lifting of COVID-19 closures and restrictions during the six months ended June, 30, 2021, higher average occupancy of approximately $3.8 million, higher rental rates of $3.4 million, and a $2.3 million increase in CAM recoveries on higher CAM costs, partially offset by lower net termination fees and legal fee income of $1.5 million, and
•an increase of $2.4 million from improved operating results at our Pike & Rose hotel, partially offset by
•a decrease of $5.0 million from 2021 property sales.
Mortgage Interest Income
Mortgage interest income decreased $1.3 million, or 71.3%, to $0.5 million in the six months ended June 30, 2022 compared to $1.9 million in the six months ended June 30, 2021 primarily due to the repayment of $31.1 million of mortgage notes receivable in May 2021.
Property Expenses
Total property expenses increased $18.3 million, or 12.1%, to $169.2 million in the six months ended June 30, 2022 compared to $150.9 million in the six months ended June 30, 2021. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $15.2 million, or 16.5%, to $107.4 million in the six months ended June 30, 2022 compared to $92.2 million in the six months ended June 30, 2021 due primarily to the following:
•an increase of $4.9 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and management fees, as 2021 had lower costs as a result of COVID-19 impacts, and higher insurance costs, partially offset by lower snow removal costs,
•an increase of $3.8 million from 2021 and 2022 acquisitions,
•an increase of $3.4 million from non-comparable properties due primarily to the 2021 openings of Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk, and
•an increase of $2.9 million from higher operating costs at our Pike & Rose hotel largely due to lifting of COVID-19 restrictions, partially offset by,
•a decrease of $0.8 million from our property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income was 20.6% in both the six months ended June 30, 2022 and 2021.
Real Estate Taxes
Real estate tax expense increased $3.1 million, or 5.2%, to $61.8 million in the six months ended June 30, 2022 compared to $58.7 million in the six months ended June 30, 2021. This increase is primarily due to the following:
•an increase of $2.3 million from 2021 and 2022 acquisitions, and
•an increase of $1.4 million from non-comparable properties due primarily to the opening of Phase III at Assembly Row, partially offset by,
•a decrease of $0.5 million from comparable properties primarily due to successful tax appeals.
Property Operating Income
Property operating income increased $52.8 million, or 17.7%, to $351.7 million in the six months ended June 30, 2022 compared to $298.9 million in the six months ended June 30, 2021. This increase is primarily driven by the ongoing recovery from the initial impacts of COVID-19, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to the six months ended June 30, 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at CocoWalk, partially offset by 2021 property sales.
Other Operating
General and Administrative
General and administrative expense increased $2.8 million, or 12.3%, to $25.9 million in the six months ended June 30, 2022 from $23.1 million in the six months ended June 30, 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $14.6 million, or 11.1%, to $146.1 million in the six months ended June 30, 2022 from $131.5 million in the six months ended June 30, 2021. This increase is due primarily to property acquisitions, the opening of Phase III at Assembly Row, accelerated depreciation as a result of redevelopment activities at Huntington Shopping Center, and the opening of the Phase III office building at Pike & Rose, partially offset by the lower write-off of lease related assets for vacating tenants and 2021 property sales.
Gain on Sale of Real Estate and Change in Control of Interest
The $17.4 million gain on sale of real estate for the six months ended June 30, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia and a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture.
Operating Income
Operating income increased $17.9 million, or 11.1%, to $179.6 million in the six months ended June 30, 2022 compared to $161.7 million in the six months ended June 30, 2021. This increase is primarily driven by the ongoing recovery from the initial impacts of COVID-19, which resulted in lower collectibility related adjustments, higher percentage rent, specialty leasing, and parking income compared to the second quarter of 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, the opening of Phase III at Assembly Row in 2021, and redevelopment related occupancy increases at CocoWalk, partially offset by the gains related to the sale of a portion of Graham Park Plaza and the acquisition of the previously unconsolidated Pike & Rose hotel joint venture in 2021, 2021 property sales, and higher personnel related costs.
Interest Expense
Interest expense increased $0.4 million, or 0.6%, to $63.6 million in the six months ended June 30, 2022 compared to $63.3 million in the six months ended June 30, 2021. This increase is due primarily to the following:
•a decrease of $3.8 million in capitalized interest
partially offset by,
•a decrease of $2.8 million due to lower weighted average borrowings, and
•a decrease of $0.7 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $72.8 million and $76.3 million in the six months ended June 30, 2022 and 2021, respectively. Capitalized interest was $9.2 million and $13.0 million for the six months ended June 30, 2022 and 2021, respectively.
Income (loss) from partnerships
Income from partnerships increased $4.2 million, to $3.0 million in the six months ended June 30, 2022 compared to a loss of $1.2 million in the six months ended June 30, 2021. This increase is due primarily to improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions and the forgiveness of certain loans at some of our restaurants joint ventures at our Assembly Row hotel joint venture.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $2.2 million, or 64.8%, to $5.5 million in the six months ended June 30, 2022 compared to $3.4 million in the six months ended June 30, 2021. The increase is primarily due to 2021 acquisitions and higher income at our properties with third party partners.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2022 were approximately $172.3 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

During the first half of 2022, we have continued to see improvements in overall cash collections from tenants with collection rates nearing pre-pandemic levels. We have also taken multiple steps over the past two years to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained.

As of June 30, 2022, there is no balance on our $1.0 billion unsecured revolving credit facility, and we had cash and cash equivalents of $176.6 million. We also have the capacity to issue up to $500.0 million in common shares under our ATM equity program, and we have no debt maturing until the second quarter of 2023.

For the six months ended June 30, 2022, the weighted average amount of borrowings outstanding on our revolving credit facility was $30.9 million, and the weighted average interest rate, before amortization of debt fees, was 1.9%.
Our overall capital requirements for the remainder of 2022 will be impacted by the extent and duration of COVID-19 related closures and restrictions, impacts on our cash collections, and overall economic impacts that might occur including supply chain issues and inflation. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to continue to see elevated levels of investment as we continue to invest in our overall portfolio to better position our properties for a post-COVID environment, costs to prepare vacant space for new tenants, and investments to complete the current phase and start the next phase of our larger mixed-use development projects although at a slightly reduced level from 2021, largely due to deliveries in 2021 of our third phase of Assembly Row.
We believe cash flow from operations, the cash on our balance sheet, and our $1.0 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our past ability to access the capital markets, we also expect debt or equity to be available to us. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. While we have seen significant improvements from the initial negative impacts of the COVID-19 pandemic, it has continued to affect our overall business, and we expect it will continue to negatively impact our business in the short term. However, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$260,521	$247,209
Net cash used in investing activities	(300,059)	(509,974)
Net cash provided by (used in) financing activities	58,932	(237,195)
Increase (decrease) in cash, cash equivalents and restricted cash	19,394	(499,960)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$194,557	$316,936

Net cash provided by operating activities increased $13.3 million to $260.5 million during the six months ended June 30, 2022 from $247.2 million during the six months ended June 30, 2021. The increase was primarily attributable to higher net income before adjusting for non-cash items and gains on sales of real estate, as COVID-19 related restrictions were largely still in place for portions of the six months ended June 30, 2021, partially offset by collections of real estate tax reconciliation billings during the six months ended June 30, 2021 and the timing of payments.

Net cash used in investing activities decreased $209.9 million to $300.1 million during the six months ended June 30, 2022 from $510.0 million during the six months ended June 30, 2021. The decrease was primarily attributable to:
•a $232.6 million decrease in acquisitions of real estate primarily due to the April 2022 acquisition of a shopping center in Kingstowne, Virginia, as compared to the June 2021 acquisitions of three shopping centers in California and Arizona and the April 2021 acquisition of a shopping center in Virginia, and
•a $23.1 million decrease in capital expenditures,
partially offset by,
•the $31.1 million payoff of two mortgage notes receivable in May 2021, and
•$19.9 million of net proceeds from the sale of a portion of Graham Park Plaza in Falls Church, Virginia in March 2021.
Net cash used in financing activities decreased $296.1 million to $58.9 million provided during the six months ended June 30, 2022 from $237.2 million used in the six months ended June 30, 2021. The decrease was primarily attributable to:
•a $172.3 million increase in net proceeds from the issuance of common shares under our ATM equity program for net proceeds of $259.4 million and $87.1 million, respectively, during the six months ended June 30, 2022 and 2021, and
•a $133.5 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022, as compared to the $100.0 million repayment of our $400.0 term loan which was amended in April 2021, the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021, and the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, partially offset by
•a $4.6 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, and
•a $3.2 million increase in distributions to and redemptions of noncontrolling interests primarily related to our 2021 property acquisitions.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2022:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2022	Stated Interest Rate as of June 30, 2022	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,983	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	55,755	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	31,358	Various	Various through 2029
Chelsea	Acquired	4,650	5.36%	January 15, 2031
Subtotal		323,846
Net unamortized debt issuance costs and premium		(1,871)
Total mortgages payable, net		321,975

Notes payable
Revolving credit facility (3) (4)	1,000,000	—	LIBOR + 0.825%	January 19, 2024
Term loan (4)	400,000	300,000	LIBOR + 0.85%	April 16, 2024
Various	7,239	2,400	11.31%	Various through 2028
Subtotal		302,400
Net unamortized debt issuance costs		(920)
Total notes payable, net		301,480

Senior notes and debentures (4)
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(12,305)
Total senior notes and debentures, net		3,406,895

Total debt, net		$4,030,350
_____________________
1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.
2)The interest rates on these mortgages range from 3.91% to 5.00%.
3)The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2022 was $114.0 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.9%.
4)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2022, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2022:

	Unsecured		Secured	Total
	(In thousands)
2022	$509		$1,506	$2,015
2023	275,758		3,196	278,954
2024	900,659	(1)(2)	3,322	903,981
2025	383		47,653	48,036
2026	429,254		26,261	455,515
Thereafter	2,115,037		241,908	2,356,945
	$3,721,600		$323,846	$4,045,446	(3)
__________________
1)    Our $300.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option.
2)    Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of June 30, 2022, there was no outstanding balance under this credit facility.
3)    The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2022.
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
As of June 30, 2022, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2022.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$64,467	$48,059	$119,195	$97,798
Net income attributable to noncontrolling interests	(2,791)	(1,855)	(5,535)	(3,358)
Gain on sale of real estate and change in control of interest	—	—	—	(17,428)
Depreciation and amortization of real estate assets	65,727	56,431	128,704	113,534
Amortization of initial direct costs of leases	5,882	9,181	11,675	13,925
Funds from operations	133,285	111,816	254,039	204,471
Dividends on preferred shares (1)	(1,875)	(2,011)	(3,750)	(4,021)
Income attributable to downREIT operating partnership units	701	740	1,407	1,525
Income attributable to unvested shares	(467)	(398)	(904)	(721)
Funds from operations available for common shareholders	$131,644	$110,147	$250,792	$201,254
Weighted average number of common shares, diluted (1)(2)	79,952	78,203	79,608	77,881

Funds from operations available for common shareholders, per diluted share (2)	$1.65	$1.41	$3.15	$2.58
_____________________
(1)For the three and six months ended June 30, 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)The weighted average common shares for the three and six months ended June 30, 2022 and 2021, used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share but is anti-dilutive for the computation of dilutive EPS for these periods.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2022, we had $3.7 billion of fixed-rate debt outstanding, including $55.8 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $192.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $215.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2022, we had $300.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $3.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2022, we redeemed 4,591 downREIT operating partnership units for common shares.
During the three months ended June 30, 2022, we issued 1,675 common shares upon the conversion of 5.417% Series 1 cumulative convertible preferred shares. The common shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 4, 2022	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 4, 2022	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

34