Form 10-Q
period 2022-09-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2022-11-03
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on October 31, 2022 was 81,209,479.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2022, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of September 30, 2022, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2022

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,963,129 and $2,207,648 of consolidated variable interest entities, respectively)	$9,323,359	$8,814,791
Construction-in-progress (including $23,448 and $18,752 of consolidated variable interest entities, respectively)	681,641	607,271
	10,005,000	9,422,062
Less accumulated depreciation and amortization (including $349,553 and $389,950 of consolidated variable interest entities, respectively)	(2,660,799)	(2,531,095)
Net real estate	7,344,201	6,890,967
Cash and cash equivalents	146,214	162,132
Accounts and notes receivable, net	187,149	169,007
Mortgage notes receivable, net	9,475	9,543
Investment in partnerships	122,822	13,027
Operating lease right of use assets, net	95,187	90,743
Finance lease right of use assets, net	45,756	49,832
Prepaid expenses and other assets	266,203	237,069
TOTAL ASSETS	$8,217,007	$7,622,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $192,442 and $335,301 of consolidated variable interest entities, respectively)	$321,299	$339,993
Notes payable, net	568,302	301,466
Senior notes and debentures, net	3,407,298	3,406,088
Accounts payable and accrued expenses	245,610	235,168
Dividends payable	90,121	86,538
Security deposits payable	28,042	25,331
Operating lease liabilities	78,234	72,661
Finance lease liabilities	67,662	72,032
Other liabilities and deferred credits	242,800	206,187
Total liabilities	5,049,368	4,745,464
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	185,759	213,708
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 and 399,896 shares issued and outstanding, respectively	9,822	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 81,204,286 and 78,603,305 shares issued and outstanding, respectively	817	790
Additional paid-in capital	3,794,247	3,488,794
Accumulated dividends in excess of net income	(1,060,027)	(1,066,932)
Accumulated other comprehensive income (loss)	6,084	(2,047)
Total shareholders’ equity of the Trust	2,900,943	2,580,602
Noncontrolling interests	80,937	82,546
Total shareholders’ equity	2,981,880	2,663,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,217,007	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
REVENUE
Rental income	$273,179	$247,024	$793,516	$694,954
Mortgage interest income	272	260	805	2,116
Total revenue	273,451	247,284	794,321	697,070
EXPENSES
Rental expenses	58,809	49,318	166,189	141,474
Real estate taxes	32,803	29,529	94,628	88,272
General and administrative	13,100	12,253	39,046	35,357
Depreciation and amortization	77,109	70,611	223,244	202,160
Total operating expenses	181,821	161,711	523,107	467,263

Gain on deconsolidation of VIE	70,374	—	70,374	—
Gain on sale of real estate and change in control of interest	29,723	—	29,723	17,428

OPERATING INCOME	191,727	85,573	371,311	247,235

OTHER INCOME/(EXPENSE)
Other interest income	234	88	487	701
Interest expense	(35,060)	(32,249)	(98,707)	(95,511)
Income (loss) from partnerships	1,873	1,129	4,878	(86)
NET INCOME	158,774	54,541	277,969	152,339
Net income attributable to noncontrolling interests	(2,636)	(2,419)	(8,171)	(5,777)
NET INCOME ATTRIBUTABLE TO THE TRUST	156,138	52,122	269,798	146,562
Dividends on preferred shares	(2,008)	(2,010)	(6,026)	(6,031)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$154,130	$50,112	$263,772	$140,531

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.90	$0.64	$3.31	$1.81
Weighted average number of common shares	80,765	77,485	79,480	77,269
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.89	$0.64	$3.31	$1.81
Weighted average number of common shares	81,511	77,575	80,137	77,287

COMPREHENSIVE INCOME	$161,569	$55,095	$286,902	$155,530

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$158,672	$52,634	$277,929	$149,480

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2022
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	2,876,427
Net income, excluding $1,774 attributable to redeemable noncontrolling interests	—	—	—	—	—	156,138	—	862	157,000
Other comprehensive income - change in fair value of interest rate swaps, excluding $261 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,534	—	2,534
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(87,694)	—	—	(87,694)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,974 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,441)	(1,441)
Common shares issued, net	—	—	296,872	3	32,889	—	—	—	32,892
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	5,832	—	573	—	—	—	573
Share-based compensation expense, net of forfeitures	—	—	6,810	1	3,578	—	—	—	3,579
Shares withheld for employee taxes	—	—	(2,398)		(248)	—	—	—	(248)
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	(741)	—	—	—	(741)
BALANCE AT SEPTEMBER 30, 2022	398,878	$159,822	81,204,286	$817	$3,794,247	$(1,060,027)	$6,084	$80,937	$2,981,880

BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $5,301 attributable to redeemable noncontrolling interests	—	—	—	—	—	269,798	—	2,870	272,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $802 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	8,131	—	8,131
Dividends declared to common shareholders ($3.22 per share)	—	—	—	—	—	(256,867)	—	—	(256,867)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,026)	—	—	(6,026)
Distributions declared to noncontrolling interests, excluding $6,112 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,066)	(4,066)
Common shares issued, net	—	—	2,500,569	25	292,319	—	—	—	292,344
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	13,832	—	1,584	—	—	—	1,584
Share-based compensation expense, net of forfeitures	—	—	110,915	2	11,256	—	—	—	11,258
Shares withheld for employee taxes	—	—	(40,974)	—	(4,886)	—	—	—	(4,886)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion of downREIT OP units	—	—	14,598	—	1,385	—	—	(1,385)	—
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	3,585	—	—	—	3,585
BALANCE AT SEPTEMBER 30, 2022	398,878	$159,822	81,204,286	$817	$3,794,247	$(1,060,027)	$6,084	$80,937	$2,981,880

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2021
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2021	405,896	$159,997	77,760,588	$782	$3,395,189	$(1,062,641)	$(3,238)	$85,750	$2,575,839
Net income, excluding $1,595 attributable to redeemable noncontrolling interests	—	—	—	—	—	52,122	—	824	52,946
Other comprehensive income - change in fair value of interest rate swaps, excluding $42 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	512	—	512
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(83,212)	—	—	(83,212)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $1,310 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,555)	(1,555)
Common shares issued, net	—	—	19	—	(67)	—	—	—	(67)
Shares issued under dividend reinvestment plan	—	—	4,194	—	488	—	—	—	488
Share-based compensation expense, net of forfeitures	—	—	10,907	—	3,367	—	—	—	3,367
Shares withheld for employee taxes	—	—	(1,063)	—	(126)	—	—	—	(126)
BALANCE AT SEPTEMBER 30, 2021	405,896	$159,997	77,774,645	$782	$3,398,851	$(1,095,741)	$(2,726)	$85,019	$2,546,182

BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $3,472 attributable to redeemable noncontrolling interests	—	—	—	—	—	146,562	—	2,305	148,867
Other comprehensive income - change in fair value of interest rate swaps, excluding $273 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,918	—	2,918
Dividends declared to common shareholders ($3.19 per share)	—	—	—	—	—	(248,000)	—	—	(248,000)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,031)	—	—	(6,031)
Distributions declared to noncontrolling interests, excluding $3,045 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(3,282)	(3,282)
Common shares issued, net	—	—	847,528	9	87,057	—	—	—	87,066
Shares issued under dividend reinvestment plan	—	—	15,710	—	1,507	—	—	—	1,507
Share-based compensation expense, net of forfeitures	—	—	163,092	2	10,872	—	—	—	10,874
Shares withheld for employee taxes	—	—	(28,563)	—	(2,939)	—	—	—	(2,939)
Conversion and redemption of downREIT OP units	—	—	49,484	—	5,049	—	—	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,554	6,554
BALANCE AT SEPTEMBER 30, 2021	405,896	$159,997	77,774,645	$782	$3,398,851	$(1,095,741)	$(2,726)	$85,019	$2,546,182
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$277,969	$152,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,244	202,160
Gain on deconsolidation of VIE	(70,374)	—
Gain on sale of real estate and change in control of interest	(29,723)	(17,428)
(Income) loss from partnerships	(4,878)	86
Straight-line rent	(14,414)	(4,114)
Share-based compensation expense	10,255	9,780
Other, net	(3,509)	(2,206)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(5,519)	4,857
Decrease (increase) in prepaid expenses and other assets	1,361	(6,004)
Increase in accounts payable and accrued expenses	13,948	15,505
Increase in security deposits and other liabilities	10,933	11,061
Net cash provided by operating activities	409,293	366,036
INVESTING ACTIVITIES
Acquisition of real estate	(429,990)	(366,466)
Capital expenditures - development and redevelopment	(213,881)	(282,833)
Capital expenditures - other	(70,004)	(48,693)
Costs associated with property sold under threat of condemnation	(2,915)	—
Proceeds from sale of real estate	66,682	19,896
Change in cash from deconsolidation of VIE	(4,192)	—
Investment in partnerships	(417)	(2,657)
Distribution from partnerships in excess of earnings	5,076	1,868
Leasing costs	(17,039)	(14,079)
(Issuance) repayment of mortgage and other notes receivable, net	(3,471)	31,122
Net cash used in investing activities	(670,151)	(661,842)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	267,000	—
Repayment of mortgages, finance leases and notes payable	(18,644)	(160,307)
Issuance of common shares, net of costs	292,671	87,279
Dividends paid to common and preferred shareholders	(258,009)	(250,849)
Shares withheld for employee taxes	(4,886)	(2,939)
Contributions from noncontrolling interests	—	104
Distributions to and redemptions of redeemable noncontrolling interests	(33,801)	(6,473)
Net cash provided by (used in) financing activities	244,331	(333,185)
Decrease in cash, cash equivalents and restricted cash	(16,527)	(628,991)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$158,636	$187,905

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,963,129 and $2,207,648 of consolidated variable interest entities, respectively)	$9,323,359	$8,814,791
Construction-in-progress (including $23,448 and $18,752 of consolidated variable interest entities, respectively)	681,641	607,271
	10,005,000	9,422,062
Less accumulated depreciation and amortization (including $349,553 and $389,950 of consolidated variable interest entities, respectively)	(2,660,799)	(2,531,095)
Net real estate	7,344,201	6,890,967
Cash and cash equivalents	146,214	162,132
Accounts and notes receivable, net	187,149	169,007
Mortgage notes receivable, net	9,475	9,543
Investment in partnerships	122,822	13,027
Operating lease right of use assets, net	95,187	90,743
Finance lease right of use assets, net	45,756	49,832
Prepaid expenses and other assets	266,203	237,069
TOTAL ASSETS	$8,217,007	$7,622,320
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $192,442 and $335,301 of consolidated variable interest entities, respectively)	$321,299	$339,993
Notes payable, net	568,302	301,466
Senior notes and debentures, net	3,407,298	3,406,088
Accounts payable and accrued expenses	245,610	235,168
Dividends payable	90,121	86,538
Security deposits payable	28,042	25,331
Operating lease liabilities	78,234	72,661
Finance lease liabilities	67,662	72,032
Other liabilities and deferred credits	242,800	206,187
Total liabilities	5,049,368	4,745,464
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	185,759	213,708
Partner capital
Preferred units, 398,878 and 405,896 units issued and outstanding, respectively	154,788	154,963
Common units, 81,204,286 and 78,603,305 units issued and outstanding, respectively	2,740,071	2,427,686
Accumulated other comprehensive income (loss)	6,084	(2,047)
Total partner capital	2,900,943	2,580,602
Noncontrolling interests in consolidated partnerships	80,937	82,546
Total capital	2,981,880	2,663,148
TOTAL LIABILITIES AND CAPITAL	$8,217,007	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
REVENUE
Rental income	$273,179	$247,024	$793,516	$694,954
Mortgage interest income	272	260	805	2,116
Total revenue	273,451	247,284	794,321	697,070
EXPENSES
Rental expenses	58,809	49,318	166,189	141,474
Real estate taxes	32,803	29,529	94,628	88,272
General and administrative	13,100	12,253	39,046	35,357
Depreciation and amortization	77,109	70,611	223,244	202,160
Total operating expenses	181,821	161,711	523,107	467,263

Gain on deconsolidation of VIE	70,374	—	70,374	—
Gain on sale of real estate and change in control of interest	29,723	—	29,723	17,428

OPERATING INCOME	191,727	85,573	371,311	247,235

OTHER INCOME/(EXPENSE)
Other interest income	234	88	487	701
Interest expense	(35,060)	(32,249)	(98,707)	(95,511)
Income (loss) from partnerships	1,873	1,129	4,878	(86)
NET INCOME	158,774	54,541	277,969	152,339
Net income attributable to noncontrolling interests	(2,636)	(2,419)	(8,171)	(5,777)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	156,138	52,122	269,798	146,562
Distributions on preferred units	(2,008)	(2,010)	(6,026)	(6,031)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$154,130	$50,112	$263,772	$140,531

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$1.90	$0.64	$3.31	$1.81
Weighted average number of common units	80,765	77,485	79,480	77,269
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.89	$0.64	$3.31	$1.81
Weighted average number of common units	81,511	77,575	80,137	77,287

COMPREHENSIVE INCOME	$161,569	$55,095	$286,902	$155,530

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$158,672	$52,634	$277,929	$149,480

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2022
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427
Net income, excluding $1,774 attributable to redeemable noncontrolling interests	2,008	154,130	—	156,138	862	157,000
Other comprehensive income - change in fair value of interest rate swaps, excluding $261 attributable to redeemable noncontrolling interests	—	—	2,534	2,534	—	2,534
Distributions declared to common unit holders	—	(87,694)	—	(87,694)	—	(87,694)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,974 attributable to redeemable noncontrolling interests	—	—	—	—	(1,441)	(1,441)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	32,892	—	32,892	—	32,892
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	573	—	573	—	573
Share-based compensation expense, net of forfeitures	—	3,579	—	3,579	—	3,579
Common units withheld for employee taxes	—	(248)	—	(248)	—	(248)
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	(741)	—	(741)	—	(741)
BALANCE AT SEPTEMBER 30, 2022	154,788	2,740,071	6,084	2,900,943	80,937	2,981,880

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $5,301 attributable to redeemable noncontrolling interests	6,026	263,772	—	269,798	2,870	272,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $802 attributable to redeemable noncontrolling interest	—	—	8,131	8,131	—	8,131
Distributions declared to common unit holders	—	(256,867)	—	(256,867)	—	(256,867)
Distributions declared to preferred unit holders	(6,026)	—	—	(6,026)	—	(6,026)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $6,112 attributable to redeemable noncontrolling interests	—	—	—	—	(4,066)	(4,066)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	292,344	—	292,344	—	292,344
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	1,584	—	1,584	—	1,584
Share-based compensation expense, net of forfeitures	—	11,258	—	11,258	—	11,258
Common units withheld for employee taxes	—	(4,886)	—	(4,886)	—	(4,886)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion of downREIT OP units	—	1,385	—	1,385	(1,385)	—
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	3,585	—	3,585	—	3,585
BALANCE AT SEPTEMBER 30, 2022	$154,788	$2,740,071	$6,084	$2,900,943	$80,937	$2,981,880

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2021
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT JUNE 30, 2021	$154,963	$2,338,364	$(3,238)	$2,490,089	$85,750	$2,575,839
Net income, excluding $1,595 attributable to redeemable noncontrolling interests	2,010	50,112	—	52,122	824	52,946
Other comprehensive income - change in fair value of interest rate swaps, excluding $42 attributable to redeemable noncontrolling interests	—	—	512	512	—	512
Distributions declared to common unit holders	—	(83,212)	—	(83,212)	—	(83,212)
Distributions declared to preferred unit holders	(2,010)	—	—	(2,010)	—	(2,010)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,310 attributable to redeemable noncontrolling interests	—	—	—	—	(1,555)	(1,555)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(67)	—	(67)	—	(67)
Common units issued under dividend reinvestment plan	—	488	—	488	—	488
Share-based compensation expense, net of forfeitures	—	3,367	—	3,367	—	3,367
Common units withheld for employee taxes	—	(126)	—	(126)	—	(126)
BALANCE AT SEPTEMBER 30, 2021	$154,963	$2,308,926	$(2,726)	$2,461,163	$85,019	$2,546,182

BALANCE AT DECEMBER 31, 2020	$154,963	$2,314,838	$(5,644)	$2,464,157	$84,590	$2,548,747
Net income, excluding $3,472 attributable to redeemable noncontrolling interests	6,031	140,531	—	146,562	2,305	148,867
Other comprehensive income - change in fair value of interest rate swaps, excluding $273 attributable to redeemable noncontrolling interests	—	—	2,918	2,918	—	2,918
Distributions declared to common unit holders	—	(248,000)	—	(248,000)	—	(248,000)
Distributions declared to preferred unit holders	(6,031)	—	—	(6,031)	—	(6,031)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,045 attributable to redeemable noncontrolling interests	—	—	—	—	(3,282)	(3,282)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	87,066	—	87,066	—	87,066
Common units issued under dividend reinvestment plan	—	1,507	—	1,507	—	1,507
Share-based compensation expense, net of forfeitures	—	10,874	—	10,874	—	10,874
Common units withheld for employee taxes	—	(2,939)	—	(2,939)	—	(2,939)
Conversion and redemption of downREIT OP units	—	5,049	—	5,049	(5,148)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—		—	—	6,554	$6,554
BALANCE AT SEPTEMBER 30, 2021	$154,963	$2,308,926	$(2,726)	$2,461,163	$85,019	$2,546,182
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$277,969	$152,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,244	202,160
Gain on deconsolidation of VIE	(70,374)	—
Gain on sale of real estate and change in control of interest	(29,723)	(17,428)
(Income) loss from partnerships	(4,878)	86
Straight-line rent	(14,414)	(4,114)
Share-based compensation expense	10,255	9,780
Other, net	(3,509)	(2,206)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(5,519)	4,857
Decrease (increase) in prepaid expenses and other assets	1,361	(6,004)
Increase in accounts payable and accrued expenses	13,948	15,505
Increase in security deposits and other liabilities	10,933	11,061
Net cash provided by operating activities	409,293	366,036
INVESTING ACTIVITIES
Acquisition of real estate	(429,990)	(366,466)
Capital expenditures - development and redevelopment	(213,881)	(282,833)
Capital expenditures - other	(70,004)	(48,693)
Costs associated with property sold under threat of condemnation	(2,915)	—
Proceeds from sale of real estate	66,682	19,896
Change in cash from deconsolidation of VIE	(4,192)	—
Investment in partnerships	(417)	(2,657)
Distribution from partnerships in excess of earnings	5,076	1,868
Leasing costs	(17,039)	(14,079)
(Issuance) repayment of mortgage and other notes receivable, net	(3,471)	31,122
Net cash used in investing activities	(670,151)	(661,842)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	267,000	—
Repayment of mortgages, finance leases and notes payable	(18,644)	(160,307)
Issuance of common units, net of costs	292,671	87,279
Distributions to common and preferred unit holders	(258,009)	(250,849)
Shares withheld for employee taxes	(4,886)	(2,939)
Contributions from noncontrolling interests	—	104
Distributions to and redemptions of redeemable noncontrolling interests	(33,801)	(6,473)
Net cash provided by (used in) financing activities	244,331	(333,185)
Decrease in cash, cash equivalents and restricted cash	(16,527)	(628,991)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$158,636	$187,905

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year. Certain 2021 amounts have been reclassified to conform to our current period presentation.
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
Impacts of COVID-19 Pandemic and General Economic Conditions
Given ongoing workforce shortages, global supply chain bottlenecks and shortages, higher levels of inflation, and rising interest rates, we continue to monitor and address risks related to the global COVID-19 pandemic and the state of the economy. The extent of the future effects of COVID-19 and potentially worsening economic conditions on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.
Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments resulted in an increase to rental income of $0.9 million and $2.9 million, respectively, during the three and nine months ended September 30, 2022, as compared to a decrease to rental income during the three and nine months ended September 30, 2021 of $0.6 million and $21.8 million, respectively, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of September 30, 2022, the revenue from approximately 31% of our tenants (based on total commercial leases) is being recognized on a cash basis.
As of September 30, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $47 million of rent. We have subsequently collected approximately $33 million of those amounts previously deferred.
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
We expect to apply some of the practical expedients, as we are in the process of transitioning the $55.4 million mortgage loan at Hoboken and the $39.2 million mortgage loan related to the unconsolidated Assembly Row hotel (of which our share is $19.6 million) from LIBOR to alternative interest rates. We do not expect a significant impact to our financial results, financial position, or cash flows from this transition.

ASU 2022-03, June 2022, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	This ASU clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, and requires specific disclosures for all entities with equity securities subject to a contractual sale restriction including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. In addition, the ASU prohibits an entity from recognizing a contractual sale as a separate unit of account.

	This guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted.	We are assessing the impact of this ASU on OP units issued as consideration in future acquisitions.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$112,596	$113,691
Interest capitalized	(13,889)	(18,180)
Interest expense	$98,707	$95,511
Cash paid for interest, net of amounts capitalized	$94,712	$91,887
Cash paid for income taxes	$616	$326
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$1,385	$5,121
Shares issued under dividend reinvestment plan	$1,292	$1,294
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$175	$—

	September 30,	December 31,
	2022	2021
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$146,214	$162,132
Restricted cash (1)	12,422	13,031
Total cash, cash equivalents, and restricted cash	$158,636	$175,163
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
Property Acquisitions
During the nine months ended September 30, 2022, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Gross Value
			(in square feet)	(in millions)
April 20, 2022 & July 27, 2022	Kingstowne Towne Center	Kingstowne, Virginia	410,000	$200.0	(1)
July 18, 2022	Hilton Village (office building)	Scottsdale, Arizona	214,000	$53.6	(2)
July 27, 2022	The Shops at Pembroke Gardens	Pembroke Pines, Florida	392,000	$180.5	(3)
(1) Approximately $11.3 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $20.2 million of net assets acquired were allocated to other liabilities for "below market leases."
(2) This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075, for which we have recorded a $6.5 million "operating lease right of use asset" (net of a $0.8 million above market liability) and a $7.3 million "operating lease liability." Approximately $8.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and $0.1 million of net assets acquired were allocated to other liabilities for "below market leases."
(3) Approximately $16.3 million and $1.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $18.4 million of net assets acquired were allocated to other liabilities for "below market leases."
Property Dispositions
During the three and nine months ended September 30, 2022, we sold one residential property (including an adjacent retail pad) and one retail property for sales prices totaling $66.8 million, resulting in net gains totaling approximately $20.4 million.

Other Transaction
On August 25, 2022, we entered into a tenancy in common ("TIC") agreement with our partner in the partnership that owned Escondido Promenade. As a result, the Company owns a 77.7% TIC interest, and our former partner owns the remaining 22.3% interest. While the Company controlled and consolidated Escondido Promenade under the previous partnership arrangement, control is shared under the TIC agreement. The transaction is considered a transfer of our previous controlling partner interest in exchange for a non-controlling TIC interest. Accordingly, we deconsolidated the entity and recorded our TIC interest at fair value as an equity method investment. We recognized a $70.4 million "gain on deconsolidation of VIE" on our consolidated statements of operations, which is the difference between the net carrying value of the deconsolidated entity and the fair value of our TIC interest. As of August 25, 2022, the fair value of our investment in the entity was $110.0 million, and is included in "investment in partnerships" on our consolidated balance sheet as of September 30, 2022. As a part of this transaction, we made a $3.5 million loan to our co-owner, which is included in "accounts and notes receivable, net" on our consolidated balance sheet at September 30, 2022. In addition, we entered into a purchase option agreement to acquire the TIC interest from our co-owner, which was secured through an option payment of $1.5 million, and allows us to exercise our option at any time between February 1, 2023 and March 15, 2023.

NOTE 4—DEBT
On June 29, 2022, we repaid the $16.1 million mortgage loan on one of the buildings at our Hoboken property, at par.
During both the three and nine months ended September 30, 2022, the maximum amount of borrowings outstanding under our $1.0 billion revolving credit facility was $330.0 million. The weighted average amount of borrowings outstanding was $229.5 million and $97.8 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 3.4% and 3.1%, respectively, for the three and nine months ended September 30, 2022. At September 30, 2022, our revolving credit facility had $267.0 million outstanding.
Effective April 1, 2022, as a result of the change in our credit rating, the spread over LIBOR on our revolving credit facility increased from 77.5 basis points to 82.5 basis, and the spread over LIBOR on our unsecured term loan increased from 80 basis points to 85 basis points.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2022, we were in compliance with all default related debt covenants.

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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$889,601	$867,018	$641,459	$655,864
Senior notes and debentures, net	$3,407,298	$3,043,034	$3,406,088	$3,649,776

As of September 30, 2022, we have two interest rate swap agreements with notional amounts of $55.4 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $55.4 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2022 was an asset of $6.5 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and nine months ended September 30, 2022, the value of our interest rate swaps increased $2.6 million and $8.0 million, respectively (including less than $0.1 million reclassified from other comprehensive income as a decrease to interest expense for the three months ended and $0.3 million for the nine months ended reclassified from other comprehensive income as an increase to interest expense, respectively). A summary of our financial assets (liabilities) that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$6,508	$—	$6,508	$—	$(1,511)	$—	$(1,511)
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2022, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.2 million and $0.9 million, respectively.

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
On December 11, 2019, we received proceeds related to the sale under the threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and recorded a corresponding liability for our estimate of these costs. During September 2022, we recorded a net reduction to our liability for condemnation and transaction costs to reflect the impact of a recent tenant settlement agreement and our current estimate of remaining costs, and accordingly, for the three and nine months ended September 30, 2022, we have recognized a gain of $9.3 million, which is included in our consolidated statements of operations. Additionally, during the nine months ended September 30, 2022, we incurred $2.9 million of payments to tenants, and consequently, at September 30, 2022, we have a liability of $20.1 million to reflect our estimate of the remaining consideration.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 652,233 downREIT operating partnership units are outstanding which have a total fair value of approximately $58.8 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2022.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2022		2021
	Declared	Paid	Declared	Paid
Common shares	$3.220	$3.210	$3.190	$3.180
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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
For the three and nine months ended September 30, 2022, we issued 296,843 common shares at a weighted average price per share of $112.11 for net cash proceeds of $32.9 million including paying $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $466.7 million in common shares under our ATM equity program as of September 30, 2022.
For the nine months ended September 30, 2022, we settled forward sales agreements by issuing 2,203,655 common shares for net proceeds of $259.4 million. We have no outstanding forward sales agreements as of September 30, 2022.
On June 15, 2022, one of our 5.417% Series 1 Cumulative Convertible Preferred shareholders converted 7,018 preferred shares to 1,675 common shares.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,579	$3,367	$11,258	$10,874
Capitalized share-based compensation	(344)	(336)	(1,003)	(1,094)
Share-based compensation expense	$3,235	$3,031	$10,255	$9,780

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and nine months ended September 30, 2022 and 2021, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 682 stock options for the three and nine months ended September 30, 2021,
•conversions of downREIT operating partnership units for the three and nine months ended September 30, 2021,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for the nine months ended September 30, 2022, and the three and nine months ended September 30, 2021, and
•the issuance of 1.8 million shares and units issuable under common share forward sales agreements for the nine months ended September 30, 2022, and 0.9 million and 1.7 million, respectively, for the three and nine months ended September 30, 2021.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
NUMERATOR
Net income	$158,774	$54,541	$277,969	152,339
Less: Preferred share dividends	(2,008)	(2,010)	(6,026)	(6,031)
Less: Income from operations attributable to noncontrolling interests	(2,636)	(2,419)	(8,171)	(5,777)
Less: Earnings allocated to unvested shares	(535)	(309)	(935)	(901)
Net income available for common shareholders, basic and diluted	$153,595	$49,803	$262,837	$139,630
DENOMINATOR
Weighted average common shares outstanding, basic	80,765	77,485	79,480	77,269
Effect of dilutive securities:
Open forward contracts for share issuances	—	90	1	18
DownREIT operating partnership units	652	—	656	—
5.417% Series 1 Cumulative Convertible Preferred Shares	94	—	—	—
Weighted average common shares outstanding, diluted	81,511	77,575	80,137	77,287

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.90	$0.64	$3.31	$1.81

EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.89	$0.64	$3.31	$1.81

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per unit data)
NUMERATOR
Net income	$158,774	$54,541	$277,969	152,339
Less: Preferred unit distributions	(2,008)	(2,010)	(6,026)	(6,031)
Less: Income from operations attributable to noncontrolling interests	(2,636)	(2,419)	(8,171)	(5,777)
Less: Earnings allocated to unvested units	(535)	(309)	(935)	(901)
Net income available for common unit holders, basic and diluted	$153,595	$49,803	$262,837	$139,630
DENOMINATOR
Weighted average common units outstanding, basic	80,765	77,485	79,480	77,269
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	—	90	1	18
DownREIT operating partnership units	652	—	656	—
5.417% Series 1 Cumulative Convertible Preferred Units	94	—	—	—
Weighted average common units outstanding, diluted	81,511	77,575	80,137	77,287

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$1.90	$0.64	$3.31	$1.81

EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.89	$0.64	$3.31	$1.81

NOTE 10—SUBSEQUENT EVENTS
On October 5, 2022, we amended our revolving credit facility, increasing the borrowing capacity from $1.0 billion to $1.25 billion, extending the maturity date to April 5, 2027, plus two six-month extension options, transitioning the interest rate provisions from LIBOR to the secured overnight financing rate ("SOFR"), and adjusting the spread for SOFR based loans. Our SOFR based loans bear interest at Daily Simple SOFR or Term SOFR as defined in the credit agreement plus 0.10% plus a spread, based on our credit rating. The current spread is 77.5 basis points. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. On October 5, 2022, we also amended our unsecured term loan and borrowed an additional $300.0 million, bringing the total outstanding to $600.0 million. The term loan amendment also transitioned the interest rate provisions from LIBOR to SOFR, with the basis point spread over SOFR remaining at 85 basis points, based on our current credit rating. The net proceeds from the term loan were used to repay the $267.0 million outstanding balance on the revolving credit facility and for general corporate purposes.
On October 6, 2022, we acquired a 47.5% interest in an unconsolidated joint venture that owns two shopping centers totaling 617,000 square feet in Chandler, Arizona for $58.9 million. The properties have combined mortgage debt of $76.1 million, of which our share is approximately $36.2 million.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of September 30, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 25.6 million square feet. In total, the real estate projects were 94.3% leased and 92.1% occupied at September 30, 2022.
Impacts of COVID-19 Pandemic and General Economic Conditions
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, and high inflation, we continue to monitor and address risks related to the COVID-19 pandemic and the general state of the economy. While improving, our cash flow and results of operations in the nine months ended September 30, 2022 continued to be negatively impacted largely due to vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions positioned many of our tenants to be able to return to payment of contractual rent as soon as possible after the initial impacts from the pandemic have started to subside.
Our collection of rents has continued to improve including collecting rents related to prior periods. As a result, our collectibility related adjustments resulted in an increase to rental income of $0.9 million and $2.9 million, respectively, during the three and nine months ended September 30, 2022, as compared to a decrease to rental income during the three and nine months ended September 30, 2021 of $0.6 million and $21.8 million, respectively, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of September 30, 2022, the revenue from approximately 31% of our tenants (based on total commercial leases) is being recognized on a cash basis.
As of September 30, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $47 million of rent. We have subsequently collected approximately $33 million of those amounts previously deferred.
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

2022 Acquisitions, Dispositions, and Other Transacations
Property Acquisitions
During the nine months ended September 30, 2022, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Gross Value
			(in square feet)	(in millions)
April 20, 2022 & July 27, 2022	Kingstowne Towne Center	Kingstowne, Virginia	410,000	$200.0	(1)
July 18, 2022	Hilton Village (office building)	Scottsdale, Arizona	214,000	$53.6	(2)
July 27, 2022	The Shops at Pembroke Gardens	Pembroke Pines, Florida	392,000	$180.5	(3)
(1) Approximately $11.3 million and $0.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $20.2 million of net assets acquired were allocated to other liabilities for "below market leases."
(2) This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075, for which we have recorded a $6.5 million "operating lease right of use asset" (net of a $0.8 million above market liability) and a $7.3 million "operating lease liability." Approximately $8.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and $0.1 million of net assets acquired were allocated to other liabilities for "below market leases."
(3) Approximately $16.3 million and $1.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $18.4 million of net assets acquired were allocated to other liabilities for "below market leases."
On October 6, 2022, we acquired a 47.5% interest in an unconsolidated joint venture that owns two shopping centers totaling 617,000 square feet in Chandler, Arizona for $58.9 million. The properties have combined mortgage debt of $76.1 million, of which our share is approximately $36.2 million.
Property Dispositions
During the three and nine months ended September 30, 2022, we sold one residential property (including an adjacent retail pad) and one retail property for sales prices totaling $66.8 million, resulting in net gains totaling approximately $20.4 million.
Other Transactions
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo shopping center for $23.6 million, bringing our ownership interest to 100%.
On August 25, 2022, we entered into a tenancy in common ("TIC") agreement with our partner in the partnership that owned Escondido Promenade. As a result, the Company owns a 77.7% TIC interest, and our former partner owns the remaining 22.3% interest. While the Company controlled and consolidated Escondido Promenade under the previous partnership arrangement, control is shared under the TIC agreement. The transaction is considered a transfer of our previous controlling partner interest in exchange for a non-controlling TIC interest. Accordingly, we deconsolidated the entity and recorded our TIC interest at fair value as an equity method investment. We recognized a $70.4 million "gain on deconsolidation of VIE" on our consolidated statements of operations, which is the difference between the net carrying value of the deconsolidated entity and the fair value of our TIC interest. As of August 25, 2022, the fair value of our investment in the entity was $110.0 million, and is included in "investment in partnerships" on our consolidated balance sheet as of September 30, 2022. As a part of this transaction, we made a $3.5 million loan to our co-owner, which is included in "accounts and notes receivable, net" on our consolidated balance sheet at September 30, 2022. In addition, we entered into a purchase option agreement to acquire the TIC interest from our co-owner, which was secured through an option payment of $1.5 million, and allows us to exercise our option at any time between February 1, 2023 and March 15, 2023.

2022 Debt and Equity Transactions
On June 29, 2022, we repaid the $16.1 million mortgage loan on one of the buildings at our Hoboken property, at par.
On October 5, 2022, we amended our revolving credit facility, increasing the borrowing capacity from $1.0 billion to $1.25 billion, extending the maturity date to April 5, 2027, plus two six-month extension options, transitioning the interest rate provisions from LIBOR to the secured overnight financing rate ("SOFR"), and adjusting the spread for SOFR based loans. Our SOFR based loans bear interest at Daily Simple SOFR or Term SOFR as defined in the credit agreement plus 0.10% plus a spread, based on our credit rating. The current spread is 77.5 basis points. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. On October 5, 2022, we also amended our unsecured term loan and borrowed an additional $300.0 million, bringing the total outstanding to $600.0 million. The term loan amendment also transitioned the interest rate provisions from LIBOR to SOFR, with the basis point spread over SOFR remaining at 85 basis points, based on our current credit rating. The net proceeds from the term loan were used to repay the $267.0 million outstanding balance on the revolving credit facility and for general corporate purposes.
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
For the three and nine months ended September 30, 2022, we issued 296,843 common shares at a weighted average price per share of $112.11 for net cash proceeds of $32.9 million including paying $0.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $466.7 million in common shares under our ATM equity program as of September 30, 2022.
For the nine months ended September 30, 2022, we settled forward sales agreements by issuing 2,203,655 common shares for net proceeds of $259.4 million. We have no outstanding forward sales agreements as of September 30, 2022.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $208 million and $8 million, respectively, for the nine months ended September 30, 2022, and $276 million and $7 million for the nine months ended September 30, 2021. We capitalized external and internal costs related to other property improvements of $76 million and $3 million, respectively, for the nine months ended September 30, 2022, and $44 million and $3 million for the nine months ended September 30, 2021. We capitalized external and internal costs related to leasing activities of $14 million and $3 million, respectively, for the nine months ended September 30, 2022, and $11 million and $2 million, respectively, for the nine months ended September 30, 2021. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $8 million, $2 million, and $3 million, respectively for the nine months ended September 30, 2022, and $7 million, $2 million, and $2 million, respectively, for the nine months ended September 30, 2021. Total capitalized costs were $312 million and $343 million for the nine months ended September 30, 2022 and 2021, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
While the general economic effects of the COVID-19 pandemic, elevated levels of inflation, and rising interest rates are impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 10, 2022, for discussion of our long-term strategies.

The COVID-19 global pandemic continues to negatively impact our business with the largest current impacts being lower occupancy, the timing and level of rent collections, and supply chain disruptions. At September 30, 2022, our commercial space is 92.1% occupied, which is below historical levels largely due to tenant failures as a result of the pandemic. This lower occupancy will adversely impact our results until we can release the space and the tenant commences paying rent, as well as limit future vacancies. We are, however, experiencing strong demand for our commercial space as evidenced by the 2.2 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.2% spread between our leased rate of 94.3% and our occupied rate of 92.1%. Our percentage of contractual rents actually collected continued to increase since the low point in April 2020, including some tenants paying past due amounts. We continue to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our development and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the economic impact from COVID-19 and the current economic environment will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, and 500 residential units. The expected costs for Phase III are between $475 million and $485 million, with spaces being delivered beginning in the second quarter of 2021. At September 30, 2022, 257,000 square feet of office space has been delivered, all of the units in the residential building have been delivered, and 33,000 square feet of retail space has opened.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space). The building is expected to cost between $130 million and $135 million. At September 30, 2022, approximately 203,000 square feet of office and retail has been delivered, of which approximately 45,000 square feet is our new corporate headquarters.
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
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $231 million that we expect to stabilize over the next several years.

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
At September 30, 2022, the leasable square feet in our properties was 94.3% leased and 92.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2022, we signed leases for a total of 585,000 square feet of retail space including 563,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 3% on a cash basis. New leases for comparable spaces were signed for 215,000 square feet, with no average rental increase on a cash basis. Renewals for comparable spaces were signed for 348,000 square feet at a 5% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $25.88 per square foot, of which, $62.30 per square foot was for new leases and $3.31 per square foot was for renewals for the three months ended September 30, 2022.
For the nine months ended September 30, 2022, we signed leases for a total of 1,622,000 square feet of retail space including 1,569,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 5% on a cash basis. New leases for comparable spaces were signed for 610,000 square feet at an average rental increase of 6% on a cash basis. Renewals for comparable spaces were signed for 959,000 square feet at a 3% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $31.75 per square foot, of which, $75.29 per square foot was for new leases and $4.04 per square foot was for renewals for the nine months ended September 30, 2022.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2022, all or a portion of 96 and 92 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended September 30, 2022, one property was moved from comparable properties to non-comparable properties, one property was moved from non-comparable properties to comparable properties, three properties and one portion of a property were moved from acquisitions to comparable properties, two properties were removed from comparable properties, as they were sold, and one property was removed from comparable properties, as it was deconsolidated; all compared to the designations as of December 31, 2021. For the nine months ended September 30, 2022, one property was moved from comparable properties to non-comparable properties, one property was moved from non-comparable properties to comparable properties, two properties were removed from comparable properties, as they were sold, and one property was removed from comparable properties, as it was deconsolidated, compared to the designations as of December 31, 2021. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$273,179	$247,024	$26,155	10.6%
Mortgage interest income	272	260	12	4.6%
Total property revenue	273,451	247,284	26,167	10.6%
Rental expenses	58,809	49,318	9,491	19.2%
Real estate taxes	32,803	29,529	3,274	11.1%
Total property expenses	91,612	78,847	12,765	16.2%
Property operating income (1)	181,839	168,437	13,402	8.0%
General and administrative expense	(13,100)	(12,253)	(847)	6.9%
Depreciation and amortization	(77,109)	(70,611)	(6,498)	9.2%
Gain on deconsolidation of VIE	70,374	—	70,374	100.0%
Gain on sale of real estate and change in control of interest	29,723	—	29,723	100.0%
Operating income	191,727	85,573	106,154	124.1%
Other interest income	234	88	146	165.9%
Interest expense	(35,060)	(32,249)	(2,811)	8.7%
Income from partnerships	1,873	1,129	744	65.9%
Total other, net	(32,953)	(31,032)	(1,921)	6.2%
Net income	158,774	54,541	104,233	191.1%
Net income attributable to noncontrolling interests	(2,636)	(2,419)	(217)	9.0%
Net income attributable to the Trust	$156,138	$52,122	$104,016	199.6%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$191,727	$85,573
General and administrative	13,100	12,253
Depreciation and amortization	77,109	70,611
Gain on deconsolidation of VIE	(70,374)	—
Gain on sale of real estate and change in control of interest	(29,723)	—
Property operating income	$181,839	$168,437

Property Revenues
Total property revenue increased $26.2 million, or 10.6%, to $273.5 million in the three months ended September 30, 2022 compared to $247.3 million in the three months ended September 30, 2021. The percentage occupied at our shopping centers was 92.1% and 90.2% at September 30, 2022 and 2021, respectively. The most significant driver of the increase in property revenues is the ongoing recovery from the initial impacts of COVID-19 during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, which had higher COVID-19 related rent abatements. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $26.2 million, or 10.6%, to $273.2 million in the three months ended September 30, 2022 compared to $247.0 million in the three months ended September 30, 2021 due primarily to the following:
•an increase of $11.9 million from comparable properties primarily related to a $5.0 million increase in CAM, real estate tax and other recoveries on higher costs, higher rental rates of $3.7 million, higher average occupancy of approximately $2.2 million, and a $1.9 million increase in percentage rent primarily the result of higher tenant sales,
•an increase of $8.3 million from non-comparable properties primarily driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 openings at the Phase III office building at Pike & Rose,
•an increase of $7.6 million from 2022 acquisitions (see Note 3 to the consolidated financial statements for additional information), and
•a $1.6 million decrease in collectibility related impacts across all properties primarily due to lower rent abatements in the third quarter of 2022 as tenants continue to recover from the initial impacts of COVID-19, partially offset by
•a decrease of $2.9 million from 2021 property sales.
Property Expenses
Total property expenses increased $12.8 million, or 16.2%, to $91.6 million in the three months ended September 30, 2022 compared to $78.8 million in the three months ended September 30, 2021. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $9.5 million, or 19.2%, to $58.8 million in the three months ended September 30, 2022 compared to $49.3 million in the three months ended September 30, 2021. This increase is primarily due to the following:
•an increase of $5.0 million from comparable properties due primarily to higher repairs and maintenance costs and utilities, as 2021 had lower costs as a result of COVID-19 impacts as well as inflationary impacts in 2022,
•an increase of $2.4 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021, and increased costs associated with the redevelopment of Huntington Shopping Center,
•an increase of $1.3 million from higher operating costs at our Pike & Rose hotel, and
•an increase of $1.2 million from 2022 acquisitions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.5% in the three months ended September 30, 2022 from 20.0% in the three months ended September 30, 2021.
Real Estate Taxes
Real estate tax expense increased $3.3 million, or 11.1%, to $32.8 million in the three months ended September 30, 2022 compared to $29.5 million in the three months ended September 30, 2021. This increase is primarily due to the following:
•an increase of $1.8 million from comparable properties due primarily to a true-up recorded in 2021 for prior year supplemental taxes at one of our properties and higher assessments,
•an increase of $0.9 million from 2022 acquisitions, and
•an increase of $0.9 million from non-comparable properties due primarily to the 2021 opening of Phase III at Assembly Row, partially offset by

•a decrease of $0.3 million from 2021 property sales.
Property Operating Income
Property operating income increased $13.4 million, or 8.0%, to $181.8 million in the three months ended September 30, 2022 compared to $168.4 million in the three months ended September 30, 2021. This increase is primarily driven by higher occupancy and rental rates at comparable properties, property acquisitions, the opening of Phase III at Assembly Row in 2021, higher percentage rent, and lower collectibility related adjustments, partially offset by 2021 property sales.
Other Operating
General and Administrative
General and administrative expense increased $0.8 million, or 6.9%, to $13.1 million in the three months ended September 30, 2022 from $12.3 million in the three months ended September 30, 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.5 million, or 9.2%, to $77.1 million in the three months ended September 30, 2022 from $70.6 million in the three months ended September 30, 2021. This increase is due primarily to property acquisitions and the opening of Phase III at Assembly Row, partially offset by 2021 property sales.
Gain on Deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the three months ended September 30, 2022 is the result of the deconsolidation of Escondido Promenade in connection with the execution of the related August 25, 2022 TIC agreement (see Note 3 for additional information).
Gain on Sale of Real Estate and Change in Control of Interest
The $29.7 million gain on sale of real estate for the three months ended September 30, 2022 is due primarily to a net gain of $20.4 million related to the sales of one residential property (including an adjacent retail pad) and one retail property (see Note 3 for additional information), and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center (see Note 6 for additional information).
Operating Income
Operating income increased $106.2 million, or 124.1%, to $191.7 million in the three months ended September 30, 2022 compared to $85.6 million in the three months ended September 30, 2021. This increase is primarily due to the gain on the deconsolidation of a VIE, gain on the sale of real estate, higher occupancy and rental rates at comparable properties, property acquisitions, the opening of Phase III at Assembly Row in 2021, higher percentage rent, and lower collectibility related adjustments, partially offset by 2021 property sales and higher personnel related costs.
Other
Interest Expense
Interest expense increased $2.8 million, or 8.7%, to $35.1 million in the three months ended September 30, 2022 compared to $32.2 million in the three months ended September 30, 2021. This increase is due primarily to the followings:
•an increase of $1.6 million due to a higher overall weighted average borrowing rate,
•an increase of $0.8 million due to higher weighted average borrowings, and
•a decrease of $0.4 million in capitalized interest.
Gross interest costs were $39.8 million and $37.4 million in the three months ended September 30, 2022 and 2021, respectively. Capitalized interest was $4.7 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively.
Income from Partnerships
Income from partnerships increased $0.7 million, or 65.9%, to $1.9 million in the three months ended September 30, 2022 compared to $1.1 million in the three months ended September 30, 2021. This increase is due primarily to improved operations and the forgiveness of certain loans at our restaurant joint ventures.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$793,516	$694,954	$98,562	14.2%
Mortgage interest income	805	2,116	(1,311)	(62.0)%
Total property revenue	794,321	697,070	97,251	14.0%
Rental expenses	166,189	141,474	24,715	17.5%
Real estate taxes	94,628	88,272	6,356	7.2%
Total property expenses	260,817	229,746	31,071	13.5%
Property operating income (1)	533,504	467,324	66,180	14.2%
General and administrative expense	(39,046)	(35,357)	(3,689)	10.4%
Depreciation and amortization	(223,244)	(202,160)	(21,084)	10.4%
Gain on deconsolidation of VIE	70,374	—	70,374	100.0%
Gain on sale of real estate and change in control of interest	29,723	17,428	12,295	70.5%
Operating income	371,311	247,235	124,076	50.2%
Other interest income	487	701	(214)	(30.5)%
Interest expense	(98,707)	(95,511)	(3,196)	3.3%
Income (loss) from partnerships	4,878	(86)	4,964	5,772.1%
Total other, net	(93,342)	(94,896)	1,554	(1.6)%
Net income	277,969	152,339	125,630	82.5%
Net income attributable to noncontrolling interests	(8,171)	(5,777)	(2,394)	41.4%
Net income attributable to the Trust	$269,798	$146,562	$123,236	84.1%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$371,311	$247,235
General and administrative	39,046	35,357
Depreciation and amortization	223,244	202,160
Gain on deconsolidation of VIE	(70,374)	—
Gain on sale of real estate and change in control of interest	(29,723)	(17,428)
Property operating income	$533,504	$467,324

Property Revenues
Total property revenue increased $97.3 million, or 14.0%, to $794.3 million in the nine months ended September 30, 2022 compared to $697.1 million in the nine months ended September 30, 2021. The percentage occupied at our shopping centers was 92.1% and 90.2% at September 30, 2022 and 2021, respectively. The most significant driver of the increase in property revenues is the ongoing recovery from the initial impacts of COVID-19 during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, when COVID-19 related restrictions were still in effect for a portion of the period. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $98.6 million, or 14.2%, to $793.5 million in the nine months ended September 30, 2022 compared to $695.0 million in the nine months ended September 30, 2021 due primarily to the following:

•an increase of $29.5 million from 2021 and 2022 acquisitions,
•an increase of $26.1 million from comparable properties primarily related to higher percentage rent, specialty leasing, and parking income of $8.4 million primarily the result of the gradual lifting of COVID-19 closures and restrictions during the nine months ended September 30, 2021, higher rental rates of $6.9 million, higher average occupancy of approximately $5.9 million, a $3.9 million increase in CAM recoveries on higher CAM costs, and a $2.6 million increase in tenant recoveries, partially offset by lower net termination fees and legal fee income of $1.8 million,
•a $24.7 million decrease in collectibility related impacts across all properties primarily due to higher collection rates and lower rent abatements in the nine months ended September 30, 2022 as tenants continue to recover from the initial impacts of COVID-19,
•an increase of $23.1 million from non-comparable properties driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 openings at the Phase III office building at Pike & Rose, partially offset by redevelopment related occupancy decreases at Huntington Shopping Center, and
•an increase of $3.3 million from improved operating results at our Pike & Rose hotel, partially offset by
•a decrease of $7.6 million from 2021 property sales.
Mortgage Interest Income
Mortgage interest income decreased $1.3 million, or 62.0%, to $0.8 million in the nine months ended September 30, 2022 compared to $2.1 million in the nine months ended September 30, 2021 primarily due to the repayment of $31.1 million of mortgage notes receivable in May 2021.
Property Expenses
Total property expenses increased $31.1 million, or 13.5%, to $260.8 million in the nine months ended September 30, 2022 compared to $229.7 million in the nine months ended September 30, 2021. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $24.7 million, or 17.5%, to $166.2 million in the nine months ended September 30, 2022 compared to $141.5 million in the nine months ended September 30, 2021 due primarily to the following:
•an increase of $9.2 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and management fees, as 2021 had lower costs as a result of COVID-19 impacts as well as inflationary impacts in 2022, and higher insurance costs, partially offset by lower snow removal costs,
•an increase of $5.8 million from non-comparable properties due primarily to the 2021 openings of Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk, as well as increased costs associated with the redevelopment of Huntington Shopping Center,
•an increase of $5.2 million from 2021 and 2022 acquisitions, and
•an increase of $4.3 million from higher operating costs at our Pike & Rose hotel largely due to lifting of COVID-19 restrictions, partially offset by,
•a decrease of $0.5 million from our 2021 property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.9% in the nine months ended September 30, 2022 from 20.4% in the nine months ended September 30, 2021.
Real Estate Taxes
Real estate tax expense increased $6.4 million, or 7.2%, to $94.6 million in the nine months ended September 30, 2022 compared to $88.3 million in the nine months ended September 30, 2021. This increase is primarily due to the following:
•an increase of $3.2 million from 2021 and 2022 acquisitions,
•an increase of $2.3 million from non-comparable properties due primarily to the opening of Phase III at Assembly Row, and
•an increase of $1.4 million from comparable properties due primarily to a true-up in 2021 of prior year supplemental taxes at one of our properties and higher assessments partially offset by,
•a decrease of $0.5 million from 2021 property sales.
Property Operating Income
Property operating income increased $66.2 million, or 14.2%, to $533.5 million in the nine months ended September 30, 2022 compared to $467.3 million in the nine months ended September 30, 2021. This increase is primarily driven by the ongoing recovery from the initial impacts of COVID-19, which resulted in lower collectibility related adjustments and higher percentage rent, specialty leasing, and parking income, compared to the nine months ended September 30, 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, the opening of Phase III at Assembly Row in 2021, partially offset by our 2021 property sales.
Other Operating
General and Administrative
General and administrative expense increased $3.7 million, or 10.4%, to $39.0 million in the nine months ended September 30, 2022 from $35.4 million in the nine months ended September 30, 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $21.1 million, or 10.4%, to $223.2 million in the nine months ended September 30, 2022 from $202.2 million in the nine months ended September 30, 2021. This increase is due primarily to property acquisitions, the opening of Phase III at Assembly Row, the opening of the Phase III office building at Pike & Rose, accelerated depreciation as a result of redevelopment activities at Huntington Shopping Center, partially offset by the lower write-off of lease related assets for vacating tenants and 2021 property sales.
Gain on Deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the nine months ended September 30, 2022 is the result of the deconsolidation of Escondido Promenade in connection with the execution of the related August 25, 2022 TIC agreement (see Note 3 for additional information).
Gain on Sale of Real Estate and Change in Control of Interest
The $29.7 million gain on sale of real estate for the nine months ended September 30, 2022 is due primarily to a net gain of $20.4 million related to the sales of one residential property (including an adjacent retail pad) and one retail property (see Note 3 for additional information), and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center (see Note 6 for additional information).
The $17.4 million gain on sale of real estate for the nine months ended September 30, 2021 is due primarily to a $15.6 million gain related to the sale of a portion of Graham Park Plaza in Falls Church, Virginia, a $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture.
Operating Income
Operating income increased $124.1 million, or 50.2%, to $371.3 million in the nine months ended September 30, 2022 compared to $247.2 million in the nine months ended September 30, 2021. This increase is primarily due to the gain on the deconsolidation of a VIE, and the ongoing recovery from the initial impacts of COVID-19 restrictions, which resulted in lower collectibility related adjustments and higher percentage rent, specialty leasing, and parking income compared to the nine months ended September 30, 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, a higher net gain on the sale of real estate, and the opening of Phase III at Assembly Row in 2021, partially offset by our 2021 property sales and higher personnel related costs.
Interest Expense
Interest expense increased $3.2 million, or 3.3%, to $98.7 million in the nine months ended September 30, 2022 compared to $95.5 million in the nine months ended September 30, 2021. This increase is due primarily to the following:
•a decrease of $4.3 million in capitalized interest, and
•an increase of $0.9 million due to a higher overall weighted average borrowing rate,

partially offset by,
•a decrease of $2.0 million due to lower weighted average borrowings.
Gross interest costs were $112.6 million and $113.7 million in the nine months ended September 30, 2022 and 2021, respectively. Capitalized interest was $13.9 million and $18.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Income (Loss) from Partnerships
Income from partnerships increased $5.0 million, to $4.9 million in the nine months ended September 30, 2022 compared to a loss of $0.1 million in the nine months ended September 30, 2021. This increase is due primarily to improved operating results at our restaurant joint ventures and at our Assembly Row hotel joint venture, largely the result of the easing of COVID-19 closures and restrictions and the forgiveness of certain loans for some of our restaurants joint ventures and at our Assembly Row hotel joint venture.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased $2.4 million, or 41.4%, to $8.2 million in the nine months ended September 30, 2022 compared to $5.8 million in the nine months ended September 30, 2021. The increase is primarily due to 2021 acquisitions and higher income at our properties with third party partners.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2022 were approximately $259.3 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.0 billion revolving credit facility, which was increased to $1.25 billion effective October 5, 2022 as discussed below, to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.

During the first nine months of 2022, we have continued to see improvements in overall cash collections from tenants with collection rates nearing pre-pandemic levels. We have also taken multiple steps over the past two years to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained. On October 5, 2022, we amended our revolving credit facility increasing the borrowing capacity from $1.0 billion to $1.25 billion and extending the maturity date to April 5, 2027, plus two six-month extensions at our option. Additionally, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. We also amended our unsecured term loan borrowing an additional $300.0 million.

As of September 30, 2022, we had cash and cash equivalents of $146.2 million and $267.0 million outstanding on our $1.0 billion unsecured revolving credit facility. For the nine months ended September 30, 2022, the weighted average amount of borrowings outstanding on our revolving credit facility was $97.8 million, and the weighted average interest rate, before amortization of debt fees, was 3.1%. We also have the capacity to issue up to $466.7 million in common shares under our ATM equity program, and we have no debt maturing until the second quarter of 2023.
Our overall capital requirements for the remainder of 2022 will be impacted by the ongoing recovery from COVID related impacts, and overall economic impacts that might occur including supply chain issues and inflation. Cash requirements will also be impacted by acquisition opportunities and the level and general timing of our redevelopment and development activities. While the amount of future expenditures will depend on numerous factors, we expect to continue to see elevated levels of investment as we continue to invest in our overall portfolio to better position our properties for a post-COVID environment, costs to prepare vacant space for new tenants, and investments to complete the current phase and start the next phase of our larger mixed-use development projects although at a slightly reduced level from 2021, largely due to deliveries in 2021 of our third phase of Assembly Row.
We believe cash flow from operations, the cash on our balance sheet, and our amended $1.25 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity to be available to us, although newly issued debt would likely be at higher interest rates than we currently have outstanding. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. While we have seen significant improvements from the initial negative impacts of the COVID-19 pandemic, it along with the overall state of the economy continues to affect our overall business, and we expect it will continue to negatively impact our business in the short term. However, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$409,293	$366,036
Net cash used in investing activities	(670,151)	(661,842)
Net cash provided by (used in) financing activities	244,331	(333,185)
Decrease in cash, cash equivalents and restricted cash	(16,527)	(628,991)
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash at end of period	$158,636	$187,905

Net cash provided by operating activities increased $43.3 million to $409.3 million during the nine months ended September 30, 2022 from $366.0 million during the nine months ended September 30, 2021. The increase was primarily attributable to higher net income before adjusting for non-cash items and gains on sales of real estate, partially offset by collections of real estate tax reconciliation billings during the nine months ended September 30, 2021 and the timing of payments.
Net cash used in investing activities increased $8.3 million to $670.2 million during the nine months ended September 30, 2022 from $661.8 million during the nine months ended September 30, 2021. The increase was primarily attributable to:
•a $63.5 million increase in acquisitions of real estate primarily due to 2022 acquisitions (see Note 3 to the consolidated financial statements for additional information), as compared to 2021 property acquisitions, and
•the $31.1 million payoff of two mortgage notes receivable in May 2021, partially offset by,
•a $47.6 million decrease in capital expenditures, and
•a $46.8 million increase from net proceeds from the sale of real estate primarily due to $66.7 million of net proceeds from the sale of one residential property (including an adjacent retail pad) and one retail property, as compared to $19.9 million of net proceeds from the sale of a portion of a retail property in March 2021.
Net cash used in financing activities decreased $577.5 million to $244.3 million provided during the nine months ended September 30, 2022 from $333.2 million used in the nine months ended September 30, 2021. The decrease was primarily attributable to:
•$267.0 million of borrowings on our revolving credit facility,
•a $205.4 million increase in net proceeds from the issuance of common shares under our ATM equity program for net proceeds of $292.3 million and $87.1 million, respectively, during the nine months ended September 30, 2022 and 2021, and
•a $141.7 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022, as compared to the $100.0 million partial repayment of our $400.0 term loan which was amended in April 2021, the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021, the $16.2 million repayment of the mortgage loan on Sylmar Towne Center in February 2021, and the $7.9 million repayment of the mortgage loan on Plaza Del Sol in September 2021, partially offset by
•a $27.3 million increase in distributions to and redemptions of noncontrolling interests primarily related to our acquisition of the redeemable noncontrolling interest in the partnership that owns the Plaza El Segundo shopping center for $23.6 million, and
•a $7.2 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2022:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2022	Stated Interest Rate as of September 30, 2022	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,910	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	55,407	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	31,119	Various	Various through 2029
Chelsea	Acquired	4,549	5.36%	January 15, 2031
Subtotal		323,085
Net unamortized debt issuance costs and premium		(1,786)
Total mortgages payable, net		321,299

Notes payable
Revolving credit facility (3) (4) (5)	1,000,000	267,000	LIBOR + 0.825%	January 19, 2024
Term loan (5) (6)	400,000	300,000	LIBOR + 0.85%	April 16, 2024
Various	7,239	2,097	11.31%	Various through 2028
Subtotal		569,097
Net unamortized debt issuance costs		(795)
Total notes payable, net		568,302

Senior notes and debentures (5)
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(11,902)
Total senior notes and debentures, net		3,407,298

Total debt, net		$4,296,899
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2022 was $330.0 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.1%.
(4)On October 5, 2022, we amended our revolving credit facility increasing the borrowing capacity to $1.25 billion and extending the maturity date to April 5, 2027. Additionally, we transitioned the interest rate provisions from LIBOR to SOFR.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.

(6)On October 5, 2022, we amended our unsecured term loan and borrowed an additional $300.0 million. We also transitioned the interest rate provisions from LIBOR to SOFR.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2022, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2022:

	Unsecured		Secured	Total
	(In thousands)
2022	$206		$735	$941
2023	275,758		3,171	278,929
2024	1,167,659	(1)(2)	3,299	1,170,958
2025	383		47,630	48,013
2026	429,254		26,240	455,494
Thereafter	2,115,037		242,010	2,357,047
	$3,988,297		$323,085	$4,311,382	(3)
__________________
(1)Our $300.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option. On October 5, 2022, we borrowed an additional $300.0 million increasing our term loan to $600.0 million.
(2)Our $1.0 billion revolving credit facility matures on January 19, 2024, plus two six-month extensions at our option. As of September 30, 2022, there was $267.0 million outstanding under this credit facility. On October 5, 2022, we amended our revolving credit facility increasing the borrowing capacity to $1.25 billion and extending the maturity date to April 5, 2027, plus two six-month extensions at our option.
(3)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2022.
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
As of September 30, 2022, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2022.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$158,774	$54,541	$277,969	$152,339
Net income attributable to noncontrolling interests	(2,636)	(2,419)	(8,171)	(5,777)
Gain on deconsolidation of VIE	(70,374)	—	(70,374)	—
Gain on sale of real estate and change in control of interest	(29,723)	—	(29,723)	(17,428)
Depreciation and amortization of real estate assets	67,455	61,236	196,159	174,770
Amortization of initial direct costs of leases	7,454	6,202	19,129	20,127
Funds from operations	130,950	119,560	384,989	324,031
Dividends on preferred shares (1)	(1,875)	(1,875)	(5,625)	(6,031)
Income attributable to downREIT operating partnership units	704	742	2,111	2,267
Income attributable to unvested shares	(449)	(438)	(1,353)	(1,156)
Funds from operations available for common shareholders	$129,330	$117,989	$380,122	$319,111
Weighted average number of common shares, diluted (1)(2)	81,511	78,365	80,232	77,997

Funds from operations available for common shareholders, per diluted share (2)	$1.59	$1.51	$4.74	$4.09
_____________________
(1)For the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share for all periods presented includes downREIT operating partnership units that were excluded from the computation of diluted EPS for three and nine months ended September 30, 2021. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for the three and nine months ended September 30, 2021.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2046) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2022, we had $3.7 billion of fixed-rate debt outstanding, including $55.4 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $169.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $190.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2022, we had $567.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $5.7 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $5.7 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

November 3, 2022	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

November 3, 2022	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)