Form 10-K
period 2022-12-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2023-02-08
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Federal Realty Investment Trust	☐
Federal Realty OP LP	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).
Federal Realty Investment Trust	☐
Federal Realty OP LP	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Federal Realty Investment Trust    ☐  Yes    ☒  No
Federal Realty OP LP            ☐  Yes    ☒  No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2022:
Federal Realty Investment Trust: $7.7 billion
Federal Realty OP LP: N/A

The number of Federal Realty Investment Trust's common shares outstanding on February 3, 2023 was 81,353,180.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Federal Realty Investment Trust’s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") for its annual meeting of shareholders to be held in May 2023 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of December 31, 2022, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
The Company believes combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into this single report provides the following benefits:
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
FISCAL YEAR ENDED DECEMBER 31, 2022

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
•risks that our growth will be limited if we cannot obtain additional capital, or if the costs of capital we obtain are significantly higher than historical levels;
•risks associated with general economic conditions, including inflation and local economic conditions in our geographic markets;
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
ITEM 1.    BUSINESS
General
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially off of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership.The Parent Company specializes in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects comprising approximately 25.8 million square feet. In total, the real estate projects were 94.5% leased and 92.8% occupied at December 31, 2022. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 55 consecutive years.
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
Human Capital
At February 3, 2023, we had 314 full-time employees and 8 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Diversity and Inclusion
We are an Equal Opportunity/Affirmative action employer, and strive to maintain a workplace that is free from discrimination on the basis of race, color, religion, sex, sexual orientation, nationality, disability, or protected Veteran status.
Health, Safety, and Wellness
We are committed to the health, safety, and wellness of our employees, and foster an environment that allows our people to succeed while balancing work and life. We provide our employees with access to health and wellness programs, which includes benefits that support both physical and mental health. We have also transitioned to a hybrid work model.
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
Tax Status
We elected to be taxed as a REIT under the federal income tax laws when we filed our 1962 tax return. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income (including, for our taxable years ending on or prior to December 31, 2018, any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. Our TRS activities have not been material.
General Economic Conditions and the COVID-19 Pandemic
The economy continues to face several challenges including higher levels of inflation, rising interest rates, global supply chain bottlenecks and shortages, workforce shortages, a potential recession, and ongoing impacts of COVID-19. We continue to monitor and address these risks; however, the extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

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
The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property, we may be held liable for property damage and for investigation and clean up costs incurred in connection with the contamination, and we may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.
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
Energy and Emissions Regulations Affecting Our Properties
Some jurisdictions in which we own property have enacted or may enact legislation that requires use of only certain types of energy sources, limits energy usage on site, or limits allowable emissions from buildings with fines or other costs being imposed for exceeding those limits. This type of legislation typically includes an extended period of time from adoption to implementation to allow property owners ample opportunity to make investments and take other actions to comply with the legislation. Any investments we believe we will need to make to comply with laws that have been passed to date are being included as part of our ordinary capital improvement planning process for our properties. We also address the potential effects of these types of laws in our energy reduction and energy efficient efforts that are described in more detail in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Responsibility." These types of laws have not had a material adverse effect on our financial condition or results of operations and management does not believe they will have a material adverse effect in the future. We cannot, however, predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future
Competition
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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Over the past several years, we have seen higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2022, our anchor tenant space is 96.9% leased and 95.6% occupied.

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
As of December 31, 2022, our tenants operated in 12 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•business layoffs or downsizing;
•industry slowdowns;
•elevated levels of inflation over an extended period of time;
•increasing interest rates;
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
•higher than estimated construction or operating costs, including labor and material costs; and
•possible delay in completion of a project because of a number of factors, including COVID-19, supply chain disruptions and shortages, inflation, weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2022, we held 20 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2022, we owned an interest in the hotel component of Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2022, we held the controlling interests in all of our existing co-investments (except the hotel investment discussed above, the investment in the La Alameda shopping center acquired in 2017, the investment in the Chandler Festival and Chandler Gateway shopping centers acquired in 2022 (see Note 3 to the consolidated financial statements), and our Escondido Promenade shopping center (as discussed in Note 3 to the consolidated financial statements), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. Many of those investors and shareholders look to ESG rating systems, or disclosure frameworks that have been developed by third party groups to allow comparisons between companies on ESG factors as they evaluate investment decisions as well as to company disclosures.
Although we participate in many of these ratings systems, or disclosure frameworks, and generally score relatively well in those in which we do participate, we do not participate in, and would not necessarily score well in, all of the available ratings systems. Further, the criteria used in these ratings systems change frequently, and we cannot guaranty that we will be able to score well as criteria change. We supplement our participation in ratings systems with corporate disclosures of our ESG activities but many investors and stakeholders may look for specific disclosures that we do not provide. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors or others compare us against similar companies in our industry and could cause certain investors to be unwilling to invest in our stock which could adversely impact our ability to raise capital.
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
As of December 31, 2022, we had approximately $4.3 billion of debt outstanding. Of that outstanding debt, approximately $322.3 million was secured by all or a portion of 7 of our real estate projects. As of December 31, 2022, approximately 86.2% of our debt is fixed rate or is fixed via interest rate swap agreements, which includes all of our property secured debt and our unsecured senior notes. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:
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
As of December 31, 2022, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Of our $4.3 billion of debt outstanding as of December 31, 2022, approximately $655.1 million bears interest at a variable rate, of which, $600.0 million is our unsecured term loan that bears interest at a variable rate of SOFR plus 85 basis points plus 0.10%, and $55.1 million in mortgages payable that bear interest at a variable rate of LIBOR plus 195 basis points and are effectively fixed through two interest rate swap agreements. We also have a $1.25 billion revolving credit facility, on which no balance was outstanding at December 31, 2022, that bears interest at SOFR plus 77.5 basis points, plus 0.10%. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) during the last half of any taxable year. To protect our REIT status, the Parent Company's declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of the Parent Company's capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding capital stock. If that happens, either the transfer of ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of December 31, 2022, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 103 predominantly retail real estate projects comprising approximately 25.8 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2022 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2022, we had approximately 3,300 commercial leases and 3,000 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.8% of our annualized base rent as of December 31, 2022. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing has not been and will not be significant, however, multiple filings by a number of tenants could have a significant impact.
Geographic Diversification
Our 103 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2022.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California (1)	21	6,385,000	24.7%
Maryland	17	4,346,000	16.8%
Virginia	19	4,094,000	15.9%
Pennsylvania	10	1,996,000	7.7%
Massachusetts	7	2,184,000	8.5%
New Jersey	7	1,891,000	7.3%
Florida	4	1,281,000	5.0%
New York	7	1,236,000	4.8%
Illinois	4	799,000	3.1%
Arizona	2	947,000	3.7%
Connecticut	3	358,000	1.4%
Michigan	1	215,000	0.8%
District of Columbia	1	78,000	0.3%
Total	103	25,810,000	100.0%
(1) Includes our 77.7% pro-rata share of Escondido Promenade, see Note 3 to the consolidated financial statements for additional information.
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2022, represented approximately 9.7% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2022 for each of the 10 years beginning with 2023 and after 2032 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2022.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2023	1,600,000	7%	$50,078,000	7%
2024	3,288,000	14%	93,999,000	13%
2025	3,392,000	14%	90,135,000	12%
2026	2,221,000	9%	71,066,000	10%
2027	2,987,000	12%	100,035,000	14%
2028	2,549,000	11%	74,476,000	10%
2029	1,707,000	7%	57,460,000	8%
2030	985,000	4%	29,051,000	4%
2031	1,042,000	4%	35,049,000	5%
2032	2,081,000	9%	68,078,000	9%
Thereafter	2,090,000	9%	57,455,000	8%
Total	23,942,000	100%	$726,882,000	100%
During 2022, we signed leases for a total of 2,048,000 square feet of retail space including 1,985,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 6% on a cash basis. New leases for comparable spaces were signed for 757,000 square feet at an average rental increase of 8% on a cash basis. Renewals for comparable spaces were signed for 1,228,000 square feet at an average rental increase of 4% on a cash basis. Tenant improvements and incentives for comparable spaces were $31.65 per square foot, of which, $75.12 per square foot was for new leases and $4.86 per square foot was for renewals in 2022.
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
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of rents reported in the calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Rent abatement and short term rent restructuring agreements that are a result of COVID-19 impacts are not included in this calculation. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.

Historically, we have executed comparable space leases for 1.4 to 2.0 million square feet of retail space each year and expect the volume for 2023 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
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

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2022. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Arizona
Camelback Colonnade Phoenix, AZ 85016(4)	1977, 2019	2021	642,000	$18.14	89%	Fry's Food & Drug Floor & Décor Marshalls Nordstrom Last Chance Best Buy
Chandler Festival Chandler, AZ 85224(5)(6)	2000	2022	355,000	$17.24	95%	Ross Dress for Less Nordstrom Rack TJ Maxx Ulta
Chandler Gateway Chandler, AZ 85226(5)(6)	2001	2022	262,000	$11.10	100%	Walmart Hobby Lobby Petco
Hilton Village Scottsdale, AZ 85250(4)(7)	1982, 1989	2021/2022	305,000	33.87	90%	CVS Houston's
California
Azalea South Gate, CA 90280(4)(6)	2014	2017	223,000	$28.48	100%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(6)(7)	1990, 2003, 2006	2017/2018	330,000	$23.58	98%	Food 4 Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(7)	1905-1988	1998	42,000	$60.04	100%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	243,000	$29.55	100%	Sprouts Total Wine & More Rite Aid Alamo Ace Hardware
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	440,000	$19.71	100%	Pak-N-Save Home Depot Target Nordstrom Rack
Escondido Promenade Escondido, CA 92029(8)	1987	1996/2010	231,000	$29.37	99%	TJ Maxx Dick's Sporting Goods Ross Dress For Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(4)	1948, 1975	2017	71,000	$32.59	81%	CB2 Ingram Book Group Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(7)	2020	2018	114,000	$30.71	97%	Smart & Final Nike Blink Fitness Ross Dress For Less
Grossmont Center La Mesa, CA 91942(4)	1961, 1963, 1982-1983, 2002	2021	932,000	$14.17	98%	Target Walmart Macy's CVS
Hastings Ranch Plaza Pasadena, CA 91107(7)	1958, 1984, 2006, 2007	2017	273,000	$8.59	100%	Marshalls HomeGoods CVS Sears
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	181,000	$36.55	86%	Target Marshalls L.A. Fitness
Kings Court Los Gatos, CA 95032(7)(9)	1960	1998	81,000	$42.31	100%	Lunardi's CVS
La Alameda Walnut Park, CA 90255(5)(6)(7)	2008	2017	245,000	$27.08	95%	Marshalls Ross Dress For Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$42.99	95%	Anthropologie Sephora Teleferic Barcelona

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Olivo at Mission Hills Mission Hills, CA 91345(4)	2018	2017	155,000	$33.26	100%	Target 24 Hour Fitness Ross Dress for Less
Plaza Del Sol South El Monte, CA 91733(4)	2009	2017	48,000	$24.22	96%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245 (6)	2006-2007, 2016	2011/2013	501,000	$48.03	85%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(7)(9)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	213,000	$16.70	99%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(7)(11)	2002, 2009, 2016, 2020	1997	1,206,000	$56.56	99%	Crate & Barrel Container Store H&M Best Buy Splunk Net App Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	96%
Sylmar Towne Center Sylmar, CA 91342(4)	1973	2017	148,000	$17.57	93%	Food 4 Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	207,000	$72.02	74%	adidas Madewell Patagonia Multiple Restaurants
Westgate Center San Jose, CA 95129	1960-1966	2004	648,000	$19.68	91%	Target Nordstrom Rack Nike Factory TJ Maxx
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	264,000	$14.24	82%	Stop & Shop TJ Maxx Burlington
Darien Commons Darien, CT 06820	1920-2009	2013/2018	59,000	$42.94	89%	Equinox Walgreens
Darien Commons Residential Darien, CT 06820	2022	2013/2018	59 units	N/A	75%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$96.19	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	78,000	$33.73	100%	Marshalls DSW Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(4)(12)	1990/1994, 1922-1973, 2018-2021	2015-2017	273,000	$45.17	100%	Cinepolis Theaters Youfit Health Club Multiple Restaurants
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$23.44	97%	Winn Dixie CVS L.A. Fitness
The Shops at Pembroke Gardens Pembroke Pines, FL 33027	2007	2022	391,000	$30.66	92%	DSW Old Navy Nike Factory Barnes & Noble
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	430,000	$27.06	100%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.48	91%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	281,000	$17.13	92%	Bed, Bath & Beyond Buy Buy Baby Michaels Portillo's

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Garden Market Western Springs, IL 60558	1958	1994	139,000	$13.92	96%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.21	93%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(7)	1945-1991 2001, 2008	1993-2006/ 2008/2010	529,000	$56.39	95%	Giant Food Apple Equinox Anthropologie Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	324,000	$41.60	91%	The Fresh Market Buy Buy Baby Ulta Barnes & Noble Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003, 2016	1965	194 units	N/A	98%
Courthouse Center Rockville, MD 20852	1975	1997	38,000	$25.61	69%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$38.25	93%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	208,000	$31.11	95%	Marshalls Ross Dress For Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$20.44	99%	Aldi Dick's Sporting Goods Ross Dress for Less Petco
Laurel Laurel, MD 20707	1956	1986	364,000	$23.71	99%	Giant Food Marshalls L.A. Fitness HomeGoods
Montrose Crossing Rockville, MD 20852	1960-1979, 1996, 2011	2011/2013	368,000	$33.72	100%	Giant Food Marshalls Home Depot Design Center Old Navy Burlington
Perring Plaza Baltimore, MD 21134	1963	1985	398,000	$19.04	71%	Shoppers Food Warehouse Home Depot Micro Center
Pike & Rose North Bethesda, MD 20852(11)	1963, 2014, 2018, 2020	1982/2007/ 2012	667,000	$42.68	100%	Porsche Uniqlo REI H&M L.L. Bean Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852	2014, 2016, 2018	1982/2007	765 units	N/A	97%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$33.15	96%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(7)	1975	1993	270,000	$26.14	84%	Aldi HomeGoods L.A. Fitness Staples
THE AVENUE at White Marsh Baltimore, MD 21236(9)	1997	2007	315,000	$27.59	88%	AMC Ulta Old Navy Nike
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	33,000	$51.91	100%
White Marsh Other Baltimore, MD 21236	1985	2007	56,000	$33.44	87%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$23.62	100%	Giant Food

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Wildwood Bethesda, MD 20814	1958	1969	88,000	$103.94	100%	Balducci's CVS Multiple Restaurants
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(11)	2005, 2014, 2018, 2021	2005-2011/ 2013	1,178,000	$35.30	99%	Trader Joe's TJ Maxx AMC Nike PUMA Multiple Restaurants
Assembly Row Residential Somerville, MA 02145	2018, 2021	2005-2011	947 units	N/A	94%
Campus Plaza Bridgewater, MA 02324	1970	2004	114,000	$16.83	85%	Roche Bros. Burlington
Chelsea Commons Chelsea, MA 02150(6)	1962,1969, 2008	2006-2008	222,000	$12.94	100%	Home Depot Planet Fitness CVS
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	249,000	$18.14	92%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	224,000	$50.56	97%	Roche Bros. CVS
			7 units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$17.22	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$20.42	99%	Big Y Foods TJ Maxx HomeGoods
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	215,000	$12.82	100%	Kroger Bed, Bath & Beyond Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(7)	1958	1989	407,000	$21.85	95%	Trader Joe's AMC HomeGoods Ulta Burlington
Brook 35 Sea Grit, NJ 08750(4)(6)(9)	1986, 2004	2014	98,000	$41.89	92%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	260,000	$18.20	99%	Whole Foods Buy Buy Baby RH Outlet
Hoboken Hoboken, NJ 07030(4)(6)(13)	1887-2006	2019/2020/2022	171,000	$57.04	98%	CVS New York Sports Club Sephora Multiple Restaurants
			129 units	N/A	100%
Mercer Mall Lawrenceville, NJ 08648(7)	1975	2003/2017	551,000	$26.68	89%	Shop Rite Nike Ross Dress for Less Nordstrom Rack REI Tesla
The Grove at Shrewsbury Shrewsbury, NJ 07702(4)(6)(9)	1988, 1993 & 2007	2014	193,000	$49.05	100%	Lululemon Anthropologie Pottery Barn Williams-Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$23.02	99%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	408,000	$39.23	96%	Island of Gold AMC Kohl's Michaels
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$41.49	87%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	103,000	$19.80	92%	Greenlawn Farms Tuesday Morning Planet Fitness

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$33.63	86%	Shop Rite
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	116,000	$26.85	90%	Petsmart Michaels Ulta
Huntington Square East Northport, NY 11731(7)	1980, 2007	2010	75,000	$30.76	91%	Barnes & Noble
Melville Mall Huntington, NY 11747(7)	1974	2006	253,000	$29.75	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Macy's Backstage Public Lands
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	270,000	$14.82	88%	Acme Markets TJ Maxx Kohl's L.A. Fitness Five Below
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	174,000	$37.51	94%	Acme Markets Michaels L.A. Fitness
Bala Cynwyd Residential Bala Cynwyd, PA 19004	2020	1993	87 units	N/A	99%
Flourtown Flourtown, PA 19031	1957	1980	156,000	$22.58	96%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(7)	1958	1980	126,000	$19.01	99%	Giant Food AutoZone
Langhorne Square Levittown, PA 19056	1966	1985	223,000	$18.68	100%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	356,000	$23.57	97%	Acme Markets TJ Maxx HomeGoods Barnes & Noble Lankenau Medical Center
Northeast Philadelphia, PA 19114	1959	1983	214,000	$21.57	80%	Marshalls Ulta Skechers Crunch Fitness
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$10.08	93%	Giant Food Rite Aid Dollar Tree
Willow Grove Willow Grove, PA 19090	1953	1984	105,000	$22.37	98%	Marshalls Five Below
Wynnewood Wynnewood, PA 19096	1948	1996	248,000	$29.27	97%	Giant Food Old Navy DSW
			9 units	N/A	100%
Virginia
29th Place Charlottesville, VA 22091	1975-2001	2007	169,000	$20.35	100%	Lidl HomeGoods DSW Staples
Barcroft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$28.80	98%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	497,000	$27.77	96%	Harris Teeter Kroger Anthropologie Bed, Bath & Beyond Old Navy Ulta
Birch & Broad Falls Church, VA 22046	1960/1962	1967/1972	144,000	$37.94	99%	Giant Food CVS Staples
Chesterbrook McLean, VA 22101(4)	1967	2021	90,000	$26.67	76%	Safeway Starbucks
Fairfax Junction Fairfax, VA 22030(9)	1981, 1986, 2000	2019/2020	124,000	$24.92	91%	Aldi CVS Planet Fitness
Graham Park Plaza Falls Church, VA 22042	1971	1983	132,000	$40.71	90%	Giant Food

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$48.07	88%	Whole Foods
Kingstowne Towne Center Kingstowne, VA 22315	1996, 2001, 2006	2022	410,000	$26.99	98%	Giant Food Safeway TJ Maxx HomeGoods Five Below Ross Dress for Less
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(9)	1966, 1972,1987 & 2001	2003/2006	565,000	$19.90	97%	Shoppers Food Warehouse TJ Maxx Home Depot Old Navy Petsmart
Old Keene Mill Springfield, VA 22152	1968	1976	91,000	$39.41	95%	Whole Foods Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	228,000	$25.71	95%	Safeway Micro Center CVS Michaels
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	172,000	$49.74	100%	TJ Maxx DSW Ulta
Tower Shopping Center Springfield, VA 22150	1960	1998	111,000	$27.55	87%	L.A. Mart Talbots Total Wine & More
Twinbrooke Shopping Centre Fairfax, VA 22032	1977	2021	101,000	$26.40	92%	Safeway Walgreens
Tyson's Station Falls Church, VA 22043	1954	1978	48,000	$49.47	91%	Trader Joe's
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	266,000	$40.07	85%	Harris Teeter CVS AMC Carlyle Grand Café
Westpost (formerly known as Pentagon Row) Arlington, VA 22202	2001-2002	1998/2010	297,000	$33.49	99%	Harris Teeter Target TJ Maxx DSW Ulta
Willow Lawn Richmond, VA 23230	1957	1983	463,000	$21.85	96%	Kroger Old Navy Ross Dress For Less Gold's Gym Dick's Sporting Goods
Total — Commercial (10)			25,810,000	$30.36	94%
Total —Residential			3,039 units		96%
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
(4)We own the controlling interest in this property.
(5)We own a noncontrolling interest in this property.
(6)All or a portion of this property is encumbered by a mortgage loan.
(7)All or a portion of this property is owned pursuant to a ground lease.
(8)We own a 77.7% TIC interest in this property. GLA disclosed represents our 77.7% share. See Note 3 to the consolidated financial statements for additional information.
(9)We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(10)Aggregate information is calculated on a GLA weighted-average basis, excluding Chandler Festival, Chandler Gateway, and La Alameda,, which are all unconsolidated properties at December 31, 2022.
(11)Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(12)This property includes interests in four nearby buildings.
(13)This property includes 40 buildings primarily along Washington Street and 14th Street in Hoboken, New Jersey.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2022
Fourth quarter	$112.34	$87.79	$1.080
Third quarter	$113.61	$86.43	$1.080
Second quarter	$128.13	$92.02	$1.070
First quarter	$140.51	$113.10	$1.070
2021
Fourth quarter	$138.40	$117.48	$1.070
Third quarter	$123.43	$111.21	$1.070
Second quarter	$125.00	$101.45	$1.060
First quarter	$110.66	$81.85	$1.060
On February 3, 2023, there were 2,157 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 55 consecutive years.
Our total annual dividends paid per common share for 2022 and 2021 were $4.29 per share and $4.25 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2023 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2022	2021
Ordinary dividend	$3.518	$3.358
Capital gain	0.772	0.680
Return of capital	—	0.212
	$4.290	$4.250
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2017, and ending December 31, 2022, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$200
$175
$150
$125
$100
$75
$50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2022, we did not issue any common shares in connection with the redemption of downREIT operating partnership units. Any equity securities sold by us during 2022 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2022, 5,871 restricted common shares were forfeited by former employees.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

ITEM 6.    RESERVED
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 10, 2022.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects comprising approximately 25.8 million square feet. In total, the real estate projects were 94.5% leased and 92.8% occupied at December 31, 2022. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 55 consecutive years.
Impacts of COVID-19 Pandemic and General Economic Conditions
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, and high inflation, we continue to monitor and address risks related to the COVID-19 pandemic and the general state of the economy. While improving, our cash flow and results of operations in the year ended December 31, 2022 continued to be negatively impacted largely due to vacancy levels remaining above historical levels. Although virtually all of our leases required the tenants to pay rent even while they were not operating, we entered into numerous agreements to abate, defer, and/or restructure tenant rent payments for varying periods of time, all with the objective of collecting as much cash as reasonably possible and maintaining occupancy to the maximum extent. We believe those actions positioned many of our tenants to be able to return to payment of contractual rent as soon as possible after the initial impacts from the pandemic started to subside.
During 2022, we have continued to see improvements in overall cash collections from tenants with collection rates nearing pre-pandemic levels. We have also taken multiple steps over the past two years to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times, including maintaining levels of cash in excess of the cash balances we have historically maintained. On October 5, 2022, we amended our revolving credit facility increasing the borrowing capacity from $1.0 billion to $1.25 billion and extending the maturity date to April 5, 2027, plus two six-month extensions at our option. Additionally, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. We also amended our unsecured term loan borrowing an additional $300.0 million. As of December 31, 2022, there is no outstanding balance on our $1.25 billion revolving credit facility, and we have cash and cash equivalents of $85.6 million.

Additional discussion of the impact of current economic conditions and the COVID-19 pandemic on our results and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.

Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities. We have aligned our program and efforts with the United Nations Sustainable Development Goals, as described in our ESG Policy and our 2021 Corporate Responsibility Report, which are provided only for informational purposes on our website and not incorporated by reference herein.

Our development activities have been heavily focused on owning, developing and operating properties that are certified under the U.S. Green Building Council’s® (“USGBC”) Leadership in Energy and Environmental Design™ (LEED®) rating system which serves as a third-party verification that a building or community was designed and built to mitigate its environmental footprint. We currently have 19 LEED certified buildings and our Pike & Rose project has achieved LEED for Neighborhood Development Stage 3 Gold certification. The COVID-19 pandemic has also increased our focus on owning, developing and operating healthier buildings. To that end, our new corporate headquarters space at our 909 Rose Avenue building has earned a Fitwel certification developed by the U.S. Centers for Disease Control and Prevention (CDC) together with the General Services Administration (GSA). This certification assesses a building’s impact on seven distinct categories related to overall health and well-being.

We are also committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization and have established greenhouse gas (GHG) emissions reduction targets in accordance with the Science-Based Targets initiative as well as energy reduction targets. To achieve these targets, we are actively addressing energy efficiency projects on site such as upgrading to LED lighting, procuring green energy, reducing electric consumption, and increasing our onsite solar generation capacity. We have installed on-site solar systems at 25 of our properties with a capacity of 14 MW with more projects actively in progress. We also installed electric vehicle car charging stations in numerous properties throughout our portfolio. We currently have over 300 charging stations in operation with more under construction.
We also understand that we face risks presented by climate change and are working to evaluate our risk exposure. In our 2021 Sustainability report, we provided a disclosure pursuant to the Task Force on Climate Related Financial Disclosure and we intend to provide that disclosure annually.
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

Collectibility of Lease Income
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $10.7 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
Our collection of rents has continued to improve, including collecting rents related to prior periods. As a result, our collectibility related adjustments for the year ended December 31, 2022 resulted in an increase to rental income of $4.1 million, as compared to a $24.0 million decrease to rental income during the year ended December 31, 2021, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. As of December 31, 2022 and 2021, the revenue from approximately 31% and 34% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2022 and 2021, our straight-line rent receivables balance was $126.6 million and $110.7 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
As of December 31, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $48 million of rent. We have subsequently collected approximately $35 million of those amounts previously deferred.
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
During 2022, we acquired properties included in our consolidated financial statements with a total purchase price of $443.1 million. $1.9 million, or less than 1% of the total purchase price was allocated to above market lease assets and $38.7 million, or 9% was allocated to below market lease liabilities. If the amounts allocated in 2022 to below market lease liabilities and building assets were each reduced by 5% of the total purchase price, annual below market lease liability amortization increasing rental income would decrease by approximately $2.1 million (using the weighted average life of below market liabilities at each respective acquired property) and annual depreciation expense would decrease by approximately $0.6 million (using a depreciable life of 35 years).

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
2022 Acquisitions, Dispositions, and Other Transactions
During the year ended December 31, 2022, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Gross Value
			(in square feet)	(in millions)
April 20, 2022 & July 27, 2022	Kingstowne Towne Center	Kingstowne, Virginia	410,000	$200.0	(1)
July 18, 2022	Hilton Village (office building)	Scottsdale, Arizona	212,000	$53.6	(2)
July 27, 2022	The Shops at Pembroke Gardens	Pembroke Pines, Florida	391,000	$180.5	(3)
November 18, 2022	Hoboken (301 Washington St.)	Hoboken, New Jersey	N/A	$9.0	(4)
(1)Approximately $11.3 million and $0.3 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $20.2 million of net assets acquired were allocated to other liabilities for "below market leases."
(2)This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075, for which we have recorded a $6.5 million "operating lease right of use asset" (net of a $0.8 million above market liability) and a $7.3 million "operating lease liability." Approximately $8.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and $0.1 million of net assets acquired were allocated to other liabilities for "below market leases."
(3)Approximately $16.3 million and $1.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $18.4 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)This property, that we own a 90% ownership interest in, was acquired through our Hoboken joint venture, and is in the beginning stages of redevelopment.

On October 6, 2022, we acquired a 47.5% net interest in an unconsolidated joint venture that owns two shopping centers for a combined price of $58.9 million. On the date of acquisition, the properties had combined mortgage debt of $76.1 million, of which, our share is approximately $36.2 million. Approximately $8.0 million and $2.0 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $17.1 million of net assets acquired were allocated to other liabilities for "below market leases." Additional information on the properties is listed below:

Property	City/State	Gross Leasable Area (GLA)	Purchase Price (our share)
		(in square feet)	(in millions)
Chandler Festival	Chandler, Arizona	355,000	$40.8
Chandler Gateway	Chandler, Arizona	262,000	$18.1
During the year ended December 31, 2022, we sold two residential properties (one included an adjacent retail pad), one retail property, one parcel of land, and one portion of a property for sales prices totaling $136.2 million, resulting in net gains totaling approximately $84.1 million.
Other Transactions
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo shopping center for $23.6 million, bringing our ownership interest to 100%.
On August 25, 2022, we entered into a tenancy in common ("TIC") agreement with our partner in the partnership that owned Escondido Promenade. As a result, the Company owns a 77.7% TIC interest, and our former partner owns the remaining 22.3% interest. While the Company controlled and consolidated Escondido Promenade under the previous partnership arrangement, control is shared under the TIC agreement. The transaction is considered a transfer of our previous controlling partner interest in exchange for a non-controlling TIC interest. Accordingly, we deconsolidated the entity and recorded our TIC interest at fair value as an equity method investment. We recognized a $70.4 million "gain on deconsolidation of VIE" on our consolidated statements of operations, which is the difference between the net carrying value of the deconsolidated entity and the fair value of our TIC interest. As of August 25, 2022, the fair value of our investment in the entity was $110.0 million, and is included in "investment in partnerships" on our consolidated balance sheet as of December 31, 2022. As a part of this transaction, we made a $3.5 million loan to our co-owner, which is included in "accounts and notes receivable, net" on our consolidated balance sheet at December 31, 2022. In addition, we entered into a purchase option agreement to acquire the TIC interest from our co-owner, which was secured through an option payment of $1.5 million, and allows us to exercise our option at any time between February 1, 2023 and March 15, 2023.
2022 Significant Debt and Equity Transactions
On February 14, 2022, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds from ATM equity program issuances to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
During 2022, we settled the remaining forward sales agreements entered into during 2021 by issuing 2,203,655 common shares for net proceeds of $259.4 million, and consequently, we have no outstanding open forward sales agreements as of December 31, 2022. For the year ended December 31, 2022, we issued 430,473 common shares at a weighted average price per share of $111.49 for net cash proceeds of $47.4 million including paying $0.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of December 31, 2022, we had the capacity to issue up to $452.0 million in common shares under our ATM equity program.
On June 29, 2022, we repaid the $16.1 million mortgage loan on one of the buildings at our Hoboken property, at par.
On October 5, 2022, we amended our revolving credit facility, increasing the borrowing capacity from $1.0 billion to $1.25 billion, extending the maturity date to April 5, 2027, plus two six-month extension options, transitioning the interest rate provisions from LIBOR to the secured overnight financing rate ("SOFR"), and adjusting the spread for SOFR based loans. Our SOFR based loans bear interest at Daily Simple SOFR or Term SOFR as defined in the credit agreement plus 0.10% plus a spread, based on our credit rating. The current spread is 77.5 basis points. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. On October 5, 2022, we also amended our unsecured term loan and borrowed an additional $300.0 million, bringing the total outstanding to $600.0 million. The term loan amendment also transitioned the interest rate provisions from LIBOR to SOFR. This SOFR based loan bears interest at Term SOFR as defined in the agreement, plus 0.10%, plus an 85 basis point spread, based on our current credit rating. The net proceeds from the term loan were used to repay the $267.0 million outstanding balance on the revolving credit facility and for general corporate purposes.

2023 Acquisition
On January 31, 2023, we acquired the 180,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we control under a long-term ground lease for $35.5 million.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $278 million and $11 million, respectively, for 2022 and $356 million and $10 million, respectively, for 2021. We capitalized external and internal costs related to other property improvements of $111 million and $4 million, respectively, for 2022 and $64 million and $4 million, respectively, for 2021. We capitalized external and internal costs related to leasing activities of $18 million and $4 million, respectively, for 2022 and $19 million and $3 million, respectively, for 2021. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $10 million, $3 million, and $4 million, respectively, for 2022 and $10 million, $3 million, and $3 million, respectively, for 2021. Total capitalized costs were $425 million for 2022 and $456 million for 2021, respectively.
Corporate Reorganization
In January 2022, we completed a reorganization into an umbrella partnership real estate investment trust, or "UPREIT." For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022, as well our 2021 Annual Report on Form 10-K filed on February 10, 2022. Immediately following the reorganization, the Parent Company had the same consolidated assets and liabilities as Federal Realty Investment Trust immediately before the reorganization. The Parent Company exercises exclusive control over the General Partner and does not have assets or liabilities other than its investment in the Operating Partnership. As a result, the UPREIT reorganization represented a merger of entities under common control in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the UPREIT reorganization had occurred at the earliest period presented.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
While the general economic effects of the elevated levels of inflation, rising interest rates, and the COVID-19 pandemic are impacting us in the short-term, our long-term focus has not changed. Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2022, no single tenant accounted for more than 2.8% of annualized base rent.
The effects of the current economic conditions, the COVID-19 pandemic, and inflation continue to negatively impact our business with the largest current impacts being lower occupancy, supply chain disruptions, and higher interest costs. At December 31, 2022, our commercial space is 92.8% occupied, which is below historical levels largely due to tenant failures as a result of the pandemic. This lower occupancy will adversely impact our results until we can release the space and then commences paying rent, as well as limit future vacancies. We are, however, experiencing strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in 2022, and the 1.7% spread between our leased rate of 94.5% and our occupied rate of 92.8%. Our percentage of contractual rent actually collected has continued to increase since the low point in April 2020, including some tenants paying past due amounts. We continue to see impacts of overall supply chain disruptions affecting the broader economy, including significantly longer lead times, limited availability, and increased costs for certain construction and other materials that support our development and redevelopment activities. If disruptions continue to worsen, they could result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, or staffing issues due to labor shortages, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
The duration and severity of the economic impact from the current economic environment and the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, however, we seek to position the Trust to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase III of Assembly Row includes 277,000 square feet of office space, 56,000 square feet of retail space, and 500 residential units. As of December 31, 2022, Phase III is substantially complete, with expected final costs between $475 million and $485 million.
•Phase III at Pike & Rose includes a 212,000 square foot office building (which includes 7,000 square feet of ground floor retail space and approximately 45,000 square feet is our new corporate headquarters). As of December 31, 2022, Phase III is substantially complete, with final estimated costs between $130 million and $135 million.
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 157,000 square feet of the office space is pre-leased to two tenants. The building is expected to cost between $185 million and $200 million, and begin delivering in late 2023.
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, which is expected to cost between $300 million and $315 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $228 million that we expect to stabilize over the next several years.

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
At December 31, 2022, the leasable square feet in our properties was 94.5% leased and 92.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2022 and the comparison of 2022 and 2021, all or a portion of 91 properties, were considered comparable properties and seven were considered non-comparable properties. For the year ended December 31, 2022, one property was moved from comparable properties to non-comparable properties, one property was moved from non-comparable properties to comparable properties, three properties were removed from comparable properties, as they were sold, and one property was removed from comparable properties, as it was deconsolidated, compared to the designations as of December 31, 2021. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment. Comparable property information replaces our previous same center designations.

YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021

			Change
	2022	2021	Dollars	%
	(Dollar amounts in thousands)
Rental income	$1,073,292	$948,842	$124,450	13.1%
Mortgage interest income	1,086	2,382	(1,296)	(54.4)%
Total property revenue	1,074,378	951,224	123,154	12.9%
Rental expenses	228,958	198,121	30,837	15.6%
Real estate taxes	127,824	118,496	9,328	7.9%
Total property expenses	356,782	316,617	40,165	12.7%
Property operating income (1)	717,596	634,607	82,989	13.1%
General and administrative expense	(52,636)	(49,856)	(2,780)	5.6%
Depreciation and amortization	(302,409)	(279,976)	(22,433)	8.0%
Gain on deconsolidation of VIE	70,374	—	70,374	100.0%
Gain on sale of real estate and change in control of interest	93,483	89,950	3,533	3.9%
Operating income	526,408	394,725	131,683	33.4%
Other interest income	1,072	809	263	32.5%
Interest expense	(136,989)	(127,698)	(9,291)	7.3%
Income from partnerships	5,170	1,245	3,925	315.3%
Total other, net	(130,747)	(125,644)	(5,103)	4.1%
Net income	395,661	269,081	126,580	47.0%
Net income attributable to noncontrolling interests	(10,170)	(7,583)	(2,587)	34.1%
Net income attributable to the Trust	$385,491	$261,498	$123,993	47.4%
(1) Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations to the previous period and we consider it be a significant measure. We believe that property operating income is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in operating income that do not relate to, or are not indicative of, the operating performance of our properties, such as general and administrative expenses and depreciation and amortization, and allows us to isolate disparities in operating income caused by acquisitions, dispositions, and stabilization of properties. Property operating income may, therefore, provide a more consistent metric for comparing the operating performance of our real estate between periods. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Operating income	$526,408	$394,725
General and administrative	52,636	49,856
Depreciation and amortization	302,409	279,976
Gain on deconsolidation of VIE	(70,374)	—
Gain on sale of real estate and change in control of interest	(93,483)	(89,950)
Property operating income	$717,596	$634,607

Property Revenues
Total property revenue increased $123.2 million, or 12.9%, to $1.1 billion in 2022 compared to $951.2 million in 2021. The percentage occupied at our shopping centers was 92.8% at December 31, 2022 compared to 91.1% at December 31, 2021. The most significant driver of the increase in property revenues is the ongoing recovery from the initial impacts of COVID-19 during 2022, as compared to 2021, when COVID-19 related restrictions were still in effect for a portion of the year. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $124.5 million, or 13.1%, to $1.1 billion in 2022 compared to $948.8 million in 2021 due primarily to the following:
•an increase of $39.8 million from 2021 and 2022 acquisitions,
•an increase of $36.3 million from comparable properties primarily related to higher percentage rent, parking income, and specialty leasing of $10.7 million primarily the result of the gradual lifting of COVID-19 closures and restrictions during 2021, higher rental rates of $9.9 million, higher average occupancy of approximately $8.3 million, a $5.7 million increase in CAM recoveries on higher CAM costs, and a $3.2 million increase in tenant recoveries, partially offset by lower net termination fees and legal fee income of $2.5 million,
•an increase of $30.6 million from non-comparable properties primarily driven by the opening of Phase III at Assembly Row in 2021, redevelopment related occupancy increases at CocoWalk, and the 2021 and 2022 openings at the Phase III office building at Pike & Rose, partially offset by redevelopment related occupancy decreases at Huntington Shopping Center,
•a $28.0 million decrease in collectibility related impacts across all properties primarily due to higher collection rates and lower rent abatements in 2022 as tenants continue to recover from the initial impacts of COVID-19, and
•an increase of $4.2 million from improving demand at our Pike & Rose hotel, partially offset by
•a decrease of $11.4 million from property sales.
Mortgage Interest Income
Mortgage interest income decreased $1.3 million, or 54.4%, to $1.1 million in 2022 compared to $2.4 million in 2021 primarily due to the repayment of $31.1 million of mortgage notes receivable in May 2021.
Property Expenses
Total property expenses increased $40.2 million, or 12.7%, to $356.8 million in 2022 compared to $316.6 million in 2021. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $30.8 million, or 15.6%, to $229.0 million in 2022 compared to $198.1 million in 2021. This increase is primarily due to the following:
•an increase of $12.2 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and management fees, as 2021 had lower costs as a result of COVID-19 impacts, as well as inflationary impacts in 2022 and higher insurance costs,
•an increase of $7.7 million from 2021 and 2022 acquisitions,
•an increase of $6.9 million from non-comparable properties due primarily to the 2021 openings of Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk, as well as increased costs associated with the redevelopment of Huntington Shopping Center, and
•an increase of $5.3 million from higher operating costs at our Pike & Rose hotel largely due to lifting of COVID-19 restrictions, partially offset by
•a decrease of $1.5 million from our property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.3% for the year ended December 31, 2022 from 20.9% for the year ended December 31, 2021.
Real Estate Taxes
Real estate tax expense increased $9.3 million, or 7.9% to $127.8 million in 2022 compared to $118.5 million in 2021 due primarily to the following:

•an increase of $5.6 million from 2021 and 2022 acquisitions,
•an increase of $2.6 million from non-comparable properties due primarily to the opening of Phase III at Assembly Row, and
•an increase of $2.1 million from comparable properties primarily due to a true-up in 2021 of prior year supplemental taxes at one of our properties and higher assessments, partially offset by
•a decrease of $0.8 million from our property sales.
Property Operating Income
Property operating income increased $83.0 million, or 13.1%, to $717.6 million in 2022 compared to $634.6 million in 2021. This increase is primarily driven by the ongoing recovery from the initial impacts of COVID-19, which resulted in lower collectibility related adjustments and higher percentage rent, specialty leasing, and parking income, compared to 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, and the opening of Phase III at Assembly Row in 2021, partially offset by property sales.
Other Operating

General and Administrative Expense
General and administrative expense increased $2.8 million, or 5.6%, to $52.6 million in 2022 from $49.9 million in 2021. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $22.4 million, or 8.0%, to $302.4 million in 2022 from $280.0 million in 2021. This increase is due primarily to property acquisitions, the openings of Phase III at Assembly Row, the Phase III office building at Pike & Rose, and CocoWalk, partially offset by the net impact of accelerated depreciation related to 2021 and 2022 redevelopment activities and 2021 property sales.
Gain on Deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the year ended December 31, 2022 is the result of the deconsolidation of Escondido Promenade in connection with the execution of the related August 25, 2022 TIC agreement (see Note 3 for additional information).
Gain on Sale of Real Estate and Change in Control of Interest
The $93.5 million gain on sale of real estate for the year ended December 31, 2022 is due primarily to a net gain of $84.1 million from the sale of two residential properties (including an adjacent retail pad), one retail property, and one parcel of land (see Note 3 for additional information), and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center (see Note 7 for additional information).
The $90.0 million gain on sale of real estate for the year ended December 31, 2021 is due to the sale of two properties and portions of three properties, as well as the $2.1 million gain relating to the acquisition of the previously unconsolidated Pike & Rose hotel joint venture (see Note 3 to the consolidated financial statements for additional information).
Operating Income
Operating income increased $131.7 million, or 33.4%, to $526.4 million in 2022 compared to $394.7 million in 2021. This increase is primarily due to the gain on the deconsolidation of a VIE, and the ongoing recovery from the impacts of COVID-19 restrictions, which resulted in lower collectibility related adjustments and higher percentage rent, specialty leasing, and parking income, compared to 2021 during which COVID-19 related restrictions were gradually being lifted. Also contributing to the increase were property acquisitions, higher occupancy and rental rates at comparable properties, and the opening of Phase III at Assembly Row in 2021, partially offset by property sales and higher personnel related costs.

Other
Interest Expense
Interest expense increased $9.3 million, or 7.3%, to $137.0 million in 2022 compared to $127.7 million in 2021. This increase is due primarily to the following:
•an increase of $5.6 million due to a higher overall weighted average borrowing rate, and
•a decrease of $4.0 million in capitalized interest,
partially offset by
•a decrease of $0.2 million due to lower weighted average borrowings.
Gross interest costs were $155.7 million and $150.3 million in 2022 and 2021, respectively. Capitalized interest was $18.7 million and $22.6 million in 2022 and 2021, respectively.
Income from Partnerships
Income from partnerships increased $3.9 million or 315.3% to $5.2 million in 2022 compared to $1.2 million in 2021. This increase is due primarily to improved operating results at our Assembly Row hotel joint venture and our restaurant joint ventures, largely the result of the easing of COVID-19 closures and restrictions and the forgiveness of certain loans for some of our restaurants joint ventures and at our Assembly Row hotel joint venture.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $2.6 million, or 34.1%, to $10.2 million in 2022 compared to $7.6 million in 2021. The increase is primarily due to 2021 acquisitions and higher income at our properties with third party partners.

Discussions of year-to-year comparisons between 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 10, 2022.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2022 were approximately $349.0 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain a $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
During 2022, we have continued to see improvements in overall cash collections from tenants with collection rates nearing pre-pandemic levels. We have also taken multiple steps over the past two years to strengthen our financial position, maximize liquidity, and to provide maximum flexibility during these uncertain times. On October 5, 2022, we amended our revolving credit facility increasing the borrowing capacity from $1.0 billion to $1.25 billion and extending the maturity date to April 5, 2027, plus two six-month extensions at our option. Additionally, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.75 billion. We also amended our unsecured term loan, borrowing an additional $300.0 million.
As of December 31, 2022, there is no balance outstanding on our $1.25 billion unsecured revolving credit facility and we had cash and cash equivalents of $85.6 million. For the year ended 2022, the weighted average amount of borrowings outstanding on our revolving credit facility was $80.3 million, and the weighted average interest rate, before amortization of debt fees, was 3.2%. We also have the capacity to issue up to $452.0 million in common shares under the ATM program. We have $275.0 million of debt maturing in 2023.
Our overall capital requirements during 2023 will be impacted by the overall economic environment including impacts of inflation, supply chain issues, and a potential recession, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of construction with remaining costs of $274 million. We expect to incur the majority of those costs in the next two years. We expect overall capital costs to be at levels consistent with 2022 or slightly reduced as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
We believe cash flow from operations, the cash on our balance sheet, and our $1.25 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity to be available to us, although newly issued debt would likely be at higher interest rates than we currently have outstanding. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. While we have seen significant improvements from the initial negative impacts of the COVID-19 pandemic, it, along with the overall state of the economy continues to affect our overall business, and we expect it will continue to negatively impact our business in the short term. However, we intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$516,769	$471,352
Net cash used in investing activities	(785,998)	(660,118)
Net cash provided by (used in) financing activities	190,414	(452,967)
Decrease in cash and cash equivalents	(78,815)	(641,733)
Cash, cash equivalents, and restricted cash, beginning of year	175,163	816,896
Cash, cash equivalents, and restricted cash, end of year	$96,348	$175,163

Net cash provided by operating activities increased $45.4 million to $516.8 million during 2022 from $471.4 million during 2021. The increase was primarily attributable to higher net income before non-cash items and gains on sale of real estate, partially offset by the timing of collections of real estate tax reconciliation billings during 2021 and the timing of payments.
Net cash used in investing activities increased $125.9 million to $786.0 million during 2022 from $660.1 million during 2021. The increase was primarily attributable to:
•a $72.0 million increase in acquisition of real estate primarily due to 2022 property acquisitions (see Note 3 to the consolidated financial statements for additional information), as compared to 2021 property acquisitions,
•the $31.1 million payoff of two mortgage notes receivable in May 2021,
•a $20.0 million increase in investment in partnerships, resulting from the 2022 acquisition of a 47.5% net interest in an unconsolidated joint venture that owns two shopping centers (see Note 3 to the consolidated financial statements for additional information), and
•$18.0 million for net costs paid in 2022 relating to the partial sale under threat of condemnation at San Antonio Center in 2019, partially offset by
•a $23.8 million decrease in net capital expenditures.
Net cash used in financing activities decreased $643.4 million to $190.4 million provided during 2022 from $453.0 million used during 2021. The decrease was primarily attributable to:
•$298.6 million in net proceeds from our unsecured term loan in October 2022,
•a $258.2 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022, as compared to the $140.9 million net repayments of four mortgage loans in 2021, the $100.0 million partial repayment of our $400.0 term loan which was amended in April 2021, and the $31.5 million repayment of the mortgage loan related to the Pike & Rose hotel in January 2021, and
•$134.3 million increase in net proceeds from the issuance of common shares under our ATM equity program for net proceeds of $306.8 million and $172.7 million, respectively, during 2022 and 2021,

partially offset by,
•a $27.6 million increase in distributions to and redemptions of noncontrolling interests primarily related to our acquisition of the redeemable noncontrolling interest in the partnership that owns the Plaza El Segundo shopping center for $23.6 million, and
•an $11.6 million increase in dividends paid to shareholders due to an increase in the common share dividend rate and an increase in the number of common shares outstanding.
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2022:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,344,474	$278,893	4,065,581
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	64,183	20,248	43,935
Lease obligations (minimum rental payments) (3)(4)	358,276	65,488	292,788
Redevelopments/capital expenditure contracts	262,081	244,096	17,985
Real estate commitments (5)	11,091	—	11,091
Total estimated cash requirements	$5,040,105	$608,725	$4,431,380
 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 3.7% as of December 31, 2022.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.05% as of December 31, 2022.
(3)This includes minimum rental payments related to both finance and operating leases.
(4)Lease obligations in the next twelve months include the $55 million fixed purchase price option for Mercer Mall as discussed in Note 7 to the consolidated financial statements.
(5)This includes the liability related to the sale under threat of condemnation at San Antonio Center as further discussed in Note 7 to the consolidated financial statements.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a)Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2022, our estimated liability upon exercise of the put option would range from approximately $62 million to $65 million.
(b)Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2022, a total of 644,554 downREIT operating partnership units are outstanding.
(c)The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
(d)Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $8 million to $9 million.
(e)Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
(f)Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
(g)Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
(h)At December 31, 2022, we had letters of credit outstanding of approximately $6.7 million.

Off-Balance Sheet Arrangements
At December 31, 2022, we have four real estate related equity method investments with total debt outstanding of $154.1 million, of which our share is $63.8 million. Our investment in these ventures at December 31, 2022 was $34.0 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2022 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2022:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2022	Stated Interest Rate as of December 31, 2022	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,835	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	55,060	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	Acquired	30,876	Various (2)	Various through 2029
Chelsea	Acquired	4,446	5.36%	January 15, 2031
Subtotal		322,317
Net unamortized debt issuance costs and premium		(1,702)
Total mortgages payable, net		320,615
Notes payable
Term Loan (3)(5)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (3)(4)(5)	1,250,000	—	SOFR + 0.775%	April 5, 2027
Various	7,239	2,957	Various (6)	Various through 2059
Subtotal		602,957
Net unamortized debt issuance costs		(1,880)
Total notes payable, net		601,077
Senior notes and debentures
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(11,499)
Total senior notes and debentures, net		3,407,701

Total debt, net		$4,329,393
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR as defined in the credit agreement and our term loan bears interest at Term SOFR, plus 0.10%, plus a spread, based on our current credit rating.
(4)The maximum amount drawn under our revolving credit facility during 2022 was $330.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
(6)The interest rates on these notes payable range from 3.00% to 11.31%.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2022, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2022:

	Unsecured		Secured	Total
	(In thousands)
2023	$275,755		$3,138	$278,893
2024	1,200,671	(1)	3,299	1,203,970
2025	418		47,630	48,048
2026	429,276		26,240	455,516
2027	515,037	(2)	178,278	693,315
Thereafter	1,601,000		63,732	1,664,732
	$4,022,157		$322,317	$4,344,474	(3)
_____________________
(1)Our $600.0 million term loan matures on April 16, 2024, plus two one-year extensions, at our option.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions, at our option. As of December 31, 2022, there was no outstanding balance under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2022.
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
As of December 31, 2022, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2022, 2021 and 2020.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income	$395,661	$269,081	$135,888
Net income attributable to noncontrolling interests	(10,170)	(7,583)	(4,182)
Gain on deconsolidation of a VIE	(70,374)	—	—
Gain on sale of real estate and change in control of interests, net	(93,483)	(89,892)	(91,922)
Impairment charge, net	—	—	50,728
Depreciation and amortization of real estate assets	266,741	243,711	228,850
Amortization of initial direct costs of leases	27,268	26,051	20,415
Funds from operations	515,643	441,368	339,777
Dividends on preferred shares (1)	(7,500)	(8,042)	(8,042)
Income attributable to operating partnership units	2,810	2,998	3,151
Income attributable to unvested shares	(1,797)	(1,581)	(1,037)
Funds from operations available for common shareholders (2)	$509,156	$434,743	$333,849
Weighted average number of common shares, diluted (1)(2)(3)	80,603	78,072	76,261

Funds from operations available for common shareholders, per diluted share (2)	$6.32	$5.57	$4.38
_____________________

(1)For the year ended December 31, 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)For the year ended December 31, 2020, FFO available for common shareholders includes an $11.2 million charge related to early extinguishment of debt. If this charge was excluded, our FFO available for common shareholders for 2020 would have been $345.0 million, and FFO available for common shareholders, per diluted share would have been $4.52.
(3)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for 2021 and 2020.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2022, we had $3.7 billion of fixed-rate debt outstanding, including $55.1 million in mortgage payables that are effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2022 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $164.6 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2022 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $184.6 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2022, we had $600.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.0 million with a corresponding increase in our net income and cash flows for the year.
While no amounts were outstanding at December 31, 2022, we have a $1.25 billion revolving credit facility that bears interest at a variable rate. If we increase our outstanding balance on the revolving credit facility in the future, additional decreases to future earnings and cash flows could occur.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Management's Evaluations of Disclosure Controls and Procedures
The Trust and the Operating Partnership maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Trust and the Operating Partnership's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust and the Operating Partnership’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Trust and the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.
Management's Evaluations of Internal Control over Financial Reporting
The Trust and the Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Trust and the Operating Partnership’s principal executive and principal financial officers and effected by our Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (GAAP) and includes those policies and procedures that:
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
We assessed the effectiveness of the Trust and the Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust and the Operating Partnership's internal control over financial reporting was effective as of December 31, 2022.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust and the Operating Partnership's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust and the Operating Partnership's internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-40.

(3) Exhibits

(b) The following documents are filed as exhibits are filed as part of, or incorporated by reference info, this report:

EXHIBIT INDEX

Exhibit No.	Description

2.1
Merger Agreement and Plan of Reorganization, dated December 2, 2021, by and among the Predecessor, the Parent Company, and Merger Sub (previously filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K filed on December 2, 2021 and incorporated herein by reference) ‡

3.1
Amended and Restated Declaration of Trust of the Parent Company dated January 1, 2022, as amended by the Articles of Amendment of Amended and Restated Declaration of Trust dated January 1, 2022 (previously filed as Exhibit 3.1 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Parent Company dated January 1, 2022 (previously filed as Exhibit 3.3 to our Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

3.3
Articles of Merger, dated December 8, 2021, by and among Merger Sub and the Predecessor (previously filed as Exhibit 3.4 to the Parent Company's Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

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

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

4.2	† Indenture dated December 1, 1993 related to the Partnership’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Predecessor’s Registration Statement on Form S-3, and amended on Form S-3, filed on December 13, 1993 and incorporated herein by reference) ‡

4.3
† Indenture dated September 1, 1998 related to the Partnership’s 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4(a) to the Predecessor’s Registration Statement on Form S-3 filed on September 17, 1998 and incorporated herein by reference) ‡

4.4
† First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated December 1, 1993 related to the Partnership's 7.48% Debentures due August 15, 2026 and 6.82% Medium Term Notes due August 1, 2027 (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.5
† First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated September 1, 1998 related to the Partnership's 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, American Stock Transfer and Trust Company, LLC, as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

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

Exhibit No.	Description
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

10.19
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.20	Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.21	Revised Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.22
Severance Agreement between Federal Realty Investment Trust and Daniel Guglielmone dated August 15, 2016 (previously filed as Exhibit 10.36 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference)

10.23
Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among the Predecessor, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on July 29, 2019 and incorporated herein by reference) ‡

10.24	2020 Performance Incentive Plan (previously filed as Appendix B to the Predecessor’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference)

10.25
Term Loan Agreement dated as of May 6, 2020, by and among the Predecessor, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Regions Bank, Truist Bank, and U.S. Bank National Bank Association as Co-Syndication Agents, PNC Capital Markets, LLC, Regions Capital Markets, Suntrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Book Managers (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020 and incorporated herein by reference) ‡

10.26
First Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020, by and among the Predecessor, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020, and incorporated herein by reference) ‡

10.27
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2020 Plan (previously filed as Exhibit 10.32 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.28
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.29
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.34 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.30
Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on From 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.31
Form of Option Award Agreement for basic options awarded out of the 2020 Plan (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.32
Form of Performance Award Agreement for Jeffrey S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, filed on February 12, 2021, and incorporated herein by reference)

10.33
Amended and Restated Severance Agreement between Federal Realty Investment Trust and Jeffery S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on February 12, 2021 and incorporated herein by reference)

10.34
First Amendment to Term Loan Agreement, dated as of April 16, 2021, by and among the Predecessor, as borrower, the Lenders, New Lenders, Departing Lenders (as each such term is defined therein) and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on From 8-K, filed on April 19, 2021, and incorporated herein by reference) ‡

10.35
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.36
Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference) ‡

10.37
Second Amendment to Term Loan Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference) ‡

Exhibit No.	Description
10.38
Second Amended and Restated Credit Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.39
Third Amendment to Term Loan Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

21.1	Subsidiaries of Federal Realty Investment Trust and Federal Realty OP LP (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
† Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust and the Partnership by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust and the Partnership.
‡ In this Exhibit Index, the term "Predecessor" refers to Federal Realty Investment Trust before the effectiveness of our UPREIT conversion as described in our Current Reports on Form 8-K filed on January 3 and 5, 2022. Upon completion of the UPREIT conversion, the Partnership became the successor to the Predecessor's right and obligations under this instrument.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 8, 2023.

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

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 8, 2023
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 8, 2023
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ DAVID W. FAEDER	Non -Executive Chairman	February 8, 2023
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 8, 2023
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 8, 2023
Nicole Y. Lamb-Hale

/S/ THOMAS A. MCEACHIN	Trustee	February 8, 2023
Thomas A. McEachin

/S/ ANTHONY P. NADER, III	Trustee	February 8, 2023
Anthony P. Nader, III

/S/ GAIL P. STEINEL	Trustee	February 8, 2023
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2022, and our report dated February 8, 2023 expressed an unqualified opinion on those financial statements.

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
February 8, 2023

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 8, 2023 expressed an unqualified opinion.

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
New York, New York
February 8, 2023

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the “Operating Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Operating Partnership as of and for the year ended December 31, 2022, and our report dated February 8, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Evaluation of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP
New York, New York
February 8, 2023

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the "Operating Partnership") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Operating Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 8, 2023 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Lease Collectibility Assessment
In order to recognize rental revenue on an accrual basis, the Operating Partnership must determine whether substantially all the rents due under a lease arrangement are collectible. If the Operating Partnership reaches the conclusion that substantially all of the rents are not collectible for a specific lease, then rental revenue under that arrangement can only be recognized when cash payment from the tenant is received.

Significant judgment is exercised by the Operating Partnership when making a collectibility assessment and includes the following considerations which require challenging and subjective auditor judgment in the execution of our audit procedures:
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
•We researched recent publicly available information such as bankruptcy filings, industry journals, and periodicals, and for any of the Operating Partnership’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
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

/s/ GRANT THORNTON LLP

We have served as the Operating Partnership's auditor since 2022.
New York, New York
February 8, 2023

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,997,583 and $2,207,648 of consolidated variable interest entities, respectively)	$9,441,945	$8,814,791
Construction-in-progress (including $8,477 and $18,752 of consolidated variable interest entities, respectively)	662,554	607,271
	10,104,499	9,422,062
Less accumulated depreciation and amortization (including $362,921 and $389,950 of consolidated variable interest entities, respectively)	(2,715,817)	(2,531,095)
Net real estate	7,388,682	6,890,967
Cash and cash equivalents	85,558	162,132
Accounts and notes receivable, net	197,648	169,007
Mortgage notes receivable, net	9,456	9,543
Investment in partnerships	145,205	13,027
Operating lease right of use assets, net	94,569	90,743
Finance lease right of use assets, net	45,467	49,832
Prepaid expenses and other assets	267,406	237,069
TOTAL ASSETS	$8,233,991	$7,622,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $191,827 and $335,301 of consolidated variable interest entities, respectively)	$320,615	$339,993
Notes payable, net	601,077	301,466
Senior notes and debentures, net	3,407,701	3,406,088
Accounts payable and accrued expenses	190,340	235,168
Dividends payable	90,263	86,538
Security deposits payable	28,508	25,331
Operating lease liabilities	77,743	72,661
Finance lease liabilities	67,660	72,032
Other liabilities and deferred credits	237,699	206,187
Total liabilities	5,021,606	4,745,464
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	178,370	213,708
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $0.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 and 399,896 shares issued and outstanding, respectively	9,822	9,997
Common shares of beneficial interest, $0.01 par, 100,000,000 shares authorized, 81,342,959 and 78,603,305 shares issued and outstanding, respectively	818	790
Additional paid-in capital	3,821,801	3,488,794
Accumulated dividends in excess of net income	(1,034,186)	(1,066,932)
Accumulated other comprehensive income (loss)	5,757	(2,047)
Total shareholders’ equity of the Trust	2,954,012	2,580,602
Noncontrolling interests	80,003	82,546
Total shareholders’ equity	3,034,015	2,663,148
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,233,991	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
REVENUE
Rental income	$1,073,292	$948,842	$832,171
Mortgage interest income	1,086	2,382	3,323
Total revenue	1,074,378	951,224	835,494
EXPENSES
Rental expenses	228,958	198,121	170,920
Real estate taxes	127,824	118,496	119,242
General and administrative	52,636	49,856	41,680
Depreciation and amortization	302,409	279,976	255,027
Total operating expenses	711,827	646,449	586,869

Impairment charge	—	—	(57,218)
Gain on deconsolidation of VIE	70,374	—	—
Gain on sale of real estate and change in control of interest, net of tax	93,483	89,950	98,117

OPERATING INCOME	526,408	394,725	289,524

OTHER INCOME/(EXPENSE)
Other interest income	1,072	809	1,894
Interest expense	(136,989)	(127,698)	(136,289)
Early extinguishment of debt	—	—	(11,179)
Income (loss) from partnerships	5,170	1,245	(8,062)
NET INCOME	395,661	269,081	135,888
Net income attributable to noncontrolling interests	(10,170)	(7,583)	(4,182)
NET INCOME ATTRIBUTABLE TO THE TRUST	385,491	261,498	131,706
Dividends on preferred shares	(8,034)	(8,042)	(8,042)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$377,457	$253,456	$123,664
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$4.71	$3.26	$1.62
Weighted average number of common shares	79,854	77,336	75,515
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$4.71	$3.26	$1.62
Weighted average number of common shares	80,508	77,368	75,515

NET INCOME	$395,661	$269,081	$135,888
Other comprehensive income (loss) - change in value of interest rate swaps	8,569	3,917	(5,302)
COMPREHENSIVE INCOME	404,230	272,998	130,586
Comprehensive income attributable to noncontrolling interests	(10,935)	(7,903)	(3,711)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$393,295	$265,095	$126,875

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2019	405,896	$159,997	75,540,804	$759	$3,166,522	$(791,124)	$(813)	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard	—	—	—	—	—	(510)	—	—	(510)
Net income, excluding $2,228 attributable to redeemable noncontrolling interests	—	—	—	—	—	131,706	—	1,954	133,660
Other comprehensive loss - change in value of interest rate swaps, excluding $471 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4,831)	—	(4,831)
Dividends declared to common shareholders ($4.22 per share)	—	—	—	—	—	(320,302)	—	—	(320,302)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $1,197 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(8,874)	(8,874)
Common shares issued, net	—	—	1,080,882	11	98,828	—	—	—	98,839
Shares issued under dividend reinvestment plan	—	—	24,491	—	2,072	—	—	—	2,072
Share-based compensation expense, net of forfeitures	—	—	114,251	1	13,242	—	—	—	13,243
Shares withheld for employee taxes	—	—	(33,034)	—	(4,052)	—	—	—	(4,052)
Conversion and redemption of downREIT OP units	—	—	—	—	(30)	—	—	(3,290)	(3,320)
Contributions from noncontrolling interests, excluding $19,335 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	120	120
Purchase of noncontrolling interests	—	—	—	—	(1,210)	—	—	(6,111)	(7,321)
Adjustment to redeemable noncontrolling interests	—	—	—	—	21,933	—	—	—	21,933
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $4,296 attributable to redeemable noncontrolling interests	—	—	—	—	—	261,498	—	3,287	264,785
Other comprehensive income - change in value of interest rate swaps, excluding $320 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	3,597	—	3,597
Dividends declared to common shareholders ($4.26 per share)	—	—	—	—	—	(332,116)	—	—	(332,116)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $5,268 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,341)	(4,341)
Common shares issued, net	—	—	1,643,845	17	172,736	—	—	—	172,753
Shares issued under dividend reinvestment plan	—	—	19,758	—	1,955	—	—	—	1,955
Share-based compensation expense, net of forfeitures	—	—	164,553	2	14,432	—	—	—	14,434
Shares withheld for employee taxes	—	—	(29,031)	—	(2,998)	—	—	—	(2,998)
Conversion and redemption of downREIT OP units	—	—	76,786	—	7,474	—	—	(7,573)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,583	6,583
Adjustment to redeemable noncontrolling interests	—	—	—	—	(2,110)	—	—	—	(2,110)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	—	—	—	—	—	385,491	—	3,557	389,048
Other comprehensive income - change in value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	7,804	—	7,804
Dividends declared to common shareholders ($4.30 per share)	—	—	—	—	—	(344,711)	—	—	(344,711)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,034)	—	—	(8,034)
Distributions declared to noncontrolling interests, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(5,007)	(5,007)
Common shares issued, net	—	—	2,634,223	26	306,828	—	—	—	306,854
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	19,502	—	2,104	—	—	—	2,104
Share-based compensation expense, net of forfeitures	—	—	110,395	2	15,016	—	—	—	15,018
Shares withheld for employee taxes	—	—	(41,105)	—	(4,900)	—	—	—	(4,900)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	—	14,598	—	1,367	—	—	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	12,382	—	—	—	12,382
BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$395,661	$269,081	$135,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,409	279,976	255,027
Impairment charge	—	—	57,218
Gain on deconsolidation of VIE	(70,374)	—	—
Gain on sale of real estate and change in control of interest, net of tax	(93,483)	(89,950)	(98,117)
Early extinguishment of debt	—	—	11,179
(Income) loss from partnerships	(5,170)	(1,245)	8,062
Straight-line rent	(18,326)	(9,397)	(4,492)
Share-based compensation expense	13,704	13,009	11,924
Other, net	(4,812)	(3,223)	(1,290)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(12,071)	1,214	(6,032)
Increase in prepaid expenses and other assets	(1,219)	(5,607)	(3,260)
Increase in accounts payable and accrued expenses	77	6,782	5,621
Increase (decrease) in security deposits and other liabilities	10,373	10,712	(1,799)
Net cash provided by operating activities	516,769	471,352	369,929
INVESTING ACTIVITIES
Acquisition of real estate	(438,494)	(366,466)	(9,589)
Capital expenditures - development and redevelopment	(309,046)	(368,786)	(433,872)
Capital expenditures - other	(107,655)	(71,728)	(68,064)
Costs associated with property sold under threat of condemnation, net	(18,031)	—	(12,924)
Proceeds from sale of real estate	133,717	137,868	183,461
Change in cash from deconsolidation of VIE	(4,192)	—	—
Investment in partnerships	(23,155)	(3,115)	(3,348)
Distribution from partnerships in excess of earnings	6,864	2,970	1,301
Leasing costs	(22,541)	(21,990)	(15,080)
(Issuance) repayment of mortgage and other notes receivable, net	(3,465)	31,129	(10,268)
Net cash used in investing activities	(785,998)	(660,118)	(368,383)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	(6,375)	—	(638)
Issuance of senior notes, net of costs	—	—	1,094,283
Redemption and retirement of senior notes	—	—	(510,360)
Issuance of notes payable, net of costs	298,568	—	398,722
Repayment of mortgages, finance leases, and notes payable	(19,443)	(277,643)	(70,237)
Issuance of common shares, net of costs	307,275	172,981	99,177
Dividends paid to common and preferred shareholders	(347,284)	(335,656)	(324,596)
Shares withheld for employee taxes	(4,900)	(2,998)	(4,052)
Contributions from noncontrolling interests	—	133	—
Distributions to and redemptions of noncontrolling interests	(37,427)	(9,784)	(20,563)
Net cash provided by (used in) financing activities	190,414	(452,967)	661,736
(Decrease) increase in cash, cash equivalents, and restricted cash	(78,815)	(641,733)	663,282
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896	153,614
Cash, cash equivalents, and restricted cash at end of year	$96,348	$175,163	$816,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except unit data)
ASSETS
Real estate, at cost
Operating (including $1,997,583 and $2,207,648 of consolidated variable interest entities, respectively)	$9,441,945	$8,814,791
Construction-in-progress (including $8,477 and $18,752 of consolidated variable interest entities, respectively)	662,554	607,271
	10,104,499	9,422,062
Less accumulated depreciation and amortization (including $362,921 and $389,950 of consolidated variable interest entities, respectively)	(2,715,817)	(2,531,095)
Net real estate	7,388,682	6,890,967
Cash and cash equivalents	85,558	162,132
Accounts and notes receivable, net	197,648	169,007
Mortgage notes receivable, net	9,456	9,543
Investment in partnerships	145,205	13,027
Operating lease right of use assets, net	94,569	90,743
Finance lease right of use assets, net	45,467	49,832
Prepaid expenses and other assets	267,406	237,069
TOTAL ASSETS	$8,233,991	$7,622,320
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $191,827 and $335,301 of consolidated variable interest entities, respectively)	$320,615	$339,993
Notes payable, net	601,077	301,466
Senior notes and debentures, net	3,407,701	3,406,088
Accounts payable and accrued expenses	190,340	235,168
Dividends payable	90,263	86,538
Security deposits payable	28,508	25,331
Operating lease liabilities	77,743	72,661
Finance lease liabilities	67,660	72,032
Other liabilities and deferred credits	237,699	206,187
Total liabilities	5,021,606	4,745,464
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	178,370	213,708
Partner capital
Preferred units, 398,878 and 405,896 units issued and outstanding, respectively	154,788	154,963
Common units, 81,342,959 and 78,603,305 units issued and outstanding, respectively	2,793,467	2,427,686
Accumulated other comprehensive income (loss)	5,757	(2,047)
Total partner capital	2,954,012	2,580,602
Noncontrolling interests in consolidated partnerships	80,003	82,546
Total capital	3,034,015	2,663,148
TOTAL LIABILITIES AND CAPITAL	$8,233,991	$7,622,320
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit data)
REVENUE
Rental income	$1,073,292	$948,842	$832,171
Mortgage interest income	1,086	2,382	3,323
Total revenue	1,074,378	951,224	835,494
EXPENSES
Rental expenses	228,958	198,121	170,920
Real estate taxes	127,824	118,496	119,242
General and administrative	52,636	49,856	41,680
Depreciation and amortization	302,409	279,976	255,027
Total operating expenses	711,827	646,449	586,869

Impairment charge	—	—	(57,218)
Gain on deconsolidation of VIE	70,374	—	—
Gain on sale of real estate and change in control of interest, net of tax	93,483	89,950	98,117

OPERATING INCOME	526,408	394,725	289,524

OTHER INCOME/(EXPENSE)
Other interest income	1,072	809	1,894
Interest expense	(136,989)	(127,698)	(136,289)
Early extinguishment of debt	—	—	(11,179)
Income (loss) from partnerships	5,170	1,245	(8,062)
NET INCOME	395,661	269,081	135,888
Net income attributable to noncontrolling interests	(10,170)	(7,583)	(4,182)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	385,491	261,498	131,706
Dividends on preferred units	(8,034)	(8,042)	(8,042)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$377,457	$253,456	$123,664
EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$4.71	$3.26	$1.62
Weighted average number of common units	79,854	77,336	75,515
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$4.71	$3.26	$1.62
Weighted average number of common units	80,508	77,368	75,515

NET INCOME	$395,661	$269,081	$135,888
Other comprehensive income (loss) - change in value of interest rate swaps	8,569	3,917	(5,302)
COMPREHENSIVE INCOME	404,230	272,998	130,586
Comprehensive income attributable to noncontrolling interests	(10,935)	(7,903)	(3,711)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$393,295	$265,095	$126,875
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2019	$154,963	$2,381,191	$(813)	$2,535,341	$100,791	$2,636,132
January 1, 2020 adoption of new accounting standard	—	(510)	—	(510)	—	(510)
Net income, excluding $2,228 attributable to redeemable noncontrolling interests	8,042	123,664	—	131,706	1,954	133,660
Other comprehensive loss - change in fair value of interest rate swaps, excluding $471 attributable to redeemable noncontrolling interests	—	—	(4,831)	(4,831)	—	(4,831)
Distributions declared to common unit holders	—	(320,302)	—	(320,302)	—	(320,302)
Distributions declared to preferred unit holders	(8,042)	—	—	(8,042)	—	(8,042)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,197 attributable to redeemable noncontrolling interests	—	—	—	—	(8,874)	(8,874)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	98,839	—	98,839	—	98,839
Common units issued under dividend reinvestment plan	—	2,072	—	2,072	—	2,072
Share-based compensation expense, net of forfeitures	—	13,243	—	13,243	—	13,243
Common units withheld for employee taxes	—	(4,052)	—	(4,052)	—	(4,052)
Conversion and redemption of downREIT OP units	—	(30)	—	(30)	(3,290)	(3,320)
Contributions from noncontrolling interests, excluding $19,335 attributable to redeemable noncontrolling interests	—	—	—	—	120	120
Purchase of noncontrolling interest	—	(1,210)	—	(1,210)	(6,111)	(7,321)
Adjustment to redeemable noncontrolling interests	—	21,933	—	21,933	—	21,933
BALANCE AT DECEMBER 31, 2020	154,963	2,314,838	(5,644)	2,464,157	84,590	2,548,747
Net income, excluding $4,296 attributable to redeemable noncontrolling interests	8,042	253,456	—	261,498	3,287	264,785
Other comprehensive income - change in fair value of interest rate swaps, excluding $320 attributable to redeemable noncontrolling interest	—	—	3,597	3,597	—	3,597
Distributions declared to common unit holders	—	(332,116)	—	(332,116)	—	(332,116)
Distributions declared to preferred unit holders	(8,042)	—	—	(8,042)	—	(8,042)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $5,268 attributable to redeemable noncontrolling interests	—	—	—	—	(4,341)	(4,341)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	172,753	—	172,753	—	172,753
Common units issued under dividend reinvestment plan	—	1,955	—	1,955	—	1,955
Share-based compensation expense, net of forfeitures	—	14,434	—	14,434	—	14,434
Common units withheld for employee taxes	—	(2,998)	—	(2,998)	—	(2,998)
Conversion of downREIT OP units	—	7,474	—	7,474	(7,573)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	6,583	6,583
Adjustment to redeemable noncontrolling interests	—	(2,110)	—	(2,110)	—	(2,110)
BALANCE AT DECEMBER 31, 2021	154,963	2,427,686	(2,047)	2,580,602	82,546	2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	8,034	377,457	—	385,491	3,557	389,048
Other comprehensive income - change in fair value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	7,804	7,804	—	7,804
Distributions declared to common unit holders	—	(344,711)	—	(344,711)	—	(344,711)
Distributions declared to preferred unit holders	(8,034)	—	—	(8,034)	—	(8,034)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	(5,007)	(5,007)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	306,854	—	306,854	—	306,854
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	2,104	—	2,104	—	2,104
Share-based compensation expense, net of forfeitures	—	15,018	—	15,018	—	15,018
Common units withheld for employee taxes	—	(4,900)	—	(4,900)	—	(4,900)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	1,367	—	1,367	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	12,382	—	12,382	—	12,382
BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
OPERATING ACTIVITIES
Net income	$395,661	$269,081	$135,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302,409	279,976	255,027
Impairment charge	—	—	57,218
Gain on deconsolidation of VIE	(70,374)	—	—
Gain on sale of real estate and change in control of interest, net of tax	(93,483)	(89,950)	(98,117)
Early extinguishment of debt	—	—	11,179
(Income) loss from partnerships	(5,170)	(1,245)	8,062
Straight-line rent	(18,326)	(9,397)	(4,492)
Share-based compensation expense	13,704	13,009	11,924
Other, net	(4,812)	(3,223)	(1,290)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(12,071)	1,214	(6,032)
Increase in prepaid expenses and other assets	(1,219)	(5,607)	(3,260)
Increase in accounts payable and accrued expenses	77	6,782	5,621
Increase (decrease) in security deposits and other liabilities	10,373	10,712	(1,799)
Net cash provided by operating activities	516,769	471,352	369,929
INVESTING ACTIVITIES
Acquisition of real estate	(438,494)	(366,466)	(9,589)
Capital expenditures - development and redevelopment	(309,046)	(368,786)	(433,872)
Capital expenditures - other	(107,655)	(71,728)	(68,064)
Costs associated with property sold under threat of condemnation, net	(18,031)	—	(12,924)
Proceeds from sale of real estate	133,717	137,868	183,461
Change in cash from deconsolidation of VIE	(4,192)	—	—
Investment in partnerships	(23,155)	(3,115)	(3,348)
Distribution from partnerships in excess of earnings	6,864	2,970	1,301
Leasing costs	(22,541)	(21,990)	(15,080)
(Issuance) repayment of mortgage and other notes receivable, net	(3,465)	31,129	(10,268)
Net cash used in investing activities	(785,998)	(660,118)	(368,383)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	(6,375)	—	(638)
Issuance of senior notes, net of costs	—	—	1,094,283
Redemption and retirement of senior notes	—	—	(510,360)
Issuance of notes payable, net of costs	298,568	—	398,722
Repayment of mortgages, finance leases, and notes payable	(19,443)	(277,643)	(70,237)
Issuance of common units, net of costs	307,275	172,981	99,177
Dividends paid to common and preferred unit holders	(347,284)	(335,656)	(324,596)
Shares withheld for employee taxes	(4,900)	(2,998)	(4,052)
Contributions from noncontrolling interests	—	133	—
Distributions to and redemptions of noncontrolling interests	(37,427)	(9,784)	(20,563)
Net cash provided by (used in) financing activities	190,414	(452,967)	661,736
(Decrease) increase in cash, cash equivalents, and restricted cash	(78,815)	(641,733)	663,282
Cash, cash equivalents, and restricted cash at beginning of year	175,163	816,896	153,614
Cash, cash equivalents, and restricted cash at end of year	$96,348	$175,163	$816,896
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Parent Company” and "Trust") is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operating and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of, and exercises control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2022, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects.
We operate in a manner intended to enable the Trust to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
Impacts of COVID-19 Pandemic and General Economic Conditions
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, higher levels of inflation, and rising interest rates, we continue to monitor and address risks related to the global COVID-19 pandemic and the state of the economy. The extent of the future effects of COVID-19 and potentially worsening economic conditions on our business, results of operations, cash flows, and growth prospects is highly uncertain and will ultimately depend on future developments, none of which can be predicted with any certainty.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In January 2022, we completed a reorganization into an umbrella partnership real estate investment trust, or "UPREIT." For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on January 3, 2022 and January 5, 2022, as well our 2021 Annual Report on Form 10-K filed on February 10, 2022. Immediately following the reorganization, the Parent Company had the same consolidated assets and liabilities as Federal Realty Investment Trust immediately before the reorganization. The Parent Company exercises exclusive control over the General Partner and does not have assets or liabilities other than its investment in the Operating Partnership. As a result, the UPREIT reorganization represented a merger of entities under common control in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the UPREIT reorganization had occurred at the earliest period presented. Certain 2021, 2020, and 2019 amounts have been reclassified to conform to current period presentation.
Principles of Consolidation
As discussed in the Explanatory Note, we have combined the Annual Reports on Form 10-K of the Parent Company and the Operating Partnership into this single report. As a result, we present two sets of consolidated financial statements. Both sets of consolidated financial statements include the accounts of the entity, its corporate subsidiaries, and all entities in which it has a controlling interest or has been determined to the primary beneficiary of a variable interest entity (“VIE”). The Parent Company's consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries as the Parent, and through its ownership and control over the General Partner, exercises exclusive control over the Operating Partnership. The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting.
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
In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2022, we executed rent deferral agreements related to the COVID-19 pandemic representing approximately $48 million of rent. We have subsequently collected approximately $35 million of those amounts previously deferred. As of December 31, 2022, we have entered into rent abatement agreements related to the COVID-19 pandemic totaling $4 million, $26 million, and $48 million of rents due in 2022, 2021, and 2020 respectively.
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
Our collection of rents has continued to improve from the initial impacts of COVID-19, including collecting rents related to prior periods. As a result, our collectibility related adjustments for the year ended December 31, 2022 resulted in an increase to rental income of $4.1 million, as compared to a $24.0 million and $106.6 million decrease to rental income during the years ended December 31, 2021 and 2020, respectively, which reflected lower levels of cash collections and elevated levels of rent abatements and disputes directly related to COVID-19. This includes changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of December 31, 2022 and 2021, the revenue from approximately 31% and 34% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2022 and 2021, our straight-line rent receivables balance was $126.6 million and $110.7 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
Other revenue recognition policies
Sales of real estate are recognized upon the transfer of control, which usually occurs when the real estate is legally sold. When we enter into a transaction to sell a property or a portion of a property, we evaluate the recognition of the sale under ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets." In accordance with ASC 610-20, we apply the guidance in ASC 606, "Revenue from Contracts with Customers," to determine whether and when control transfers and how to measure the associated gain or loss. We determine the transaction price based on the consideration we expect to receive. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of a gain recognized will not occur. We analyze the risk of a significant gain reversal and if necessary limit the amount of variable consideration recognized in order to mitigate this risk. The estimation of variable consideration requires us to make assumptions and apply significant judgment.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2022, 2021 and 2020, real estate depreciation expense was $265.7 million, $245.1 million and $227.9 million, respectively, including amounts from real estate sold.
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as acquired leases, assumed debt, if any, and to current assets acquired and current liabilities assumed, if any. The value allocated to acquired leases is amortized over the related lease term and reflected as rental income in the consolidated statements of comprehensive income. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of acquired lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any acquired lease value is written off to rental income.
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

Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2022, we had $113.2 million in excess of the FDIC insured limit.
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
At December 31, 2022, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken property at 3.67%. Both swaps were designated and qualify for cash flow hedge accounting. As of December 31, 2022, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on the joint venture's mortgage debt at 5.206%. Both swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2022, 2021 and 2020.
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
At December 31, 2022, we had three mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments of $9.5 million, and a weighted average interest rate of 10.9%.
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
Our equity method investments in the Assembly Row hotel joint venture, the La Alameda shopping center, the Chandler Festival and Chandler Gateway shopping centers, and our mortgage notes receivable are considered variable interests in a VIE (see Note 3 to the consolidated financial statements for additional information on the Chandler Festival and Chandler Gateway shopping centers). As we do not control the activities that most significantly impact the economic performance of our equity method joint ventures or the borrower entities related to our mortgage notes receivable, we are not the primary beneficiary and do not consolidate. As of December 31, 2022 and 2021, our investment in the equity method joint ventures and maximum exposure to loss was $34.0 million and $8.9 million, respectively. As of December 31, 2022 and 2021, our investment in mortgage notes receivable and maximum exposure to loss was $9.5 million for both periods. We also own a 77.7% tenancy in common ("TIC") interest in Escondido Promenade which is recorded as an equity method investment and included in investments in partnerships" on our December 31, 2022 consolidated balance sheets. Our TIC interest in Escondido Promenade is not considered a variable interest in a variable interest entity. See Note 3 to the consolidated financial statements for additional information.
In addition, we have 19 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.6 billion and $1.8 billion as of December 31, 2022 and 2021, respectively, and mortgages related to VIEs included in our consolidated balance sheets were approximately $191.8 million and $335.3 million, as of December 31, 2022 and 2021, respectively.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2022	2021
	(In thousands)
Beginning balance	$213,708	$137,720
Net income	6,613	4,296
Contributions	2,111	74,530
Other comprehensive income - change in value of interest rate swaps	765	320
Distributions & redemptions	(32,445)	(5,268)
Change in redemption value	(12,382)	2,110
Ending balance	$178,370	$213,708
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo shopping center for $23.6 million, bringing our ownership interest to 100%.
Leases
We have ground leases at 11 properties which are accounted for as operating leases. The operating lease right of use ("ROU") assets and related liabilities are shown separately on the face of our consolidated balance sheet and reflect the present value of the minimum lease payments. A key input in the calculation is the discount rate. As the rate implied in the lease agreements is not readily determinable, we utilize our incremental borrowing rate that corresponds to the remaining term of the lease, our credit spread, and an adjustment to reflect the collateralized payment terms present in the lease. Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the non-cancellable lease term and is included in rental expenses in our consolidated statements of operations. We do not record an ROU asset or lease liability for leases with terms of less than 12 months.
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2018. As of December 31, 2022 and 2021, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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

Forward Equity Sales
Our at-the-market (“ATM”) equity program allows shares to be sold through forward sales contracts. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales contracts in our earnings per share calculations. We use the treasury method to determine the dilution, if any, from the forward sales contracts during the period of time prior to settlement. See Note 8 to the consolidated financial statements for details of our forward sales transactions.

Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters
Adopted on January 1, 2022:

ASU 2020-06, August 2020, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This ASU simplifies the accounting for convertible instruments by removing the requirements to separately present certain conversion features in equity, simplifying the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification, and generally requiring the use of the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement (if the effect is more dilutive). The guidance is effective for annual period beginning after December 15, 2021, and interim periods therein.	The adoption of this standard did not have an impact to our consolidated financial statements.

ASU 2021-05, July 2021, Lessors - Certain Leases with Variable Lease Payments (Topic 842)	This ASU amends the lessor lease classification in ASC 842 for leases that include variable lease payments that are not based on an index or rate. Under the amended guidance, lessors will classify a lease with variable payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the previous ASU 842 classification criteria, and sales-type or direct financing lease classification would result in a Day 1 loss.

	This guidance is effective for annual periods beginning after December 15, 2021, and interim periods therein.	The adoption of this standard did not have an impact to our consolidated financial statements.

Issued in 2022:
ASU 2022-03, June 2022, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	This ASU clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, and requires specific disclosures for all entities with equity securities subject to a contractual sale restriction including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. In addition, the ASU prohibits an entity from recognizing a contractual sale as a separate unit of account.

	This guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted.	We are assessing the impact of this ASU on OP units issued as consideration in future acquisitions.

Issued in 2020:
Reference Rate Reform (Topic 848) and related update: ASU 2020-04, March 2020, Reference Rate Reform (Topic 848) ASU 2022-06, December 2022, Deferral of the Sunset Date	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract.

ASU 2022-06 extended the period for which this guidance can be immediately applied through December 31, 2024.
We expect to apply some of the practical expedients, as we are in the process of transitioning the $55.1 million mortgage loan on Hoboken and the $38.2 million mortgage loan related to the unconsolidated Assembly Row hotel (of which our share is $19.1 million) from LIBOR to alternative interest rates. We do not expect a significant impact to our financial results, financial position, or cash flows from this transition.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$155,659	$150,324	$159,718
Interest capitalized	(18,670)	(22,626)	(23,429)
Interest expense	$136,989	$127,698	$136,289
Cash paid for interest, net of amounts capitalized	$130,912	$123,585	$130,248
Cash paid for income taxes	$624	$386	$580
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units issued with acquisition	$—	$—	$18,920
Mortgage loans assumed with acquisition (1)	$—	$—	$8,903
DownREIT operating partnership units redeemed for common shares	$1,385	$7,545	$—
Shares issued under dividend reinvestment plan	$1,718	$1,727	$1,734
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$175	$—	$—
(1) See our Annual Report on Form 10-K for the year ended December 31, 2020 for additional disclosures relating to the mortgages entered into and assumed as a result of the Hoboken acquisition.

	December 31,
	2022	2021
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$85,558	$162,132
Restricted cash (1)	10,790	13,031
Total cash, cash equivalents, and restricted cash	$96,348	$175,163
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
2022 Property Acquisitions
During the year ended December 31, 2022, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
April 20, 2022 & July 27, 2022	Kingstowne Towne Center	Kingstowne, Virginia	410,000	$200.0	(1)
July 18, 2022	Hilton Village (office building)	Scottsdale, Arizona	212,000	$53.6	(2)
July 27, 2022	The Shops at Pembroke Gardens	Pembroke Pines, Florida	391,000	$180.5	(3)
November 18, 2022	Hoboken (301 Washington St.)	Hoboken, New Jersey	N/A	$9.0	(4)
(1)Approximately $11.3 million and $0.3 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $20.2 million of net assets acquired were allocated to other liabilities for "below market leases."
(2)This building is adjacent to, and will be operated as part of our Hilton Village property. The land is controlled under a long-term ground lease that expires on September 30, 2075, for which we have recorded a $6.5 million "operating lease right of use asset" (net of a $0.8 million above market liability) and a $7.3 million "operating lease liability." Approximately $8.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and $0.1 million of net assets acquired were allocated to other liabilities for "below market leases."

(3)Approximately $16.3 million and $1.6 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $18.4 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)This property, that we own a 90% ownership interest in, was acquired through our Hoboken joint venture, and is in the beginning stages of redevelopment.

On October 6, 2022, we acquired a 47.5% net interest in an unconsolidated joint venture that owns two shopping centers for a combined price of $58.9 million. On the date of acquisition, the properties had combined mortgage debt of $76.1 million, of which, our share is approximately $36.2 million. Approximately $8.0 million and $2.0 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $17.1 million of net assets acquired were allocated to other liabilities for "below market leases." Additional information on the properties is listed below:

Property	City/State	Gross Leasable Area (GLA)	Purchase Price (our share)
		(in square feet)	(in millions)
Chandler Festival	Chandler, Arizona	355,000	$40.8
Chandler Gateway	Chandler, Arizona	262,000	$18.1
2022 Property Dispositions
During the year ended December 31, 2022, we sold two residential properties (one included an adjacent retail pad), one retail property, one parcel of land, and one portion of a property for sales prices totaling $136.2 million, resulting in net gains totaling approximately $84.1 million.
Other Transaction
On August 25, 2022, we entered into a tenancy in common ("TIC") agreement with our partner in the partnership that owned Escondido Promenade. As a result, the Company owns a 77.7% TIC interest, and our former partner owns the remaining 22.3% interest. While the Company controlled and consolidated Escondido Promenade under the previous partnership arrangement, control is shared under the TIC agreement. The transaction is considered a transfer of our previous controlling partner interest in exchange for a non-controlling TIC interest. Accordingly, we deconsolidated the entity and recorded our TIC interest at fair value as an equity method investment. We recognized a $70.4 million "gain on deconsolidation of VIE" on our consolidated statements of operations, which is the difference between the net carrying value of the deconsolidated entity and the fair value of our TIC interest. As of August 25, 2022, the fair value of our investment in the entity was $110.0 million, and is included in "investment in partnerships" on our consolidated balance sheet as of December 31, 2022. As a part of this transaction, we made a $3.5 million loan to our co-owner, which is included in "accounts and notes receivable, net" on our consolidated balance sheet at December 31, 2022. In addition, we entered into a purchase option agreement to acquire the TIC interest from our co-owner, which was secured through an option payment of $1.5 million, and allows us to exercise our option at any time between February 1, 2023 and March 15, 2023.
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

	December 31, 2022		December 31, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$45,737	$(33,892)	$46,951	$(33,617)
Below market leases, lessee	34,604	(5,847)	34,604	(5,019)
Total	$80,341	$(39,739)	$81,555	$(38,636)

Below market leases, lessor	$(267,910)	$91,989	$(230,059)	$78,327
Above market leases, lessee	(11,127)	3,208	(10,347)	2,654
Total	$(279,037)	$95,197	$(240,406)	$80,981

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amortization of above market leases, lessor	$(3,437)	$(3,150)	$(4,060)
Amortization of below market leases, lessor	14,543	11,897	8,406
Net increase in rental income	$11,106	$8,747	$4,346

Amortization of below market leases, lessee	$828	$828	$828
Amortization of above market leases, lessee	(554)	(538)	(525)
Net increase in rental expense	$274	$290	$303
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2022

Above market leases, lessor	3.0 years
Below market leases, lessee	36.6 years
Below market leases, lessor	17.6 years
Above market leases, lessee	19.1 years
The amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2023	$3,869	$15,555
2024	3,347	15,005
2025	2,277	11,507
2026	2,005	11,074
2027	1,717	10,601
Thereafter	27,387	120,098
	$40,602	$183,840

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2022 and 2021:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2022	2021	December 31, 2022	December 31, 2022
Mortgages payable	(Dollars in thousands)
Azalea	$40,000	$40,000	3.73%	November 1, 2025
Bell Gardens	11,835	12,127	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	55,060	56,450	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)	30,876	31,817	Various (2)	Various through 2029
Chelsea	4,446	4,851	5.36%	January 15, 2031
Hoboken (1 Building)	—	16,234	3.75%	July 1, 2042
Subtotal	322,317	341,579
Net unamortized debt issuance costs and premium	(1,702)	(1,586)
Total mortgages payable, net	320,615	339,993
Notes payable
Term Loan (3)(5)	600,000	300,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (3)(4)(5)	—	—	SOFR + 0.775%	April 5, 2027
Various	2,957	2,635	Various (6)	Various through 2059
Subtotal	602,957	302,635
Net unamortized debt issuance costs	(1,880)	(1,169)
Total notes payable, net	601,077	301,466
Senior notes and debentures
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,419,200	3,419,200
Net unamortized debt issuance costs and premium	(11,499)	(13,112)
Total senior notes and debentures	3,407,701	3,406,088

Total debt	$4,329,393	$4,047,547
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR as defined in the credit agreement and our term loan bears interest at Term SOFR, plus 0.10%, plus a spread, based on our current credit rating.
(4)The maximum amount drawn under our revolving credit facility during the year ended December 31, 2022 was $330.0 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.2%.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
(6)The interest rates on these notes payable range from 3.00% to 11.31%.

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
During 2022, 2021 and 2020, the maximum amount of borrowings outstanding under our revolving credit facility was $330.0 million, $150.0 million and $990.0 million, respectively. The weighted average amount of borrowings outstanding was $80.3 million, $19.6 million and $138.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 3.2%, 0.9% and 1.5%, respectively. The revolving credit facility requires an annual facility fee which is $1.9 million under the amended credit agreement. At December 31, 2022 and December 31, 2021, our revolving credit facility had no balance outstanding.
On October 5, 2022, we also amended our unsecured term loan and borrowed an additional $300.0 million, bringing the total outstanding to $600.0 million. The term loan amendment also transitioned the interest rate provisions from LIBOR to SOFR. This SOFR based loan bears interest at Term SOFR as defined in the agreement, plus 0.10%, plus a 85 basis point spread, based on our current credit rating. The net proceeds from the term loan after underwriting fees and other costs were $298.5 million, and were used to repay the $267.0 million outstanding balance on the revolving credit facility and for general corporate purposes.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2022, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2022 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2023	$3,138	$755		$275,000	$278,893
2024	3,299	600,671	(1)	600,000	1,203,970
2025	47,630	418		—	48,048
2026	26,240	76		429,200	455,516
2027	178,278	37	(2)	515,000	693,315
Thereafter	63,732	1,000		1,600,000	1,664,732
	$322,317	$602,957		$3,419,200	$4,344,474	(3)
 _____________________
(1)Our $600.0 million term loan matures on April 16, 2024 plus two one-year extensions, at our option.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027 plus two six-month extensions, at our option. As of December 31, 2022, there was no balance outstanding under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2022.

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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$921,692	$895,654	$641,459	$655,864
Senior notes and debentures	$3,407,701	$3,048,456	$3,406,088	$3,649,776

As of December 31, 2022, we have two interest rate swap agreements with notional amounts of $55.1 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $55.1 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2022 was an asset of $6.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2022, the value of our interest rate swaps increased $7.7 million (including less than $0.1 million reclassified from other comprehensive income as an increase to interest expense). A summary of our financial assets (liabilities) that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$6,144	$—	$6,144	$—	$(1,511)	$—	$(1,511)
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2022 and December 31, 2021, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income (loss)" was an increase of $0.9 million and $0.7 million, respectively.

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
At December 31, 2022 and 2021, our reserves for general liability costs were $3.3 million and $5.2 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2022 and 2021, we made payments from these reserves of $2.3 million and $1.5 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo shopping center for $23.6 million, bringing our ownership interest to 100%.
On December 11, 2019, we received proceeds related to the sale under the threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and recorded a corresponding liability for our estimate of these costs. During 2022, we recorded a net reduction to our liability for condemnation and transaction costs to reflect the impact of a recent tenant settlement agreement and our current estimate of remaining costs. As a result, for the year ended December 31, 2022, we have recognized a gain of $9.3 million, which is included in our consolidated statements of operations. Additionally, during 2022, we incurred $18.0 million of payments to tenants, and consequently, at December 31, 2022, we have a liability of $5.0 million to reflect our estimate of the remaining consideration.
At December 31, 2022, we had letters of credit outstanding of approximately $6.7 million.
As of December 31, 2022 in connection with capital improvement, development, and redevelopment projects, we have contractual obligations of approximately $262.1 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2022:

(In thousands)
Year ending December 31,
2023	$5,775
2024	5,949
2025	5,815
2026	5,451
2027	5,037
Thereafter	198,973
Total future minimum operating lease payments	227,000
Less amount representing interest	(149,257)
Operating lease liabilities	$77,743

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2022, are as follows:

(In thousands)
Year ending December 31,
2023	$59,713
2024	713
2025	713
2026	713
2027	748
Thereafter	68,676
Total future minimum finance lease payments	131,276
Less amount representing interest	(63,616)
Finance lease liabilities	$67,660
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. During 2022, we exercised our option to purchase the fee interest, which is expected to close in the second half of 2023.
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from approximately $62 million to $65 million.
A master lease for Melville Mall, as amended on October 14, 2021, includes a fixed price put option at any time prior to June 30, 2025, requiring us to purchase Melville Mall for approximately $3.6 million. Additionally, we have the right to purchase Melville Mall in 2026 for approximately $3.6 million. The consideration is net of a contract amendment fee to be paid by the landlord.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
Effective September 18, 2023, the other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $8 million to $9 million.
Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2022, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 644,554 downREIT operating partnership units are outstanding which have a total fair value of $65.1 million, based on our closing stock price on December 31, 2022.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2022, 2021 and 2020, 19,502 shares, 19,758 shares, and 24,491 shares, respectively, were issued under the Plan.
As of December 31, 2022, 2021, and 2020, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2022, we had 392,878 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share, and 399,896 shares at December 31, 2021 and 2020. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. On June 15, 2022, one of our Series 1 Preferred shareholders converted 7,018 preferred shares to 1,675 common shares. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On February 14, 2022, we replaced our existing at-the-market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds from ATM equity program issuances to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the year ended December 31, 2022, we issued 430,473 common shares at a weighted average price per share of $111.49 for net cash proceeds of $47.4 million including paying $0.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2021, we issued 847,471 common shares at a weighted average price per share of $104.19 for net cash proceeds of $87.0 million and paid $0.9 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares. As of December 31, 2022, we have the remaining capacity to issue up to $452.0 million in common shares under our ATM equity program.
During 2021, we entered into forward sales contracts for 2,999,955 common shares under our ATM equity program at a weighted average offering price of $120.22. During 2021, we settled a portion of these forward sales agreements by issuing 796,300 common shares for net proceeds of $85.7 million and during 2022, we settled the remaining forward sales contracts by issuing 2,203,655 common shares for net proceeds of $259.4 million. We have no outstanding forward sales agreements as of December 31, 2022.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2022		2021		2020
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.300	$4.290	$4.260	$4.250	$4.220	$4.210
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.250

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2022	2021	2020
Common shares
Ordinary dividend	$3.518	$3.358	$3.452
Capital gain	0.772	0.680	—
Return of capital	—	0.212	0.758
	$4.290	$4.250	$4.210
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.110	$1.124	$1.354
Capital gain	0.244	0.230	—
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.025	$1.038	1.250
Capital gain	0.225	0.212	—
	$1.250	$1.250	$1.250
On November 3, 2022, the Trustees declared a quarterly cash dividend of $1.08 per common share, payable January 17, 2023 to common shareholders of record on January 3, 2023.
NOTE 10— LEASES
At December 31, 2022, our 103 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,300 commercial leases and 3,000 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2022, no one tenant or corporate group of tenants accounted for more than 2.8% of annualized base rent.
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
As of December 31, 2022, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2023	$701,133
2024	649,472
2025	564,446
2026	490,884
2027	416,736
Thereafter	1,644,716
$4,467,387

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$1,251	$1,284	$1,284
Interest on lease liabilities	5,743	5,828	5,826
Operating lease cost	6,138	5,687	5,946
Variable lease cost	309	246	353
Total lease cost	$13,441	$13,045	$13,409

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$5,642	$5,723	$5,736
Operating cash flows for operating leases	$5,644	$5,288	$5,498
Financing cash flows for finance leases	$50	$51	$46

		December 31,
		2022	2021
Weighted-average remaining term - finance leases		13.9 years	16.3 years
Weighted-average remaining term - operating leases		53.3 years	52.8 years
Weighted-average discount rate - finance leases		8.1%	8.0%
Weighted-average discount rate - operating leases		4.8%	4.5%
ROU assets obtained in exchange for operating lease liabilities		$6,476	$10,341

NOTE 11—COMPONENTS OF RENTAL EXPENSES
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Repairs and maintenance	$90,343	$78,028	$66,845
Utilities	34,226	27,808	25,065
Management fees and costs	27,416	24,919	23,752
Payroll	19,693	18,341	16,691
Insurance	16,380	14,406	12,439
Marketing	7,814	7,481	6,432
Ground rent	5,092	4,571	4,595
Other operating	27,994	22,567	15,101
Total rental expenses	$228,958	$198,121	$170,920

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)

Grants of common shares, restricted stock units, and options	$15,018	$14,434	$13,243
Capitalized share-based compensation	(1,314)	(1,425)	(1,319)
Share-based compensation expense	$13,704	$13,009	$11,924

As of December 31, 2022, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2022 and 2020.
The following table provides a summary of the assumptions used to value options granted in 2021:

Year Ended December 31,
2021
Volatility	29.3%
Expected dividend yield	4.1%
Expected term (in years)	7.5
Risk free interest rate	0.9%
The weighted-average grant-date fair value of options granted in 2021 was $16.40 per share. The following table provides a summary of option activity for 2022:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2021	3,658	$95.77
Granted	—	—
Exercised	(366)	95.77
Forfeited or expired	(1,463)	95.77
Outstanding at December 31, 2022	1,829	$95.77	8.1	$10
Exercisable at December 31, 2022	366	$95.77	8.1	$2
The following table provides a summary of restricted share activity for 2022:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	288,996	$112.29
Granted	116,266	125.34
Vested	(119,646)	118.81
Forfeited	(5,871)	120.62
Unvested at December 31, 2022	279,745	$114.75
The weighted-average grant-date fair value of stock awarded in 2022, 2021 and 2020 was $125.34, $97.46 and $124.55, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2022, 2021 and 2020, was $14.3 million, $11.0 million and $12.4 million, respectively.
On February 10, 2021, 10,441 restricted stock units were awarded to an officer that vest at the end of four years. The final awards earned are based on meeting certain market based performance criteria, and may vary from 0% to 200% of the original award. The weighted-average grant-date fair value of the restricted stock units awarded in 2021 was $97.01. The following table provides a summary of restricted stock unit activity for 2022:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	10,441	$97.01
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2022	10,441	$97.01
As of December 31, 2022, there was $19.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.5 years with a weighted-average period of 2.1 years.
Subsequent to December 31, 2022, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 3, 2023	5,942	Shares	Immediate	Trustees
February 7, 2023	135,314	Restricted Shares	3-5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $20,500 for 2022, and 19,500 for 2021 and 2020. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2022, 2021 and 2020 was approximately $869,000, $816,000 and $813,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2022 and 2021, we are liable to participants for approximately $18.0 million and $21.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For 2022 and 2021 we had 0.3 million weighted average unvested shares and units outstanding, and for 2020 we had 0.2 million which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 682 stock options in 2020,
•conversions of downREIT operating partnership units for 2021 and 2020,
•and 5.417% Series 1 Cumulative Convertible Preferred Shares and units for 2022, 2021, and 2020, and
•the issuance of $1.8 million shares and units issuable under forward sales agreements in 2021.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the award has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
NUMERATOR
Net income	$395,661	$269,081	$135,888
Less: Preferred share dividends	(8,034)	(8,042)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(10,170)	(7,583)	(4,182)
Less: Earnings allocated to unvested shares	(1,328)	(1,211)	(992)
Net income available for common shareholders, basic	376,129	252,245	122,672
Add: Income attributable to downREIT operating partnership units	2,810	—	—
Net income available for common shareholders, diluted	$378,939	$252,245	$122,672
DENOMINATOR
Weighted average common shares outstanding—basic	79,854	77,336	75,515
Effect of dilutive securities:
Open forward contracts for share issuances	—	32	—
DownREIT operating partnership units	654	—	—
Weighted average common shares outstanding—diluted	80,508	77,368	75,515

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$4.71	$3.26	$1.62
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$4.71	$3.26	$1.62

Federal Realty OP LP Trust Earnings per Unit

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit data)
NUMERATOR
Net income	$395,661	$269,081	$135,888
Less: Preferred unit distributions	(8,034)	(8,042)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(10,170)	(7,583)	(4,182)
Less: Earnings allocated to unvested units	(1,328)	(1,211)	(992)
Net income available for common unit holders, basic	376,129	252,245	122,672
Add: Income attributable to downREIT operating partnership units	2,810	—	—
Net income available for common unit holders, diluted	$378,939	$252,245	$122,672
DENOMINATOR
Weighted average common units outstanding—basic	79,854	77,336	75,515
Effect of dilutive securities:
Common unit issuances relating to open common forward contracts	—	32	—
DownREIT operating partnership units	654	—	—
Weighted average common units outstanding—diluted	80,508	77,368	75,515

EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$4.71	$3.26	$1.62
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$4.71	$3.26	$1.62

NOTE 15—SUBSEQUENT EVENT
On January 31, 2023, we acquired the 180,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we control under a long-term ground lease for $35.5 million.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$11,627	$10,195	$30,506	$40,701	$16,582	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	18,628	2,432	30,974	33,406	22,902	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	991,368	69,421	1,049,395	1,118,816	137,485	2005, 2012-2022	2005-2013	(1)
AZALEA (California)	39,850	40,219	67,117	1,918	40,219	69,035	109,254	13,549	2014	8/2/2017	(1)
BALA CYNWYD (Pennsylvania)		3,565	14,466	54,758	2,683	70,106	72,789	31,192	1955/2020	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	8,338	12,617	37,941	50,558	8,656	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	52,498	4,363	68,957	73,320	51,953	1958	12/31/1985	(1)
BELL GARDENS (California)	11,629	24,406	85,947	8,090	24,406	94,037	118,443	22,722	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)		46,579	35,406	174,823	44,437	212,371	256,808	104,068	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BIRCH & BROAD (Virginia)		1,798	1,270	22,674	1,819	23,923	25,742	10,663	1960/1962	9/30/67 & 10/05/72	(1)
BRICK PLAZA (New Jersey)		—	24,715	82,169	4,385	102,499	106,884	64,220	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	16,487	3,856	32,446	36,302	21,938	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,366	7,128	38,355	5,614	7,128	43,969	51,097	12,751	1986/2004	1/1/2014	(1)
CAMELBACK COLONNADE (Arizona)		52,658	126,646	734	52,658	127,380	180,038	7,204	1977/2019	6/14/2021	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	737	16,710	14,149	30,859	3,810	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	4,304	8,689	19,466	3,125	8,669	22,611	31,280	10,254	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
CHESTERBROOK (Virginia)		13,042	24,725	3,172	13,042	27,897	40,939	1,486	1967/1991	4/30/21	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COCOWALK (Florida)		32,513	71,536	96,837	48,944	151,942	200,886	21,876	1990/1994, 1922-1973, 2018-2021	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	7,535	2,415	11,499	13,914	10,052	1905-1988	8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	99,671	2,793	107,095	109,888	67,014	1965/2003/2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,585	1,750	5,454	7,204	3,455	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	19,957	4,635	31,568	36,203	23,145	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	9,263	27,245	63,838	91,083	32,610	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN COMMONS (Connecticut)		30,368	19,523	90,301	30,368	109,824	140,192	4,526	1920-2009	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,354	13,413	19,609	16,354	33,022	49,376	20,497	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	17,861	15,587	59,610	75,197	30,199	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	12,534	29,069	150,569	179,638	51,835	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	22,022	4,013	33,346	37,359	23,410	1959	10/16/1992	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	3,547	16,768	27,372	44,140	3,843	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	45,511	10,216	63,406	73,622	52,462	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	23,530	9,252	33,074	42,326	25,593	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	13,018	1,507	16,799	18,306	8,227	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	3,932	13,978	13,841	27,819	3,518	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	40,841	—	44,096	44,096	2,965	2018-2020	6/15/2018	(1)
FRESH MEADOWS (New York)		24,625	25,255	44,707	24,633	69,954	94,587	50,551	1946-1949	12/5/1997	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	4,062	12,696	24,865	37,561	15,023	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	26,088	5,973	33,087	39,060	20,489	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	7,859	2,677	12,688	15,365	10,066	1958	7/28/1994	(1)
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	3,730	32,202	53,316	85,518	5,686	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	26,671	2,068	31,576	33,644	22,416	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		642	7,629	16,943	653	24,561	25,214	18,777	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	18,580	525	20,181	20,706	18,518	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	2,210	10,743	22,926	33,669	5,832	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	6,767	1968	4/12/1995	(1)
GROSSMONT CENTER (California)		125,434	50,311	691	125,434	51,002	176,436	5,589	1961, 1963, 1982-1983, 2002	6/1/2021	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	1,067	2,257	23,460	25,717	4,626	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	11,611	8,519	27,145	35,664	15,449	1963	8/6/1998	(1)
HILTON VILLAGE (Arizona)		—	85,431	218	—	85,649	85,649	2,881	1982/1989	6/14/21 & 7/18/22	(1)
HOBOKEN (New Jersey)	85,684	56,866	167,835	2,805	56,868	170,638	227,506	16,501	1887-2006	9/18/19, 11/26/19, 12/19/19, 2/12/20, & 11/18/22	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	36,670	8,370	53,520	61,890	22,892	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	51,607	12,294	67,515	79,809	17,994	1962	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		—	10,075	3,851	506	13,420	13,926	5,782	1980/2004-2007	8/16/2010	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	3,792	4,308	13,818	18,126	10,783	1991	4/15/1994	(1)
KINGS COURT (California)		—	10,714	917	—	11,631	11,631	10,939	1960	8/24/1998	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
KINGSTOWNE TOWNE CENTER (Virginia)		72,234	137,466	134	72,234	137,600	209,834	2,827	1996/2001/ 2006	4/20/22 & 7/27/22	(1)
LANCASTER (Pennsylvania)		—	2,103	6,621	432	8,292	8,724	6,460	1958	4/24/1980	(1)
LANGHORNE SQUARE (Pennsylvania)		720	2,974	21,044	720	24,018	24,738	18,544	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	31,484	7,551	53,916	61,467	44,562	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	47,128	6,161	55,608	61,769	26,059	1972	7/23/1980 & 4/3/17	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	59,103	79,346	78,386	157,732	33,750	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	36,431	35,622	69,313	104,935	25,179	1974	10/16/2006	(1)
MERCER MALL (New Jersey)		5,917	18,358	51,788	5,868	70,195	76,063	40,726	1975	10/14/03 & 1/31/17	(1)
MONTROSE CROSSING (Maryland)		48,624	91,819	31,945	48,624	123,764	172,388	44,035	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		15,769	33,501	45,682	15,851	79,101	94,952	47,780	1966/1972/ 1987/2001	3/31/03, 3/21/03, & 1/27/06	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	25,542	939	34,320	35,259	22,611	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	12,045	638	13,043	13,681	7,309	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	35,035	3,420	37,800	41,220	25,856	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	20,903	15,048	67,635	82,683	8,590	2017-2018	8/2/2017	(1)
PAN AM (Virginia)		8,694	12,929	10,055	8,695	22,983	31,678	18,204	1979	2/5/1993	(1)
PERRING PLAZA (Maryland)		2,800	6,461	26,183	2,800	32,644	35,444	24,815	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	761,536	33,716	769,626	803,342	103,351	1963, 2012-2022	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	14,342	14,914	37,197	52,111	21,950	1968	3/31/97 & 7/8/15	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	15,022	10,305	36,575	46,880	10,092	1969	1/13/2016	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
PLAZA DEL SOL (California)		5,605	12,331	19	5,605	12,350	17,955	2,258	2009	8/2/2017	(1)
PLAZA EL SEGUNDO/THE POINT (California)	124,614	62,127	153,556	88,748	64,463	239,968	304,431	74,977	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	7,542	3,319	15,999	19,318	11,884	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	29,436	2,928	37,654	40,582	26,197	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	2,173	15,422	106,745	122,167	19,616	1989, 2012	3/31/2017	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	5,887	26,400	24,349	50,749	6,144	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	1,205,916	57,592	1,222,508	1,280,100	295,689	1999-2006, 2009, 2011, 2014, 2016-2022	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SYLMAR TOWNE CENTER (California)		18,522	24,637	3,160	18,522	27,797	46,319	4,791	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)		20,682	72,432	34,072	20,685	106,501	127,186	49,604	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	43,168	18,016	103,115	9,200	18,021	112,310	130,331	31,948	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	2,208	4,441	15,057	19,498	7,448	2005 - 2006	3/8/2007	(1)
THE SHOPS AT PEMBROKE GARDENS (Florida)		39,506	141,356	96	39,506	141,452	180,958	2,489	2007	7/27/2022	(1)
THIRD STREET PROMENADE (California)		22,645	12,709	53,725	25,125	63,954	89,079	38,262	1888-2000	1996-2000	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	5,434	7,280	15,842	23,122	11,161	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	29,095	29,962	72,463	102,425	28,776	1989, 2017	1/19/11 & 6/13/14	(1)
TOWN CENTER OF NEW BRITAIN (Pennsylvania)		1,282	12,285	4,219	1,827	15,959	17,786	7,643	1969	6/29/2006	(1)
TROY HILLS (New Jersey)		3,126	5,193	33,191	5,865	35,645	41,510	25,966	1966	7/23/1980	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2022
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
TWINBROOKE SHOPPING CENTRE (Virginia)		16,484	18,898	334	16,484	19,232	35,716	1,043	1977	9/2/2021	(1)
TYSON'S STATION (Virginia)		388	453	5,615	493	5,963	6,456	4,133	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	44,879	5,949	63,499	69,448	35,458	1940, 2006-2009	12/21/1995	(1)
WESTGATE CENTER (California)		6,319	107,284	43,641	6,319	150,925	157,244	77,351	1960-1966	3/31/2004	(1)
WESTPOST (FORMERLY KNOWN AS PENTAGON ROW) (Virginia)		—	2,955	111,100	—	114,055	114,055	61,422	1999 - 2002	1998 & 11/22/10	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	2,113	3,514	23,490	27,004	11,813	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		27,720	—	195	27,750	165	27,915	—	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	17,774	9,111	18,835	27,946	10,965	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	29,039	1,499	35,682	37,181	23,076	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	95,106	7,790	98,231	106,021	70,589	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	22,003	8,055	35,762	43,817	28,189	1948	10/29/1996	(1)
TOTALS	$320,615	$1,682,853	$3,022,488	$5,399,158	$1,678,321	$8,426,178	$10,104,499	$2,715,817

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2022
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2019	$8,298,132
Additions during period
Acquisitions	39,440
Improvements	473,679
Deductions during period
Impairment of property	(68,484)
Dispositions and retirements of property	(159,897)
Balance, December 31, 2020	8,582,870
Additions during period
Acquisitions	519,350
Improvements	424,521
Deduction during period—dispositions and retirements of property	(104,679)
Balance, December 31, 2021	9,422,062
Additions during period
Acquisitions	445,319
Improvements	399,623
Deduction during period—dispositions and retirements of property
Dispositions and retirements of property	(107,682)
Deconsolidation of VIE	(54,823)
Balance, December 31, 2022 (1)	$10,104,499
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $9.0 billion as of December 31, 2022.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2022
Reconciliation of Accumulated Depreciation and Amortization
(In thousands)

Balance, December 31, 2019	$2,215,413
Additions during period—depreciation and amortization expense	229,199
Deductions during period
Impairment of property	(11,631)
Dispositions and retirements of property	(75,289)
Balance, December 31, 2020	2,357,692
Additions during period—depreciation and amortization expense	246,338
Deductions during period -dispositions and retirements of property	(72,935)
Balance, December 31, 2021	2,531,095
Additions during period—depreciation and amortization expense	266,877
Deductions during period
Dispositions and retirements of property	(59,066)
Deconsolidation of VIE	(23,089)
Balance, December 31, 2022	$2,715,817

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2022

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Second mortgage on a retail shopping center in Rockville, MD	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	$58,750	(2)	$5,075	$4,956	$—
Second mortgage on a retail shopping center in Rockville, MD	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(2)	4,500	4,500	—
Second mortgage on a retail shopping center in Baltimore, MD	7.0%	October 2031	Principal and interest monthly; balloon payment due at maturity	4,990	(3)	600	—	—
				$63,740		$10,175	$9,456	$—
_____________________
(1)The amounts are net of any expected losses in accordance with ASU 2016-13. See note 2 to the consolidated financial statements. For Federal tax purposes, the aggregate tax basis is approximately $10.1 million as of December 31, 2022.
(2)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2022 is estimated.
(3)This mortgage is subordinate to a first mortgage of $5.0 million. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2022 is estimated.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2022
Reconciliation of Carrying Amount
(In thousands)

Balance, December 31, 2019	$30,429
January 1, 2020 adoption of new accounting standard - See Note 2	(790)
Additions during period:
Acquisition of loan, net of valuation adjustments	9,560
Issuance of loans	693
Balance, December 31, 2020	39,892
Additions during period:
Issuance of loans	600
Deductions during period:
Collection and satisfaction of loans	(30,339)
Valuation adjustments	(610)
Balance, December 31, 2021	9,543
Deductions during period:
Valuation adjustments	(44)
Collection and satisfaction of loans	(43)
Balance, December 31, 2022	$9,456