Form 10-Q
period 2023-03-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2023-05-04
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Federal Realty Investment Trust ☐  Yes    ☐  No Federal Realty OP LP ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of registrant’s common shares outstanding on May 1, 2023 was 81,515,397.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2023, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of March 31, 2023, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2023

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,002,163 and $1,997,583 of consolidated variable interest entities, respectively)	$9,532,332	$9,441,945
Construction-in-progress (including $12,174 and $8,477 of consolidated variable interest entities, respectively)	664,184	662,554
	10,196,516	10,104,499
Less accumulated depreciation and amortization (including $376,441 and $362,921 of consolidated variable interest entities, respectively)	(2,771,150)	(2,715,817)
Net real estate	7,425,366	7,388,682
Cash and cash equivalents	99,449	85,558
Accounts and notes receivable, net	200,512	197,648
Mortgage notes receivable, net	9,443	9,456
Investment in partnerships	143,464	145,205
Operating lease right of use assets, net	88,831	94,569
Finance lease right of use assets, net	45,179	45,467
Prepaid expenses and other assets	257,050	267,406
TOTAL ASSETS	$8,269,294	$8,233,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $191,193 and $191,827 of consolidated variable interest entities, respectively)	$319,910	$320,615
Notes payable, net	661,391	601,077
Senior notes and debentures, net	3,408,104	3,407,701
Accounts payable and accrued expenses	196,092	190,340
Dividends payable	90,436	90,263
Security deposits payable	28,351	28,508
Operating lease liabilities	77,442	77,743
Finance lease liabilities	67,658	67,660
Other liabilities and deferred credits	237,316	237,699
Total liabilities	5,086,700	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	178,353	178,370
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 81,511,204 and 81,342,959 shares issued and outstanding, respectively	820	818
Additional paid-in capital	3,828,930	3,821,801
Accumulated dividends in excess of net income	(1,068,892)	(1,034,186)
Accumulated other comprehensive income	4,546	5,757
Total shareholders’ equity of the Trust	2,925,226	2,954,012
Noncontrolling interests	79,015	80,003
Total shareholders’ equity	3,004,241	3,034,015
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,269,294	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
REVENUE
Rental income	$272,798	$256,507
Mortgage interest income	261	264
Total revenue	273,059	256,771
EXPENSES
Rental expenses	55,205	56,211
Real estate taxes	32,566	30,560
General and administrative	12,545	12,342
Depreciation and amortization	78,637	71,674
Total operating expenses	178,953	170,787

Gain on sale of real estate	1,702	—

OPERATING INCOME	95,808	85,984

OTHER INCOME/(EXPENSE)
Other interest income	632	120
Interest expense	(39,225)	(31,573)
Income from partnerships	516	197
NET INCOME	57,731	54,728
Net income attributable to noncontrolling interests	(2,396)	(2,744)
NET INCOME ATTRIBUTABLE TO THE TRUST	55,335	51,984
Dividends on preferred shares	(2,008)	(2,010)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$53,327	$49,974

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.65	$0.63
Weighted average number of common shares	81,141	78,446
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.65	$0.63
Weighted average number of common shares	81,141	78,543

COMPREHENSIVE INCOME	$56,395	$58,644

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$54,124	$55,556

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $1,668 attributable to redeemable noncontrolling interests	—	—	—	—	—	55,335	—	728	56,063
Other comprehensive loss - change in fair value of interest rate swaps, excluding $125 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,211)	—	(1,211)
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(88,033)	—	—	(88,033)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,560 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(1,048)	(1,048)
Common shares issued, net	—	—	57,064	1	6,250	—	—	—	6,251
Shares issued under dividend reinvestment plan	—	—	4,664	—	423	—	—	—	423
Share-based compensation expense, net of forfeitures	—	—	141,234	1	4,433	—	—	—	4,434
Shares withheld for employee taxes	—	—	(42,240)	—	(4,645)	—	—	—	(4,645)
Redemption of downREIT OP units	—	—	7,523	—	668	—	—	(668)	—
BALANCE AT MARCH 31, 2023	398,878	$159,822	81,511,204	$820	$3,828,930	$(1,068,892)	$4,546	$79,015	$3,004,241

BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $1,735 attributable to redeemable noncontrolling interests	—	—	—	—	—	51,984	—	1,009	52,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $344 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,572	—	3,572
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(84,196)	—	—	(84,196)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,010)	—	—	(2,010)
Distributions declared to noncontrolling interests, excluding $1,744 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,759)	(1,759)
Common shares issued, net	—	—	729,769	8	82,741	—	—	—	82,749
Shares issued under dividend reinvestment plan	—	—	3,770	—	502	—	—	—	502
Share-based compensation expense, net of forfeitures	—	—	108,891	1	4,178	—	—	—	4,179
Shares withheld for employee taxes	—	—	(38,270)	—	(4,601)	—	—	—	(4,601)
Conversion and redemption of downREIT OP units	—	—	10,007	—	977	—	—	(977)	—
BALANCE AT MARCH 31, 2022	405,896	$159,997	79,417,472	$799	$3,572,591	$(1,101,154)	$1,525	$80,819	$2,714,577
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$57,731	$54,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,637	71,674
Gain on sale of real estate	(1,702)	—
Income from partnerships	(516)	(197)
Straight-line rent	(2,478)	(4,962)
Share-based compensation expense	4,097	3,820
Other, net	(1,277)	(494)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(466)	(11,257)
Decrease (increase) in prepaid expenses and other assets	3,563	(4,577)
Increase (decrease) in accounts payable and accrued expenses	1,941	(5,419)
Increase (decrease) in security deposits and other liabilities	3,477	(247)
Net cash provided by operating activities	143,007	103,069
INVESTING ACTIVITIES
Acquisition of real estate	(35,340)	—
Capital expenditures - development and redevelopment	(50,780)	(66,610)
Capital expenditures - other	(25,737)	(18,409)
Proceeds from sale of real estate	12,626	874
Distribution from partnerships in excess of earnings	2,174	517
Leasing costs	(3,754)	(4,577)
Repayment of mortgage and other notes receivable, net	—	11
Net cash used in investing activities	(100,811)	(88,194)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	60,000	—
Repayment of mortgages, finance leases and notes payable	(819)	(869)
Issuance of common shares, net of costs	6,245	82,819
Dividends paid to common and preferred shareholders	(89,431)	(85,684)
Shares withheld for employee taxes	(4,645)	(4,601)
Distributions to and redemptions of redeemable noncontrolling interests	(2,616)	(3,514)
Net cash used in financing activities	(31,266)	(11,849)
Increase in cash, cash equivalents and restricted cash	10,930	3,026
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$107,278	$178,189

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,002,163 and $1,997,583 of consolidated variable interest entities, respectively)	$9,532,332	$9,441,945
Construction-in-progress (including $12,174 and $8,477 of consolidated variable interest entities, respectively)	664,184	662,554
	10,196,516	10,104,499
Less accumulated depreciation and amortization (including $376,441 and $362,921 of consolidated variable interest entities, respectively)	(2,771,150)	(2,715,817)
Net real estate	7,425,366	7,388,682
Cash and cash equivalents	99,449	85,558
Accounts and notes receivable, net	200,512	197,648
Mortgage notes receivable, net	9,443	9,456
Investment in partnerships	143,464	145,205
Operating lease right of use assets, net	88,831	94,569
Finance lease right of use assets, net	45,179	45,467
Prepaid expenses and other assets	257,050	267,406
TOTAL ASSETS	$8,269,294	$8,233,991
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $191,193 and $191,827 of consolidated variable interest entities, respectively)	$319,910	$320,615
Notes payable, net	661,391	601,077
Senior notes and debentures, net	3,408,104	3,407,701
Accounts payable and accrued expenses	196,092	190,340
Dividends payable	90,436	90,263
Security deposits payable	28,351	28,508
Operating lease liabilities	77,442	77,743
Finance lease liabilities	67,658	67,660
Other liabilities and deferred credits	237,316	237,699
Total liabilities	5,086,700	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	178,353	178,370
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 81,511,204 and 81,342,959 units issued and outstanding, respectively	2,765,892	2,793,467
Accumulated other comprehensive income	4,546	5,757
Total partner capital	2,925,226	2,954,012
Noncontrolling interests in consolidated partnerships	79,015	80,003
Total capital	3,004,241	3,034,015
TOTAL LIABILITIES AND CAPITAL	$8,269,294	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per unit data)
REVENUE
Rental income	$272,798	$256,507
Mortgage interest income	261	264
Total revenue	273,059	256,771
EXPENSES
Rental expenses	55,205	56,211
Real estate taxes	32,566	30,560
General and administrative	12,545	12,342
Depreciation and amortization	78,637	71,674
Total operating expenses	178,953	170,787

Gain on sale of real estate	1,702	—

OPERATING INCOME	95,808	85,984

OTHER INCOME/(EXPENSE)
Other interest income	632	120
Interest expense	(39,225)	(31,573)
Income from partnerships	516	197
NET INCOME	57,731	54,728
Net income attributable to noncontrolling interests	(2,396)	(2,744)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	55,335	51,984
Distributions on preferred units	(2,008)	(2,010)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$53,327	$49,974

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.65	$0.63
Weighted average number of common units	81,141	78,446
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.65	$0.63
Weighted average number of common units	81,141	78,543

COMPREHENSIVE INCOME	$56,395	$58,644

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$54,124	$55,556

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands, except unit data)
BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $1,668 attributable to redeemable noncontrolling interests	2,008	53,327	—	55,335	728	56,063
Other comprehensive loss - change in fair value of interest rate swaps, excluding $125 attributable to redeemable noncontrolling interest	—	—	(1,211)	(1,211)	—	(1,211)
Distributions declared to common unit holders	—	(88,033)	—	(88,033)	—	(88,033)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,560 attributable to redeemable noncontrolling interests	—	—	—	—	(1,048)	(1,048)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,251	—	6,251	—	6,251
Common units issued under dividend reinvestment plan	—	423	—	423	—	423
Share-based compensation expense, net of forfeitures	—	4,434	—	4,434	—	4,434
Common units withheld for employee taxes	—	(4,645)	—	(4,645)	—	(4,645)
Redemption of downREIT OP units	—	668	—	668	(668)	—
BALANCE AT MARCH 31, 2023	$154,788	$2,765,892	$4,546	$2,925,226	$79,015	$3,004,241

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $1,735 attributable to redeemable noncontrolling interests	2,010	49,974	—	51,984	1,009	52,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $344 attributable to redeemable noncontrolling interests	—	—	3,572	3,572	—	3,572
Distributions declared to common unit holders	—	(84,196)	—	(84,196)	—	(84,196)
Distributions declared to preferred unit holders	(2,010)	—	—	(2,010)	—	(2,010)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,744 attributable to redeemable noncontrolling interests	—	—	—	—	(1,759)	(1,759)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	82,749	—	82,749	—	82,749
Common units issued under dividend reinvestment plan	—	502	—	502	—	502
Share-based compensation expense, net of forfeitures	—	4,179	—	4,179	—	4,179
Common units withheld for employee taxes	—	(4,601)	—	(4,601)	—	(4,601)
Conversion and redemption of downREIT OP units	—	977	—	977	(977)	—
BALANCE AT MARCH 31, 2022	$154,963	$2,477,270	$1,525	$2,633,758	$80,819	$2,714,577
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$57,731	$54,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,637	71,674
Gain on sale of real estate	(1,702)	—
Income from partnerships	(516)	(197)
Straight-line rent	(2,478)	(4,962)
Share-based compensation expense	4,097	3,820
Other, net	(1,277)	(494)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(466)	(11,257)
Decrease (increase) in prepaid expenses and other assets	3,563	(4,577)
Increase (decrease) in accounts payable and accrued expenses	1,941	(5,419)
Increase (decrease) in security deposits and other liabilities	3,477	(247)
Net cash provided by operating activities	143,007	103,069
INVESTING ACTIVITIES
Acquisition of real estate	(35,340)	—
Capital expenditures - development and redevelopment	(50,780)	(66,610)
Capital expenditures - other	(25,737)	(18,409)
Proceeds from sale of real estate	12,626	874
Distribution from partnerships in excess of earnings	2,174	517
Leasing costs	(3,754)	(4,577)
Repayment of mortgage and other notes receivable, net	—	11
Net cash used in investing activities	(100,811)	(88,194)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	60,000	—
Repayment of mortgages, finance leases and notes payable	(819)	(869)
Issuance of common units, net of costs	6,245	82,819
Distributions to common and preferred unit holders	(89,431)	(85,684)
Shares withheld for employee taxes	(4,645)	(4,601)
Distributions to and redemptions of redeemable noncontrolling interests	(2,616)	(3,514)
Net cash used in financing activities	(31,266)	(11,849)
Increase in cash, cash equivalents and restricted cash	10,930	3,026
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$107,278	$178,189

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year.
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

Recently Issued Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

ASU 2023-01, March 2023, Leases (Topic 842) Common Control Arrangements	This ASU requires all lessees in a lease with a lessor under common control to (1) amortize leasehold improvements over their useful life to the common control group, as long as the lessee controls the use of the underlying asset through a lease and (2) account for the leasehold improvements as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset.

The guidance may be applied prospectively to new and existing leasehold improvements, with the remaining balance of existing leasehold improvements amortized over their remaining useful life to the common control group or retrospectively, through a cumulative-effect adjustment to opening retained earnings.

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods withing those fiscal years. Early adoption is permitted.	We do not expect this ASU to have an impact on our consolidated financial statements.
ASU 2020-04, March 2020, Reference Rate Reform (Topic 848)	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract.

ASU 2022-06 extended the period for which this guidance can be immediately applied through December 24, 2024.
We expect to apply some of the practical expedients, as we are in the process of transitioning the $54.7 million mortgage loan at Hoboken and the $37.7 million mortgage loan related to the unconsolidated Assembly Row hotel (of which our share is $18.8 million) from LIBOR to alternative interest rates. We do not expect a significant impact to our financial results, financial position, or cash flows from this transition.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$44,606	$36,188
Interest capitalized	(5,381)	(4,615)
Interest expense	$39,225	$31,573
Cash paid for interest, net of amounts capitalized	$37,136	$30,436
Cash paid for income taxes	$—	$4
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$668	$977
Shares issued under dividend reinvestment plan	$429	$432

	March 31,	December 31,
	2023	2022
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$99,449	$85,558
Restricted cash (1)	7,829	10,790
Total cash, cash equivalents, and restricted cash	$107,278	$96,348
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On January 31, 2023, we acquired the 168,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we controlled under a long-term ground lease for $35.5 million. As a result of this transaction, we now own the entire fee interest in this property and the "operating lease right of use assets, net" on our consolidated balance sheet decreased by $5.3 million. Approximately $4.1 million and $1.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively.
During the three months ended March 31, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.

NOTE 4—DEBT
During the three months ended March 31, 2023, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $80.5 million. The weighted average amount of borrowings outstanding was $49.7 million, and the weighted average interest rate, before amortization of debt fees, was 5.4%, for the three months ended March 31, 2023. At March 31, 2023, our revolving credit facility had $60.0 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2023, we were in compliance with all default related debt covenants.

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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$981,301	$959,730	$921,692	$895,654
Senior notes and debentures, net	$3,408,104	$3,097,830	$3,407,701	$3,048,456

As of March 31, 2023, we have two interest rate swap agreements with notional amounts of $54.7 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $54.7 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2023 was an asset of $4.9 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three months ended March 31, 2023, the value of our interest rate swaps decreased $1.3 million (including $0.4 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,891	$—	$4,891	$—	$6,144	$—	$6,144
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2023, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a decrease of $0.1 million.

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
On August 25, 2022, we entered into a purchase option agreement to acquire the tenancy in common interest from our co-owner at Escondido Promenade, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our agreement, as amended on February 28, 2023, allows us to exercise the option between May 1, 2023 and May 31, 2023.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 637,031 downREIT operating partnership units are outstanding which have a total fair value of approximately $63.0 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2023.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2023		2022
	Declared	Paid	Declared	Paid
Common shares	$1.080	$1.080	$1.070	$1.070
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares having an aggregate offering price of up to $500.0 million. The ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2023, we issued 57,034 common shares at a weighted average price per share of $111.64 for net cash proceeds of $6.2 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $445.6 million in common shares under our ATM equity program as of March 31, 2023.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,434	$4,179
Capitalized share-based compensation	(337)	(359)
Share-based compensation expense	$4,097	$3,820

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three months ended March 31, 2023 and 2022, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,829 stock options for the three months ended March 31, 2023,
•conversions of downREIT operating partnership units for both the three months ended March 31, 2023 and 2022,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three months ended March 31, 2023 and 2022, and
•the issuance of 0.7 million shares and units issuable under common share forward sales agreements for the three months ended March 31, 2022.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
NUMERATOR
Net income	$57,731	$54,728
Less: Preferred share dividends	(2,008)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(2,396)	(2,744)
Less: Earnings allocated to unvested shares	(327)	(307)
Net income available for common shareholders, basic and diluted	$53,000	$49,667
DENOMINATOR
Weighted average common shares outstanding, basic	81,141	78,446
Effect of dilutive securities:
Open forward contracts for share issuances	—	97
Weighted average common shares outstanding, diluted	81,141	78,543

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.65	$0.63

Federal Realty OP LP Earnings per Unit

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per unit data)
NUMERATOR
Net income	$57,731	$54,728
Less: Preferred unit distributions	(2,008)	(2,010)
Less: Income from operations attributable to noncontrolling interests	(2,396)	(2,744)
Less: Earnings allocated to unvested units	(327)	(307)
Net income available for common unit holders, basic and diluted	$53,000	$49,667
DENOMINATOR
Weighted average common units outstanding, basic	81,141	78,446
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	—	97
Weighted average common units outstanding, diluted	81,141	78,543

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.65	$0.63

NOTE 10—SUBSEQUENT EVENT
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375%. The notes were offered at 99.590% of the principal amount with a yield to maturity of 5.468%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2023.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of March 31, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 25.9 million square feet. In total, the real estate projects were 94.2% leased and 92.6% occupied at March 31, 2023.
General Economic Conditions
Given the higher levels of inflation, rising interest rates, and potentially worsening economic conditions, we continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
See further discussion of the impact of current economic conditions on our business throughout Item 2.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K.
Property Acquisition and Disposition
On January 31, 2023, we acquired the 168,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we controlled under a long-term ground lease for $35.5 million. As a result of this transaction, we now own the entire fee interest in this property and the "operating lease right of use assets" on our consolidated balance sheet decreased by $5.3 million. Approximately $4.1 million and $1.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively.
During the three months ended March 31, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.
Debt and Equity Transactions
For the three months ended March 31, 2023, we issued 57,034 common shares at a weighted average price per share of $111.64 for net cash proceeds of $6.2 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $445.6 million in common shares under our ATM equity program as of March 31, 2023.
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375%. The notes were offered at 99.590% of the principal amount with a yield to maturity of 5.468%. The net proceeds of these notes, or "green bonds," will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED Gold or Platinum certification (or environmentally equivalent successor standards). Net proceeds allocated to previously incurred costs associated with eligible green projects will be available for repayment of indebtedness, or pending allocation, may be invested in short-term income-producing investments or may be used to temporarily repay current and/or future amounts outstanding under our revolving credit facility.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $53 million and $2 million, respectively, for the three months ended March 31, 2023, and $69 million and $3 million for the three months ended March 31, 2022. We capitalized external and internal costs related to other property improvements of $23 million and $1 million, respectively, for the three months ended March 31, 2023, and $22 million and $1 million, respectively, for the three months ended March 31, 2022. We capitalized external and internal costs related to leasing activities of $4 million and $1 million, respectively, for both the three months ended March 31, 2023 and 2022. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, respectively for both the three months ended March 31, 2023 and 2022. Total capitalized costs were $80 million and $99 million for the three months ended March 31, 2023 and 2022, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
Although the general economic impacts of the elevated levels of inflation and rising interest rates are impacting us in the short-term, our long-term focus has not changed. See our 10-K filed on February 8, 2023, for discussion of our long-term strategies.

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in the last twelve months, and the 1.6% spread between our leased rate of 94.2% and our occupied rate of 92.6%. However, the effects of high levels of inflation and rising interest rates continue to negatively impact our business with the largest current impacts being increased material costs, higher interest costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply change disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the current economic environment will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 157,000 square feet of the office space is pre-leased to two tenants and approximately 5,000 square feet of retail space is pre-leased. The building is expected to cost between $185 million and $200 million, and begin delivering in late 2023.
•The first phase of construction on Santana West includes an eight story 376,000 square foot office building, which is expected to cost between $315 million and $330 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $229 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of broader, as well as local, economic conditions, inflation, higher interest rates, and higher operating costs.
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
At March 31, 2023, the leasable square feet in our properties was 94.2% leased and 92.6% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2023, we signed leases for a total of 524,000 square feet of retail space including 505,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis. New leases for comparable spaces were signed for 242,000 square feet, with an average rental increase of 9% on a cash basis. Renewals for comparable spaces were signed for 262,000 square feet at a 14% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $39.47 per square foot, of which $79.20 per square foot was for new leases and $2.83 per square foot was for renewals for the three months ended March 31, 2023.
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
Historically, we have executed comparable space leases for 1.4 to 2.0 million square feet of retail space each year. We expect the volume in 2023 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all.
The leases signed in 2023 generally become effective over the following two years though some may not become effective until 2026 and beyond. Further, there is a risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2023, all or a portion of 94 properties, respectively, were considered comparable properties and eight properties were considered non-comparable properties. For the three months ended March 31, 2023, one property was moved from comparable properties to non-comparable properties, four properties and one portion of a property were moved from acquisitions to comparable properties, and one property was removed from comparable properties, as it was sold; all compared to the designations as of December 31, 2022. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$272,798	$256,507	$16,291	6.4%
Mortgage interest income	261	264	(3)	(1.1)%
Total property revenue	273,059	256,771	16,288	6.3%
Rental expenses	55,205	56,211	(1,006)	(1.8)%
Real estate taxes	32,566	30,560	2,006	6.6%
Total property expenses	87,771	86,771	1,000	1.2%
Property operating income (1)	185,288	170,000	15,288	9.0%
General and administrative expense	(12,545)	(12,342)	(203)	1.6%
Depreciation and amortization	(78,637)	(71,674)	(6,963)	9.7%
Gain on sale of real estate	1,702	—	1,702	100.0%
Operating income	95,808	85,984	9,824	11.4%
Other interest income	632	120	512	426.7%
Interest expense	(39,225)	(31,573)	(7,652)	24.2%
Income from partnerships	516	197	319	161.9%
Total other, net	(38,077)	(31,256)	(6,821)	21.8%
Net income	57,731	54,728	3,003	5.5%
Net income attributable to noncontrolling interests	(2,396)	(2,744)	348	(12.7)%
Net income attributable to the Trust	$55,335	$51,984	$3,351	6.4%

(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$95,808	$85,984
General and administrative	12,545	12,342
Depreciation and amortization	78,637	71,674
Gain on sale of real estate	(1,702)	—
Property operating income	$185,288	$170,000
Property Revenues
Total property revenue increased $16.3 million, or 6.3%, to $273.1 million in the three months ended March 31, 2023 compared to $256.8 million in the three months ended March 31, 2022. The percentage occupied at our shopping centers was 92.6% and 91.2% at March 31, 2023 and 2022, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $16.3 million, or 6.4%, to $272.8 million in the three months ended March 31, 2023 compared to $256.5 million in the three months ended March 31, 2022 due primarily to the following:
•an increase of $10.1 million from 2022 and 2023 acquisitions,
•an increase of $6.3 million from non-comparable properties primarily driven by occupancy increases at Assembly Row Phase III, CocoWalk, Pike & Rose Phase III, and Darien Commons,
•an increase of $4.7 million from comparable properties primarily related to higher rental rates of $4.6 million, a $1.8 million increase in real estate tax and tenant recoveries on higher costs, higher average occupancy of approximately $1.7 million, and higher percentage rent and parking income of $0.6 million, partially offset by a $3.1 million decrease in common area maintenance ("CAM") recoveries primarily due to lower snow removal costs, and a $0.3 million increase in collectibility related adjustments, and
•an increase of $1.0 million from improving demand at our Pike & Rose hotel, partially offset by
•a decrease of $3.3 million from property sales, and
•a decrease of $2.6 million from the deconsolidation of Escondido Promenade in the third quarter of 2022, which is now being recorded as an equity method investment.
Property Expenses
Total property expenses increased $1.0 million, or 1.2%, to $87.8 million in the three months ended March 31, 2023 compared to $86.8 million in the three months ended March 31, 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.0 million, or 1.8%, to $55.2 million in the three months ended March 31, 2023 compared to $56.2 million in the three months ended March 31, 2022. This decrease is primarily due to the following:
•a decrease of $2.0 million from comparable properties due primarily to lower snow removal costs, partially offset by higher repairs and maintenance costs and utilities, as 2022 had lower costs as a result of COVID-19 impacts as well as inflationary impacts in 2023, and
•a decrease of $1.4 million from property sales,
partially offset by
•an increase of $1.8 million from 2022 acquisitions, and
•an increase of $0.6 million from non-comparable properties driven by openings at Assembly Row Phase III and Darien Commons.

As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.2% in the three months ended March 31, 2023 from 21.9% in the three months ended March 31, 2022.
Real Estate Taxes
Real estate tax expense increased $2.0 million, or 6.6%, to $32.6 million in the three months ended March 31, 2023 compared to $30.6 million in the three months ended March 31, 2022. This increase is primarily due to the following:
•an increase of $1.4 million from 2022 acquisitions, and
•an increase of $0.9 million from comparable properties due primarily to successful tax appeals recorded during 2022 and higher assessments.
Property Operating Income
Property operating income increased $15.3 million, or 9.0%, to $185.3 million in the three months ended March 31, 2023 compared to $170.0 million in the three months ended March 31, 2022. This increase is primarily driven by 2022 and 2023 acquisitions, higher rental rates and occupancy at comparable properties, the 2022 openings at Assembly Row Phase III, and higher percentage rent and parking income, partially offset by 2022 property sales.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $7.0 million, or 9.7%, to $78.6 million in the three months ended March 31, 2023 from $71.7 million in the three months ended March 31, 2022. This increase is due primarily to property acquisitions, and placing redevelopment properties into service, partially offset by 2022 property sales and the 2022 deconsolidation of Escondido Promenade.
Gain on Sale of Real Estate
The $1.7 million gain on sale of real estate for the three months ended March 31, 2023 is due primarily to the sale of one retail property.
Operating Income
Operating income increased $9.8 million, or 11.4%, to $95.8 million in the three months ended March 31, 2023 compared to $86.0 million in the three months ended March 31, 2022. This increase is primarily driven by higher occupancy and rental rates at comparable properties, the 2022 openings at Assembly Row Phase III, higher percentage rent and parking income, gain on the sale of real estate, and 2022 and 2023 acquisitions, partially offset by 2022 property sales.
Other
Other Interest Income
Other interest income increased $0.5 million to $0.6 million in the three months ended March 31, 2023 compared to $0.1 million in the three months ended March 31, 2022. This increase is due primarily to higher interest earned due to higher interest rates on cash accounts.
Interest Expense
Interest expense increased $7.7 million, or 24.2%, to $39.2 million in the three months ended March 31, 2023 compared to $31.6 million in the three months ended March 31, 2022. This increase is due primarily to the following:
•an increase of $5.6 million due to a higher overall weighted average borrowing rate, and
•an increase of $2.8 million due to higher weighted average borrowings, partially offset by,
•an increase of $0.8 million in capitalized interest.
Gross interest costs were $44.6 million and $36.2 million in the three months ended March 31, 2023 and 2022, respectively. Capitalized interest was $5.4 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively.

Income from Partnerships
Income from partnerships increased $0.3 million, or 161.9%, to $0.5 million in the three months ended March 31, 2023 compared to $0.2 million in the three months ended March 31, 2022. This increase is due primarily to operating results of Escondido Promenade, which is now recorded as an equity method investment following the deconsolidation during the third quarter of 2022.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2023 were approximately $89.9 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
As of March 31, 2023, we had cash and cash equivalents of $99.4 million and $60.0 million outstanding on our $1.25 billion revolving credit facility. For the three months ended March 31, 2023, the weighted average amount of borrowings outstanding on our revolving credit facility was $49.7 million, and the weighted average interest rate, before amortization of debt fees, was 5.4%. We also have the capacity to issue up to $445.6 million in common shares under our ATM equity program.
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375%. A portion of the net proceeds from this transaction will be used to repay the $275.0 million of 2.75% senior unsecured notes that mature in June 2023. We have no other debt maturing for the remainder of 2023.
Our overall capital requirements for the remainder of 2023 will be impacted by the overall economic environment including impacts of inflation, higher interest rates, and a potential recession, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $250 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels consistent with 2022, or slightly reduced as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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

Summary of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$143,007	$103,069
Net cash used in investing activities	(100,811)	(88,194)
Net cash used in financing activities	(31,266)	(11,849)
Increase in cash, cash equivalents and restricted cash	10,930	3,026
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$107,278	$178,189

Net cash provided by operating activities increased $39.9 million to $143.0 million during the three months ended March 31, 2023 from $103.1 million during the three months ended March 31, 2022. The increase was primarily attributable to the timing of payments, higher collections related to year end recovery billings, and higher net income before adjusting for non-cash items and the gain on sale of real estate.
Net cash used in investing activities increased $12.6 million to $100.8 million during the three months ended March 31, 2023 from $88.2 million during the three months ended March 31, 2022. The increase was primarily attributable to:
•a $35.3 million increase in acquisition of real estate due to the January 2023 Huntington Square acquisition (see Note 3 to the consolidated financial statements for additional information), partially offset by,
•$12.6 million of net proceeds from the sale of one retail property during the three months ended March 31, 2023, and
•an $8.5 million decrease in capital expenditures.
Net cash used in financing activities increased $19.4 million to $31.3 million during the three months ended March 31, 2023 from $11.8 million during the three months ended March 31, 2022. The increase was primarily attributable to:
•a $76.6 million decrease in net proceeds from the issuance of common shares under our ATM program, and
•a $3.7 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.
partially offset by
•$60.0 million of borrowings on our revolving credit facility.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2023:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2023	Stated Interest Rate as of March 31, 2023	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,761	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	54,699	LIBOR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	30,626	Various	Various through 2029
Chelsea	Acquired	4,340	5.36%	January 15, 2031
Subtotal		321,526
Net unamortized debt issuance costs and premium		(1,616)
Total mortgages payable, net		319,910

Notes payable
Term loan (3) (5)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (3) (4) (5)	1,250,000	60,000	SOFR + 0.775%	April 5, 2027
Various	7,749	2,913	Various (6)	Various through 2059
Subtotal		662,913
Net unamortized debt issuance costs		(1,522)
Total notes payable, net		661,391

Senior notes and debentures (5)
Unsecured fixed rate
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,419,200
Net unamortized debt issuance costs and premium		(11,096)
Total senior notes and debentures, net		3,408,104

Total debt, net		$4,389,405
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR, and our term loan bears interest at Term SOFR as defined in the credit agreement, plus 0.10%, plus a spread, based on our current credit rating.
(4)The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2023 was $80.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.4%.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
(6)The interest rates on these notes payable range from 3.00% to 11.31%.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2023, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2023:

	Unsecured		Secured	Total
	(In thousands)
2023	$275,711		$2,347	$278,058
2024	1,200,671	(1)	3,299	1,203,970
2025	418		47,630	48,048
2026	429,276		26,240	455,516
2027	575,037	(2)	178,278	753,315
Thereafter	1,601,000		63,732	1,664,732
	$4,082,113		$321,526	$4,403,639	(3)
__________________
(1)Our $600.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option to April 16, 2026.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of March 31, 2023, there was $60.0 million outstanding under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2023.
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
As of March 31, 2023, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix their debt at 5.206%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2023.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income	$57,731	$54,728
Net income attributable to noncontrolling interests	(2,396)	(2,744)
Gain on sale of real estate	(1,702)	—
Depreciation and amortization of real estate assets	70,504	62,977
Amortization of initial direct costs of leases	7,785	5,793
Funds from operations	131,922	120,754
Dividends on preferred shares (1)	(1,875)	(1,875)
Income attributable to downREIT operating partnership units	693	706
Income attributable to unvested shares	(482)	(436)
Funds from operations available for common shareholders	$130,258	$119,149
Weighted average number of common shares, diluted (1)(2)	81,877	79,299

Funds from operations available for common shareholders, per diluted share (2)	$1.59	$1.50
_____________________
(1)For the three months ended March 31, 2023 and 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for these periods.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2023, we had $3.7 billion of fixed-rate debt outstanding, including $54.7 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $163.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $183.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2023, we had $660.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan and $60.0 million outstanding on our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.6 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.6 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2022.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2023, we redeemed 7,523 downREIT operating partnership units for common shares.
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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Parent Company dated January 1, 2022, as amended February 7, 2023 (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 4, 2023	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 4, 2023	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)