Form 10-Q
period 2023-06-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2023-08-02
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on July 28, 2023 was 81,523,260.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2023, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of June 30, 2023, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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
Stockholders' equity, partner capital, and non-controlling interests are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company, and may in the future include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and in non-controlling interests in the Parent Company’s financial statements.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2023

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,008,167 and $1,997,583 of consolidated variable interest entities, respectively)	$9,732,833	$9,441,945
Construction-in-progress (including $11,441 and $8,477 of consolidated variable interest entities, respectively)	667,554	662,554
	10,400,387	10,104,499
Less accumulated depreciation and amortization (including $388,881 and $362,921 of consolidated variable interest entities, respectively)	(2,839,550)	(2,715,817)
Net real estate	7,560,837	7,388,682
Cash and cash equivalents	98,064	85,558
Accounts and notes receivable, net	195,689	197,648
Mortgage notes receivable, net	9,222	9,456
Investment in partnerships	34,942	145,205
Operating lease right of use assets, net	88,215	94,569
Finance lease right of use assets, net	44,891	45,467
Prepaid expenses and other assets	247,016	267,406
TOTAL ASSETS	$8,278,876	$8,233,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $190,562 and $191,827 of consolidated variable interest entities, respectively)	$319,208	$320,615
Notes payable, net	633,095	601,077
Senior notes and debentures, net	3,479,333	3,407,701
Accounts payable and accrued expenses	187,027	190,340
Dividends payable	90,441	90,263
Security deposits payable	29,292	28,508
Operating lease liabilities	76,928	77,743
Finance lease liabilities	67,655	67,660
Other liabilities and deferred credits	237,317	237,699
Total liabilities	5,120,296	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	178,149	178,370
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 and 100,000,000 shares authorized, respectively, 81,515,511 and 81,342,959 shares issued and outstanding, respectively	820	818
Additional paid-in capital	3,832,983	3,821,801
Accumulated dividends in excess of net income	(1,098,432)	(1,034,186)
Accumulated other comprehensive income	5,496	5,757
Total shareholders’ equity of the Trust	2,900,689	2,954,012
Noncontrolling interests	79,742	80,003
Total shareholders’ equity	2,980,431	3,034,015
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,278,876	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
REVENUE
Rental income	$280,388	$263,830	$553,186	$520,337
Mortgage interest income	291	269	552	533
Total revenue	280,679	264,099	553,738	520,870
EXPENSES
Rental expenses	55,610	51,169	110,815	107,380
Real estate taxes	32,381	31,265	64,947	61,825
General and administrative	11,913	13,604	24,458	25,946
Depreciation and amortization	78,974	74,461	157,611	146,135
Total operating expenses	178,878	170,499	357,831	341,286

Gain on sale of real estate	—	—	1,702	—

OPERATING INCOME	101,801	93,600	197,609	179,584

OTHER INCOME/(EXPENSE)
Other interest income	2,422	133	3,054	253
Interest expense	(42,884)	(32,074)	(82,109)	(63,647)
Income from partnerships	1,665	2,808	2,181	3,005
NET INCOME	63,004	64,467	120,735	119,195
Net income attributable to noncontrolling interests	(2,505)	(2,791)	(4,901)	(5,535)
NET INCOME ATTRIBUTABLE TO THE TRUST	60,499	61,676	115,834	113,660
Dividends on preferred shares	(2,008)	(2,008)	(4,016)	(4,018)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$58,491	$59,668	$111,818	$109,642

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.72	$0.75	$1.37	$1.38
Weighted average number of common shares	81,214	79,202	81,178	78,826
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.72	$0.75	$1.37	$1.38
Weighted average number of common shares	81,214	79,202	81,178	78,855

COMPREHENSIVE INCOME	$64,066	$66,689	$120,461	$125,333

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$61,449	$63,701	$115,573	$119,257

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2023
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2023	398,878	$159,822	81,511,204	$820	$3,828,930	$(1,068,892)	$4,546	$79,015	$3,004,241
Net income, excluding $1,551 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,499	—	954	61,453
Other comprehensive income - change in fair value of interest rate swaps, excluding $112 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	950	—	950
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(88,031)	—	—	(88,031)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,154)	(1,154)
Common shares issued, net	—	—	32	—	(59)	—	—	—	(59)
Shares issued under dividend reinvestment plan	—	—	4,967	—	482	—	—	—	482
Share-based compensation expense, net of forfeitures	—	—	—	—	3,696	—	—	—	3,696
Shares withheld for employee taxes	—	—	(692)	—	(66)	—	—	—	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431

BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $3,219 attributable to redeemable noncontrolling interests	—	—	—	—	—	115,834	—	1,682	117,516
Other comprehensive loss - change in fair value of interest rate swaps, excluding $13 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(261)	—	(261)
Dividends declared to common shareholders ($2.16 per share)	—	—	—	—	—	(176,064)	—	—	(176,064)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $3,427 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(2,202)	(2,202)
Common shares issued, net	—	—	57,096	1	6,191	—	—	—	6,192
Shares issued under dividend reinvestment plan	—	—	9,631	—	905	—	—	—	905
Share-based compensation expense, net of forfeitures	—	—	141,234	1	8,129	—	—	—	8,130
Shares withheld for employee taxes	—	—	(42,932)	—	(4,711)	—	—	—	(4,711)
Conversion of downREIT OP units	—	—	7,523	—	668	—	—	(668)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2022	405,896	$159,997	79,417,472	$799	$3,572,591	$(1,101,154)	$1,525	$80,819	$2,714,577
Net income, excluding $1,792 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,676	—	999	62,675
Other comprehensive income - change in fair value of interest rate swaps, excluding $197 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,025	—	2,025
Dividends declared to common shareholders ($1.07 per share)	—	—	—	—	—	(84,977)	—	—	(84,977)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,394 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(866)	(866)
Common shares issued, net	—	—	1,473,928	14	176,689	—	—	—	176,703
Shares issued under dividend reinvestment plan	—	—	4,230	—	509	—	—	—	509
Share-based compensation expense, net of forfeitures	—	—	(4,786)	—	3,500	—	—	—	3,500
Shares withheld for employee taxes	—	—	(306)	—	(37)	—	—	—	(37)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—		—
Conversion of downREIT OP units	—	—	4,591	—	408	—	—	(408)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,326	—	—	—	4,326
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	$2,876,427

BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $3,527 attributable to redeemable noncontrolling interests	—	—	—	—	—	113,660	—	2,008	115,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $541 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,597	—	5,597
Dividends declared to common shareholders ($2.14 per share)	—	—	—	—	—	(169,173)	—	—	(169,173)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,018)	—	—	(4,018)
Distributions declared to noncontrolling interests, excluding $4,138 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,625)	(2,625)
Common shares issued, net	—	—	2,203,697	22	259,430	—	—	—	259,452
Shares issued under dividend reinvestment plan	—	—	8,000	—	1,011	—	—	—	1,011
Share-based compensation expense, net of forfeitures	—	—	104,105	1	7,678	—	—	—	7,679
Shares withheld for employee taxes	—	—	(38,576)	—	(4,638)	—	—	—	(4,638)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion of downREIT OP units	—	—	14,598	—	1,385	—	—	(1,385)	—
Adjustment to redeemable noncontrolling interests	—	—	—	—	4,326	—	—	—	4,326
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	$2,876,427
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$120,735	$119,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,611	146,135
Gain on sale of real estate	(1,702)	—
Income from partnerships	(2,181)	(3,005)
Straight-line rent	(5,021)	(9,832)
Share-based compensation expense	7,445	7,020
Other, net	(2,611)	(2,449)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	3,018	(10,252)
Decrease in prepaid expenses and other assets	13,505	18,115
Decrease in accounts payable and accrued expenses	(1,431)	(5,578)
Increase in security deposits and other liabilities	2,908	1,172
Net cash provided by operating activities	292,276	260,521
INVESTING ACTIVITIES
Acquisition of real estate	(59,568)	(100,022)
Capital expenditures - development and redevelopment	(104,666)	(150,524)
Capital expenditures - other	(50,913)	(44,024)
Proceeds from sale of real estate	12,626	874
Investment in partnerships	—	(417)
Distribution from partnerships in excess of earnings	7,569	3,665
Leasing costs	(9,247)	(9,629)
Repayment of mortgage and other notes receivable, net	—	18
Net cash used in investing activities	(204,199)	(300,059)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	31,500	—
Issuance of senior notes, net of costs	345,685	—
Repayment of senior notes	(275,000)	—
Repayment of mortgages, finance leases and notes payable	(1,636)	(17,798)
Issuance of common shares, net of costs	6,246	259,597
Dividends paid to common and preferred shareholders	(179,043)	(171,450)
Shares withheld for employee taxes	(4,711)	(4,638)
Contributions from noncontrolling interests	927	—
Distributions to and redemptions of redeemable noncontrolling interests	(5,637)	(6,779)
Net cash (used in) provided by financing activities	(81,669)	58,932
Increase in cash, cash equivalents and restricted cash	6,408	19,394
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,756	$194,557

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,008,167 and $1,997,583 of consolidated variable interest entities, respectively)	$9,732,833	$9,441,945
Construction-in-progress (including $11,441 and $8,477 of consolidated variable interest entities, respectively)	667,554	662,554
	10,400,387	10,104,499
Less accumulated depreciation and amortization (including $388,881 and $362,921 of consolidated variable interest entities, respectively)	(2,839,550)	(2,715,817)
Net real estate	7,560,837	7,388,682
Cash and cash equivalents	98,064	85,558
Accounts and notes receivable, net	195,689	197,648
Mortgage notes receivable, net	9,222	9,456
Investment in partnerships	34,942	145,205
Operating lease right of use assets, net	88,215	94,569
Finance lease right of use assets, net	44,891	45,467
Prepaid expenses and other assets	247,016	267,406
TOTAL ASSETS	$8,278,876	$8,233,991
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $190,562 and $191,827 of consolidated variable interest entities, respectively)	$319,208	$320,615
Notes payable, net	633,095	601,077
Senior notes and debentures, net	3,479,333	3,407,701
Accounts payable and accrued expenses	187,027	190,340
Dividends payable	90,441	90,263
Security deposits payable	29,292	28,508
Operating lease liabilities	76,928	77,743
Finance lease liabilities	67,655	67,660
Other liabilities and deferred credits	237,317	237,699
Total liabilities	5,120,296	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	178,149	178,370
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 81,515,511 and 81,342,959 units issued and outstanding, respectively	2,740,405	2,793,467
Accumulated other comprehensive income	5,496	5,757
Total partner capital	2,900,689	2,954,012
Noncontrolling interests in consolidated partnerships	79,742	80,003
Total capital	2,980,431	3,034,015
TOTAL LIABILITIES AND CAPITAL	$8,278,876	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
REVENUE
Rental income	$280,388	$263,830	$553,186	$520,337
Mortgage interest income	291	269	552	533
Total revenue	280,679	264,099	553,738	520,870
EXPENSES
Rental expenses	55,610	51,169	110,815	107,380
Real estate taxes	32,381	31,265	64,947	61,825
General and administrative	11,913	13,604	24,458	25,946
Depreciation and amortization	78,974	74,461	157,611	146,135
Total operating expenses	178,878	170,499	357,831	341,286

Gain on sale of real estate	—	—	1,702	—

OPERATING INCOME	101,801	93,600	197,609	179,584

OTHER INCOME/(EXPENSE)
Other interest income	2,422	133	3,054	253
Interest expense	(42,884)	(32,074)	(82,109)	(63,647)
Income from partnerships	1,665	2,808	2,181	3,005
NET INCOME	63,004	64,467	120,735	119,195
Net income attributable to noncontrolling interests	(2,505)	(2,791)	(4,901)	(5,535)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	60,499	61,676	115,834	113,660
Distributions on preferred units	(2,008)	(2,008)	(4,016)	(4,018)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$58,491	$59,668	$111,818	$109,642

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.72	$0.75	$1.37	$1.38
Weighted average number of common units	81,214	79,202	81,178	78,826
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.72	$0.75	$1.37	$1.38
Weighted average number of common units	81,214	79,202	81,178	78,855

COMPREHENSIVE INCOME	$64,066	$66,689	$120,461	$125,333

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$61,449	$63,701	$115,573	$119,257

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2023
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands, except unit data)
BALANCE AT MARCH 31, 2023	$154,788	$2,765,892	$4,546	$2,925,226	$79,015	$3,004,241
Net income, excluding $1,551 attributable to redeemable noncontrolling interests	2,008	58,491	—	60,499	954	61,453
Other comprehensive income - change in fair value of interest rate swaps, excluding $112 attributable to redeemable noncontrolling interests	—	—	950	950	—	950
Distributions declared to common unit holders	—	(88,031)	—	(88,031)	—	(88,031)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	(1,154)	(1,154)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(59)	—	(59)	—	(59)
Common units issued under dividend reinvestment plan	—	482	—	482	—	482
Share-based compensation expense, net of forfeitures	—	3,696	—	3,696	—	3,696
Common units withheld for employee taxes	—	(66)	—	(66)	—	(66)
Contributions from noncontrolling interests	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $3,219 attributable to redeemable noncontrolling interests	4,016	111,818	—	115,834	1,682	117,516
Other comprehensive loss - change in fair value of interest rate swaps, excluding $13 attributable to redeemable noncontrolling interest	—	—	(261)	(261)	—	(261)
Distributions declared to common unit holders	—	(176,064)	—	(176,064)	—	(176,064)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,427 attributable to redeemable noncontrolling interests	—	—	—	—	(2,202)	(2,202)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,192	—	6,192	—	6,192
Common units issued under dividend reinvestment plan	—	905	—	905	—	905
Share-based compensation expense, net of forfeitures	—	8,130	—	8,130	—	8,130
Common units withheld for employee taxes	—	(4,711)	—	(4,711)	—	(4,711)
Conversion of downREIT OP units	—	668	—	668	(668)	—
Contributions from noncontrolling interests	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands, except unit data)
BALANCE AT MARCH 31, 2022	$154,963	$2,477,270	$1,525	$2,633,758	$80,819	$2,714,577
Net income, excluding $1,792 attributable to redeemable noncontrolling interests	2,008	59,668	—	61,676	999	62,675
Other comprehensive income - change in fair value of interest rate swaps, excluding $197 attributable to redeemable noncontrolling interests	—	—	2,025	2,025	—	2,025
Distributions declared to common unit holders	—	(84,977)	—	(84,977)	—	(84,977)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,394 attributable to redeemable noncontrolling interests	—	—	—	—	(866)	(866)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	176,703	—	176,703	—	176,703
Common units issued under dividend reinvestment plan	—	509	—	509	—	509
Share-based compensation expense, net of forfeitures	—	3,500	—	3,500	—	3,500
Common units withheld for employee taxes	—	(37)	—	(37)	—	(37)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion of downREIT OP units	—	408	—	408	(408)	—
Adjustment to redeemable noncontrolling interests	—	4,326	—	4,326	—	4,326
BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $3,527 attributable to redeemable noncontrolling interests	4,018	109,642	—	113,660	2,008	115,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $541 attributable to redeemable noncontrolling interests	—	—	5,597	5,597	—	5,597
Distributions declared to common unit holders	—	(169,173)	—	(169,173)	—	(169,173)
Distributions declared to preferred unit holders	(4,018)	—	—	(4,018)	—	(4,018)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,138 attributable to redeemable noncontrolling interests	—	—	—	—	(2,625)	(2,625)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	259,452	—	259,452	—	259,452
Common units issued under dividend reinvestment plan	—	1,011	—	1,011	—	1,011
Share-based compensation expense, net of forfeitures	—	7,679	—	7,679	—	7,679
Common units withheld for employee taxes	—	(4,638)	—	(4,638)	—	(4,638)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	1,385	—	1,385	(1,385)	—
Adjustment to redeemable noncontrolling interests	—	4,326	—	4,326	—	4,326
BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$120,735	$119,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,611	146,135
Gain on sale of real estate	(1,702)	—
Income from partnerships	(2,181)	(3,005)
Straight-line rent	(5,021)	(9,832)
Share-based compensation expense	7,445	7,020
Other, net	(2,611)	(2,449)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	3,018	(10,252)
Decrease in prepaid expenses and other assets	13,505	18,115
Decrease in accounts payable and accrued expenses	(1,431)	(5,578)
Increase in security deposits and other liabilities	2,908	1,172
Net cash provided by operating activities	292,276	260,521
INVESTING ACTIVITIES
Acquisition of real estate	(59,568)	(100,022)
Capital expenditures - development and redevelopment	(104,666)	(150,524)
Capital expenditures - other	(50,913)	(44,024)
Proceeds from sale of real estate	12,626	874
Investment in partnerships	—	(417)
Distribution from partnerships in excess of earnings	7,569	3,665
Leasing costs	(9,247)	(9,629)
Repayment of mortgage and other notes receivable, net	—	18
Net cash used in investing activities	(204,199)	(300,059)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	31,500	—
Issuance of senior notes, net of costs	345,685	—
Repayment of senior notes	(275,000)	—
Repayment of mortgages, finance leases and notes payable	(1,636)	(17,798)
Issuance of common units, net of costs	6,246	259,597
Distributions to common and preferred unit holders	(179,043)	(171,450)
Shares withheld for employee taxes	(4,711)	(4,638)
Contributions from noncontrolling interests	927	—
Distributions to and redemptions of redeemable noncontrolling interests	(5,637)	(6,779)
Net cash (used in) provided by financing activities	(81,669)	58,932
Increase in cash, cash equivalents and restricted cash	6,408	19,394
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,756	$194,557

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year.
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
During the three months ended June 30, 2023, the LIBOR based mortgage loan related to our unconsolidated Assembly Row hotel investment was refinanced. The resulting new mortgage loan and related swaps are SOFR based. The $54.3 million mortgage loan at Hoboken and related interest rate swaps were transitioned from LIBOR to SOFR effective July 1, 2023. Consequently, we applied the related practical expedients to the hedging relationship for the Hoboken loan and continue to apply hedge accounting. The critical terms of the loan and interest rate swaps continue to match subsequent to the transition from LIBOR to SOFR and the transition did not have a significant impact to our financial results, financial position, or cash flows.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$93,256	$72,824
Interest capitalized	(11,147)	(9,177)
Interest expense	$82,109	$63,647
Cash paid for interest, net of amounts capitalized	$75,389	$61,973
Cash paid for income taxes	$779	$607
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$851	$866
DownREIT operating partnership units redeemed for common shares	$668	$1,385
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$—	$175

	June 30,	December 31,
	2023	2022
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$98,064	$85,558
Restricted cash (1)	4,692	10,790
Total cash, cash equivalents, and restricted cash	$102,756	$96,348
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On January 31, 2023, we acquired the 168,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we controlled under a long-term ground lease for $35.5 million. As a result of this transaction, we now own the entire fee interest in this 243,000 square foot property and the "operating lease right of use assets, net" on our consolidated balance sheet decreased by $5.3 million. Approximately $4.1 million and $1.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively.
On May 26, 2023, we exercised our option and acquired the 22.3% tenancy in common ("TIC") interest from our co-owner at Escondido Promenade for $30.5 million, bringing our ownership interest to 100%. As a result of the transaction, we gained control of this property, and effective May 26, 2023, we have consolidated this property. Approximately $1.8 million and $0.2 million of net assets associated with the 22.3% interest acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.1 million of net assets associated with the 22.3% interest acquired were allocated to other liabilities for "below market leases."
During the six months ended June 30, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.

NOTE 4—DEBT
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375%. The notes were offered at 99.590% of the principal amount with a yield to maturity of 5.468%. The net proceeds, after issuance discount, underwriting fees, and other costs were $345.7 million.
On June 1, 2023, we repaid our $275.0 million 2.75% senior unsecured notes at maturity.
During the three and six months ended June 30, 2023, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $77.5 million and $80.5 million, respectively. The weighted average amount of borrowings outstanding was $18.0 million and $33.7 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 5.8% and 5.5%, respectively, for the three and six months ended June 30, 2023. At June 30, 2023, our revolving credit facility had $31.5 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2023, we were in compliance with all default related debt covenants.

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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$952,303	$924,891	$921,692	$895,654
Senior notes and debentures, net	$3,479,333	$3,103,590	$3,407,701	$3,048,456

As of June 30, 2023, we have two interest rate swap agreements with notional amounts of $54.3 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $54.3 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2023 was an asset of $6.0 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and six months ended June 30, 2023, the value of our interest rate swaps increased $1.1 million and decreased $0.1 million, respectively (including $0.4 million and $0.8 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$6,015	$—	$6,015	$—	$6,144	$—	$6,144
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2023, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a decrease of less than $0.1 million and $0.1 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 637,031 downREIT operating partnership units are outstanding which have a total fair value of approximately $61.6 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2023.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2023		2022
	Declared	Paid	Declared	Paid
Common shares	$2.160	$2.160	$2.140	$2.140
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
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
No common shares were sold under the ATM equity program in the three months ended June 30, 2023. For the six months ended June 30, 2023, we issued 57,034 common shares at a weighted average price per share of $111.64 for net cash proceeds of $6.2 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $445.6 million in common shares under our ATM equity program as of June 30, 2023.
Effective May 4, 2023, our Declaration of Trust was amended to increase the number of authorized common shares of beneficial interest to 200,000,000.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,696	$3,500	$8,130	$7,679
Capitalized share-based compensation	(348)	(300)	(685)	(659)
Share-based compensation expense	$3,348	$3,200	$7,445	$7,020

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and six months ended June 30, 2023 and 2022, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,829 stock options for the three and six months ended June 30, 2023,
•conversions of downREIT operating partnership units for both the three and six months ended June 30, 2023 and 2022,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three and six months ended June 30, 2023 and 2022, and

•the issuance of 1.5 million and 0.7 million shares and units issuable under common share forward sales agreements for the three and six months ended June 30, 2022, respectively.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
NUMERATOR
Net income	$63,004	$64,467	$120,735	$119,195
Less: Preferred share dividends	(2,008)	(2,008)	(4,016)	(4,018)
Less: Income from operations attributable to noncontrolling interests	(2,505)	(2,791)	(4,901)	(5,535)
Less: Earnings allocated to unvested shares	(324)	(300)	(651)	(607)
Net income available for common shareholders, basic and diluted	$58,167	$59,368	$111,167	$109,035
DENOMINATOR
Weighted average common shares outstanding, basic	81,214	79,202	81,178	78,826
Effect of dilutive securities:
Open forward contracts for share issuances	—	—	—	29
Weighted average common shares outstanding, diluted	81,214	79,202	81,178	78,855

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.72	$0.75	$1.37	$1.38

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
NUMERATOR
Net income	$63,004	$64,467	$120,735	$119,195
Less: Preferred unit distributions	(2,008)	(2,008)	(4,016)	(4,018)
Less: Income from operations attributable to noncontrolling interests	(2,505)	(2,791)	(4,901)	(5,535)
Less: Earnings allocated to unvested units	(324)	(300)	(651)	(607)
Net income available for common unit holders, basic and diluted	$58,167	$59,368	$111,167	$109,035
DENOMINATOR
Weighted average common units outstanding, basic	81,214	79,202	81,178	78,826
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	—	—	—	29
Weighted average common units outstanding, diluted	81,214	79,202	81,178	78,855

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.72	$0.75	$1.37	$1.38

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of June 30, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.0 million square feet. In total, the real estate projects were 94.3% leased and 92.8% occupied at June 30, 2023.

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
Property Acquisition and Disposition
On January 31, 2023, we acquired the 168,000 square foot portion of Huntington Square shopping center that was not previously owned, as well as the fee interest in the land underneath the portion of the shopping center which we controlled under a long-term ground lease for $35.5 million. As a result of this transaction, we now own the entire fee interest in this 243,000 square foot property and the "operating lease right of use assets" on our consolidated balance sheet decreased by $5.3 million. Approximately $4.1 million and $1.3 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively.
On May 26, 2023, we exercised our option and acquired the 22.3% tenancy in common ("TIC") interest from our co-owner at Escondido Promenade for $30.5 million, bringing our ownership interest to 100%. As a result of the transaction, we gained control of this property, and effective May 26, 2023, we have consolidated this property. Approximately $1.8 million and $0.2 million of net assets associated with the 22.3% interest acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.1 million of net assets associated with the 22.3% acquired were allocated to other liabilities for "below market leases."
During the six months ended June 30, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.
Debt and Equity Transactions
For the six months ended June 30, 2023, we issued 57,034 common shares at a weighted average price per share of $111.64 for net cash proceeds of $6.2 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $445.6 million in common shares under our ATM equity program as of June 30, 2023.
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375%. The notes were offered at 99.590% of the principal amount with a yield to maturity of 5.468%. The net proceeds, after issuance discount, underwriting fees, and other costs were $345.7 million. The net proceeds of these notes, or "green bonds," will be allocated to the financing and refinancing of recently completed and future eligible green projects, which includes (i) investments in acquisitions of buildings; (ii) building developments or redevelopments; (iii) renovations in existing buildings; and (iv) tenant improvement projects, in each case that have received, or are expected to receive, in the three years prior to the issuance of the notes or during the term of the notes, a LEED Gold or Platinum certification (or environmentally equivalent successor standards). Net proceeds will be available for repayment of indebtedness, or may be invested in short-term income-producing investments or may be used to temporarily repay current and/or future amounts outstanding under our revolving credit facility.
Effective May 4, 2023, our Declaration of Trust was amended to increase the number of authorized common shares of beneficial interest to 200,000,000.
On June 1, 2023, we repaid our $275.0 million 2.75% senior unsecured notes at maturity.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of

$100 million and $5 million, respectively, for the six months ended June 30, 2023, and $140 million and $5 million for the six months ended June 30, 2022. We capitalized external and internal costs related to other property improvements of $45 million and $2 million, respectively, for the six months ended June 30, 2023, and $49 million and $2 million, respectively, for the six months ended June 30, 2022. We capitalized external and internal costs related to leasing activities of $7 million and $2 million, respectively, for both the six months ended June 30, 2023 and 2022. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $2 million, and $2 million, respectively, for both the six months ended June 30, 2023 and 2022. Total capitalized costs were $161 million and $205 million for the six months ended June 30, 2023 and 2022, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
Although the general economic impacts of the elevated levels of inflation and rising interest rates are impacting us in the short-term, our long-term focus has not changed. See our Annual Report on Form 10-K filed on February 8, 2023, for discussion of our long-term strategies.

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.1 million square feet of comparable space leasing we've completed in the last twelve months, and the 1.5% spread between our leased rate of 94.3% and our occupied rate of 92.8%. During 2023, we have seen an uptick in tenants filing for bankruptcy compared to the prior two years. As a result, we are expecting approximately 300,000 square feet of anchor space to become vacant during the third quarter. This will negatively impact our occupancy and net income in the short term, however, we expect to be able to re-lease the space at similar or better aggregate rents over the next several quarters. Additionally, the effects of high levels of inflation and rising interest rates continue to negatively impact our business with the largest current impacts being increased material costs, higher interest costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the current economic environment will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 160,000 square feet of the office space is pre-leased to two tenants and approximately 5,000 square feet of retail space is pre-leased. The building is expected to cost between $185 million and $200 million, and begin delivering in late 2023.
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
At June 30, 2023, the leasable square feet in our properties was 94.3% leased and 92.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2023, we signed leases for a total of 603,000 square feet of retail space including 576,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 7% on a cash basis. New leases for comparable spaces were signed for 129,000 square feet, with an average rental increase of 13% on a cash basis. Renewals for comparable spaces were signed for 447,000 square feet at a 5% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $16.63 per square foot, of which $68.17 per square foot was for new leases and $1.79 per square foot was for renewals for the three months ended June 30, 2023.
For the six months ended June 30, 2023, we signed leases for a total of 1,127,000 square feet of retail space including 1,081,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis. New leases for comparable spaces were signed for 371,000 square feet, with an average rental increase of 11% on a cash basis. Renewals for comparable spaces were signed for 710,000 square feet at a 8% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $27.29 per square foot, of which $75.36 per square foot was for new leases and $2.17 per square foot was for renewals for the six months ended June 30, 2023.
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

Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2023, all or a portion of 94 properties were considered comparable properties and eight properties were considered non-comparable properties. For the six months ended June 30, 2023, one property was moved from comparable properties to non-comparable properties, four properties and one portion of a property were moved from acquisitions to comparable properties, and one property was removed from comparable properties, as it was sold; all compared to the designations as of December 31, 2022. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2023 AND 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$280,388	$263,830	$16,558	6.3%
Mortgage interest income	291	269	22	8.2%
Total property revenue	280,679	264,099	16,580	6.3%
Rental expenses	55,610	51,169	4,441	8.7%
Real estate taxes	32,381	31,265	1,116	3.6%
Total property expenses	87,991	82,434	5,557	6.7%
Property operating income (1)	192,688	181,665	11,023	6.1%
General and administrative expense	(11,913)	(13,604)	1,691	(12.4)%
Depreciation and amortization	(78,974)	(74,461)	(4,513)	6.1%
Operating income	101,801	93,600	8,201	8.8%
Other interest income	2,422	133	2,289	1,721.1%
Interest expense	(42,884)	(32,074)	(10,810)	33.7%
Income from partnerships	1,665	2,808	(1,143)	(40.7)%
Total other, net	(38,797)	(29,133)	(9,664)	33.2%
Net income	63,004	64,467	(1,463)	(2.3)%
Net income attributable to noncontrolling interests	(2,505)	(2,791)	286	(10.2)%
Net income attributable to the Trust	$60,499	$61,676	$(1,177)	(1.9)%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$101,801	$93,600
General and administrative	11,913	13,604
Depreciation and amortization	78,974	74,461
Property operating income	$192,688	$181,665

Property Revenues
Total property revenue increased $16.6 million, or 6.3%, to $280.7 million in the three months ended June 30, 2023 compared to $264.1 million in the three months ended June 30, 2022. The percentage occupied at our shopping centers was 92.8% and 92.0% at June 30, 2023 and 2022, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $16.6 million, or 6.3%, to $280.4 million in the three months ended June 30, 2023 compared to $263.8 million in the three months ended June 30, 2022 due primarily to the following:
•an increase of $9.1 million from 2022 and 2023 acquisitions,
•an increase of $6.9 million from non-comparable properties primarily driven by occupancy increases at Assembly Row Phase III, CocoWalk, Darien Commons, and Pike & Rose Phase III,
•an increase of $5.2 million from comparable properties primarily related to higher rental rates of $5.0 million, a $2.9 million increase in recoveries from tenants, higher average occupancy of approximately $1.4 million, partially offset by a $3.9 million decrease in termination fee income, and
•an increase of $0.8 million from improving demand at our Pike & Rose hotel, partially offset by
•a decrease of $3.9 million from property sales, and
•a decrease of $1.5 million from Escondido Promenade, which was deconsolidated in the third quarter of 2022 and recorded as an equity method investment through May 2023. Effective May 26, 2023, we gained control of and reconsolidated the property (see Note 3 to the consolidated financial statements for additional information).
Property Expenses
Total property expenses increased $5.6 million, or 6.7%, to $88.0 million in the three months ended June 30, 2023 compared to $82.4 million in the three months ended June 30, 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.4 million, or 8.7%, to $55.6 million in the three months ended June 30, 2023 compared to $51.2 million in the three months ended June 30, 2022. This increase is primarily due to the following:
•an increase of $2.7 million from comparable properties due primarily to higher repairs and maintenance costs driven by inflationary impacts, higher utilities, increase in management fees on higher revenues, and an increase in insurance costs,
•an increase of $1.7 million from 2022 and 2023 acquisitions,
•an increase of $1.0 million from non-comparable properties driven by openings at Assembly Row Phase III and Darien Commons, and
•an increase of $0.5 million increase in operating expenses at our Pike & Rose hotel as a result of higher occupancy.
partially offset by
•a decrease of $1.3 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 19.8% in the three months ended June 30, 2023 from 19.4% in the three months ended June 30, 2022.
Real Estate Taxes
Real estate tax expense increased $1.1 million, or 3.6%, to $32.4 million in the three months ended June 30, 2023 compared to $31.3 million in the three months ended June 30, 2022. This increase is primarily due to an increase of $1.3 million from 2022 acquisitions, partially offset by a decrease of $0.6 million from property sales.
Property Operating Income
Property operating income increased $11.0 million, or 6.1%, to $192.7 million in the three months ended June 30, 2023 compared to $181.7 million in the three months ended June 30, 2022. This increase is primarily driven by higher rental rates and occupancy at comparable properties, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III and CocoWalk, partially offset by 2022 property sales and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.

Other Operating
General and Administrative
General and administrative expense decreased $1.7 million, or 12.4%, to $11.9 million in the three months ended June 30, 2023 compared to $13.6 million in the three months ended June 30, 2022. This decrease is due primarily to higher amounts allocated to operations as a result of higher revenues and net lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $4.5 million, or 6.1%, to $79.0 million in the three months ended June 30, 2023 from $74.5 million in the three months ended June 30, 2022. This increase is due primarily to property acquisitions, placing redevelopment properties into service, and our investment in comparable properties, partially offset by accelerated depreciation in 2022 as a result of redevelopment activities at Huntington Shopping Center and 2022 property sales.
Operating Income
Operating income increased $8.2 million, or 8.8%, to $101.8 million in the three months ended June 30, 2023 compared to $93.6 million in the three months ended June 30, 2022. This increase is primarily driven by higher rental rates and occupancy at comparable properties, 2022 and 2023 acquisitions, and the 2022 openings at Assembly Row Phase III and CocoWalk, partially offset by 2022 property sales and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
Other
Other Interest Income
Other interest income increased $2.3 million to $2.4 million in the three months ended June 30, 2023 compared to $0.1 million in the three months ended June 30, 2022. This increase is primarily driven by interest earned on the proceeds of our April 2023 senior unsecured note issuance until the June 1, 2023 payoff of our 2.75% senior notes.
Interest Expense
Interest expense increased $10.8 million, or 33.7%, to $42.9 million in the three months ended June 30, 2023 compared to $32.1 million in the three months ended June 30, 2022. This increase is due primarily to the following:
•an increase of $8.1 million due to a higher overall weighted average borrowing rate, and
•an increase of $4.0 million due to higher weighted average borrowings, partially offset by,
•an increase of $1.2 million in capitalized interest.
Gross interest costs were $48.6 million and $36.6 million in the three months ended June 30, 2023 and 2022, respectively. Capitalized interest was $5.8 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively.
Income from Partnerships
Income from partnerships decreased $1.1 million, or 40.7%, to $1.7 million in the three months ended June 30, 2023 compared to $2.8 million in the three months ended June 30, 2022. This decrease is primarily driven by lower income at our restaurant joint ventures largely attributable to forgiveness of certain loans in the prior year.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2023 AND 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$553,186	$520,337	$32,849	6.3%
Mortgage interest income	552	533	19	3.6%
Total property revenue	553,738	520,870	32,868	6.3%
Rental expenses	110,815	107,380	3,435	3.2%
Real estate taxes	64,947	61,825	3,122	5.0%
Total property expenses	175,762	169,205	6,557	3.9%
Property operating income (1)	377,976	351,665	26,311	7.5%
General and administrative expense	(24,458)	(25,946)	1,488	(5.7)%
Depreciation and amortization	(157,611)	(146,135)	(11,476)	7.9%
Gain on sale of real estate	1,702	—	1,702	100.0%
Operating income	197,609	179,584	18,025	10.0%
Other interest income	3,054	253	2,801	1,107.1%
Interest expense	(82,109)	(63,647)	(18,462)	29.0%
Income from partnerships	2,181	3,005	(824)	27.4%
Total other, net	(76,874)	(60,389)	(16,485)	27.3%
Net income	120,735	119,195	1,540	1.3%
Net income attributable to noncontrolling interests	(4,901)	(5,535)	634	(11.5)%
Net income attributable to the Trust	$115,834	$113,660	$2,174	1.9%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$197,609	$179,584
General and administrative	24,458	25,946
Depreciation and amortization	157,611	146,135
Gain on sale of real estate	(1,702)	—
Property operating income	$377,976	$351,665

Property Revenues
Total property revenue increased $32.9 million, or 6.3%, to $553.7 million in the six months ended June 30, 2023 compared to $520.9 million in the six months ended June 30, 2022. The percentage occupied at our shopping centers was 92.8% and 92.0% at June 30, 2023 and 2022, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $32.8 million, or 6.3%, to $553.2 million in the six months ended June 30, 2023 compared to $520.3 million in the six months ended June 30, 2022 due primarily to the following:
•an increase of $19.2 million from 2022 and 2023 acquisitions,
•an increase of $13.2 million from non-comparable properties primarily driven by occupancy increases at Assembly Row Phase III, CocoWalk, Darien Commons, and Pike & Rose Phase III,
•an increase of $9.9 million from comparable properties primarily related to higher rental rates of $9.5 million, higher average occupancy of approximately $3.1 million, a $1.6 million increase in recoveries from tenants, and higher percentage rent, parking income, and specialty leasing income of $1.0 million, partially offset by a $4.0 million decrease in termination fee income, and a $1.0 million increase in collectibility related adjustments, and
•an increase of $1.8 million from improving demand at our Pike & Rose hotel, partially offset by
•a decrease of $7.3 million from property sales, and
•a decrease of $4.1 million from Escondido Promenade, which was deconsolidated in the third quarter of 2022 and recorded as an equity method investment through May 2023. Effective May 26, 2023, we gained control and reconsolidated the property (see Note 3 to the consolidated financial statements for additional information).
Property Expenses
Total property expenses increased $6.6 million, or 3.9%, to $175.8 million in the six months ended June 30, 2023 compared to $169.2 million in the six months ended June 30, 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.4 million, or 3.2%, to $110.8 million in the six months ended June 30, 2023 compared to $107.4 million in the six months ended June 30, 2022 due primarily to the following:
•an increase of $3.4 million from 2022 acquisitions,
•an increase of $1.6 million from non-comparable properties driven by openings at Assembly Row Phase III and Darien Commons,
•an increase of $0.9 million increase in operating expenses at our Pike & Rose hotel as a result of higher occupancy, and
•an increase of $0.7 million from comparable properties due primarily to higher repairs and maintenance costs and other operating costs driven by inflationary impacts, increase in management fees on higher revenues, and increase in utilities and insurance costs, offset by lower snow removal costs partially offset by
•a decrease of $2.7 million from property sales, and
•a decrease of $0.7 million from the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.0% in the six months ended June 30, 2023 from 20.6% in the six months ended June 30, 2022.
Real Estate Taxes
Real estate tax expense increased $3.1 million, or 5.0%, to $64.9 million in the six months ended June 30, 2023 compared to $61.8 million in the six months ended June 30, 2022. This increase is primarily due to the following:
•an increase of $2.8 million from 2022 acquisitions, and
•an increase of $1.1 million from comparable properties primarily due to higher assessments and successful tax appeals recorded during 2022, partially offset by
•a decrease of $0.9 million from property sales.
Property Operating Income
Property operating income increased $26.3 million, or 7.5%, to $378.0 million in the six months ended June 30, 2023 compared to $351.7 million in the six months ended June 30, 2022. This increase is primarily driven by higher rental rates and occupancy at comparable properties, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, CocoWalk, and Pike & Rose Phase III, and higher specialty leasing, percentage rent, and parking income, partially offset by 2022 property sales and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.

Other Operating
General and Administrative
General and administrative expense decreased $1.5 million, or 5.7%, to $24.5 million in the six months ended June 30, 2023 compared to $25.9 million in the six months ended June 30, 2022. This decrease is due primarily to higher amounts allocated to operations as a result of higher revenues and net lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $11.5 million, or 7.9%, to $157.6 million in the six months ended June 30, 2023 from $146.1 million in the six months ended June 30, 2022. This increase is due primarily to property acquisitions, our investment in comparable properties, placing redevelopment properties into service, and openings at Pike & Rose Phase III, partially offset by 2022 property sales and accelerated depreciation in 2022 as a result of redevelopment activities at Huntington Shopping Center.
Gain on Sale of Real Estate
The $1.7 million gain on sale of real estate for the six months ended June 30, 2023 is due primarily to the sale of one retail property.
Operating Income
Operating income increased $18.0 million, or 10.0%, to $197.6 million in the six months ended June 30, 2023 compared to $179.6 million in the six months ended June 30, 2022. This increase is primarily driven by higher rental rates and occupancy at comparable properties, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, CocoWalk, and Pike & Rose Phase III, and higher specialty leasing, percentage rent and parking income, partially offset by 2022 property sales and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
Other
Other Interest Income
Other interest income increased $2.8 million to $3.1 million in the six months ended June 30, 2023 compared to $0.3 million in the six months ended June 30, 2022. This increase is primarily driven by interest earned on the proceeds of our April 2023 senior unsecured note issuance until the June 1, 2023 payoff of our 2.75% senior unsecured notes.
Interest Expense
Interest expense increased $18.5 million, or 29.0%, to $82.1 million in the six months ended June 30, 2023 compared to $63.6 million in the six months ended June 30, 2022. This increase is due primarily to the following:
•an increase of $14.5 million due to a higher overall weighted average borrowing rate, and
•an increase of $5.9 million due to higher weighted average borrowings, partially offset by
•an increase of $2.0 million in capitalized interest.
Gross interest costs were $93.3 million and $72.8 million in the six months ended June 30, 2023 and 2022, respectively. Capitalized interest was $11.1 million and $9.2 million for the six months ended June 30, 2023 and 2022, respectively.
Income from Partnerships
Income from partnerships decreased $0.8 million, or 27.4%, to $2.2 million in the six months ended June 30, 2023 compared to $3.0 million in the six months ended June 30, 2022. This decrease is primarily driven by lower income at our restaurant joint ventures largely attributable to higher forgiveness of certain loans in the prior year.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $0.6 million, or 11.5%, to $4.9 million in the six months ended June 30, 2023 compared to $5.5 million in the six months ended June 30, 2022. This decrease is due primarily to the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2023 were approximately $179.9 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
As of June 30, 2023, we had cash and cash equivalents of $98.1 million and $31.5 million outstanding on our $1.25 billion revolving credit facility. For the six months ended June 30, 2023, the weighted average amount of borrowings outstanding on our revolving credit facility was $33.7 million, and the weighted average interest rate, before amortization of debt fees, was 5.5%. We also have the capacity to issue up to $445.6 million in common shares under our ATM equity program.
On April 12, 2023, we issued $350.0 million of fixed rate senior unsecured notes that mature on May 1, 2028 and bear interest at 5.375% for net proceeds, after issuance discount, underwriting fees, and other costs of $345.7 million. On June 1, 2023 we repaid our $275.0 million of 2.75% senior unsecured notes at maturity. We have no other debt maturing for the remainder of 2023. During 2024, we have $600.0 million of 3.95% senior unsecured notes maturing. Our $600.0 million unsecured term loan has an initial maturity in April 2024, however, there are two one-year extensions at our option that would extend the maturity to April 2026, if exercised.
Our overall capital requirements for the remainder of 2023 will be impacted by the overall economic environment including impacts of inflation, higher interest rates, and a potential recession, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $219 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels largely consistent with 2022, or slightly reduced as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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
Summary of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$292,276	$260,521
Net cash used in investing activities	(204,199)	(300,059)
Net cash (used in) provided by financing activities	(81,669)	58,932
Increase in cash, cash equivalents and restricted cash	6,408	19,394
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,756	$194,557

Net cash provided by operating activities increased $31.8 million to $292.3 million during the six months ended June 30, 2023 from $260.5 million during the six months ended June 30, 2022. The increase was primarily attributable to higher net income before adjusting for non-cash items and the gain on real estate and higher collections related to year end recovery billings.
Net cash used in investing activities decreased $95.9 million to $204.2 million during the six months ended June 30, 2023 from $300.1 million during the six months ended June 30, 2022. The decrease was primarily attributable to:
•a $40.5 million decrease in acquisition of real estate due to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade (see Note 3 to the consolidated financial statements for additional information), as compared to to the April 2022 acquisition of a shopping center in Kingstowne, Virginia,
•a $39.0 million decrease in capital expenditures, and
•$12.6 million of net proceeds from the sale of one retail property during the six months ended June 30, 2023.
Net cash provided by financing activities decreased $140.6 million to $81.7 million used during the six months ended June 30, 2023 from $58.9 million provided during the six months ended June 30, 2022. The decrease was primarily attributable to:
•$275.0 million from the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•a $253.4 million decrease in net proceeds from the issuance of common shares under our ATM program, and
•a $7.6 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.
partially offset by
•$345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023,
•$31.5 million of net borrowings on our revolving credit facility during the six months ended June 30, 2023, and
•the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2023:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2023	Stated Interest Rate as of June 30, 2023	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,685	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	54,338	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	30,381	Various	Various through 2029
Chelsea	Acquired	4,234	5.36%	January 15, 2031
Subtotal		320,738
Net unamortized debt issuance costs and premium		(1,530)
Total mortgages payable, net		319,208

Notes payable
Term loan (3) (5)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (3) (4) (5)	1,250,000	31,500	SOFR + 0.775%	April 5, 2027
Various	7,749	2,753	Various	Various through 2059
Subtotal		634,253
Net unamortized debt issuance costs		(1,158)
Total notes payable, net		633,095

Senior notes and debentures (5)
Unsecured fixed rate
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,494,200
Net unamortized debt issuance costs and premium		(14,867)
Total senior notes and debentures, net		3,479,333

Total debt, net		$4,431,636
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%. The reference rate for the mortgage loan and related interest rate swaps was amended from LIBOR to SOFR in May 2023. The amendment is effective for interest payments subsequent to July 1, 2023.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR, and our term loan bears interest at Term SOFR as defined in the credit agreement, plus 0.10%, plus a spread, based on our current credit rating.
(4)The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2023 was $80.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.5%.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2023, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2023:

	Unsecured		Secured	Total
	(In thousands)
2023	$551		$1,559	$2,110
2024	1,200,671	(1)	3,299	1,203,970
2025	418		47,630	48,048
2026	429,276		26,240	455,516
2027	546,537	(2)	178,278	724,815
Thereafter	1,951,000		63,732	2,014,732
	$4,128,453		$320,738	$4,449,191	(3)
__________________
(1)Our $600.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option to April 16, 2026.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of June 30, 2023, there was $31.5 million outstanding under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2023.
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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income which is included in "accumulated other comprehensive income (loss)" on the balance sheet and statement of shareholders' equity. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and SOFR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of June 30, 2023, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $39.0 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2023.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$63,004	$64,467	$120,735	$119,195
Net income attributable to noncontrolling interests	(2,505)	(2,791)	(4,901)	(5,535)
Gain on sale of real estate	—	—	(1,702)	—
Depreciation and amortization of real estate assets	70,486	65,727	140,990	128,704
Amortization of initial direct costs of leases	7,567	5,882	15,352	11,675
Funds from operations	138,552	133,285	270,474	254,039
Dividends on preferred shares (1)	(1,875)	(1,875)	(3,750)	(3,750)
Income attributable to downREIT operating partnership units	688	701	1,381	1,407
Income attributable to unvested shares	(505)	(467)	(987)	(904)
Funds from operations available for common shareholders	$136,860	$131,644	$267,118	$250,792
Weighted average number of common shares, diluted (1)(2)	81,945	79,952	81,911	79,608

Funds from operations available for common shareholders, per diluted share (2)	$1.67	$1.65	$3.26	$3.15
_____________________
(1)For the three and six months ended June 30, 2023 and 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average common shares, diluted."
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2023, we had $3.8 billion of fixed-rate debt outstanding, including $54.3 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $163.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $182.6 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2023, we had $631.5 million of variable rate debt outstanding (the principal balance on our unsecured term loan and $31.5 million outstanding on our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.3 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.3 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 8, 2023.
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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Declaration of Trust of the Parent Company dated January 1, 2022, as amended by the Articles of Amendment of Amended and Restated Declaration of Trust dated January 1, 2022 and Articles of Amendment of Amended and Restated Declaration of Trust dated May 4, 2023 (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 2, 2023	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 2, 2023	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)