Form 10-Q
period 2023-09-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2023-11-02
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on October 30, 2023 was 81,623,163.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2023, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of September 30, 2023, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2023

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,013,166 and $1,997,583 of consolidated variable interest entities, respectively)	$9,848,565	$9,441,945
Construction-in-progress (including $11,030 and $8,477 of consolidated variable interest entities, respectively)	619,964	662,554
	10,468,529	10,104,499
Less accumulated depreciation and amortization (including $402,929 and $362,921 of consolidated variable interest entities, respectively)	(2,901,879)	(2,715,817)
Net real estate	7,566,650	7,388,682
Cash and cash equivalents	98,210	85,558
Accounts and notes receivable, net	192,066	197,648
Mortgage notes receivable, net	9,209	9,456
Investment in partnerships	35,463	145,205
Operating lease right of use assets, net	87,597	94,569
Finance lease right of use assets, net	44,762	45,467
Prepaid expenses and other assets	259,736	267,406
TOTAL ASSETS	$8,293,693	$8,233,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $189,928 and $191,827 of consolidated variable interest entities, respectively)	$318,501	$320,615
Notes payable, net	652,203	601,077
Senior notes and debentures, net	3,479,821	3,407,701
Accounts payable and accrued expenses	209,854	190,340
Dividends payable	91,372	90,263
Security deposits payable	30,180	28,508
Operating lease liabilities	76,413	77,743
Finance lease liabilities	67,813	67,660
Other liabilities and deferred credits	229,948	237,699
Total liabilities	5,156,105	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	176,539	178,370
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 and 100,000,000 shares authorized, respectively, 81,618,162 and 81,342,959 shares issued and outstanding, respectively	821	818
Additional paid-in capital	3,846,845	3,821,801
Accumulated dividends in excess of net income	(1,132,350)	(1,034,186)
Accumulated other comprehensive income	6,773	5,757
Total shareholders’ equity of the Trust	2,881,911	2,954,012
Noncontrolling interests	79,138	80,003
Total shareholders’ equity	2,961,049	3,034,015
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,293,693	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
REVENUE
Rental income	$286,323	$273,179	$839,509	$793,516
Mortgage interest income	281	272	833	805
Total revenue	286,604	273,451	840,342	794,321
EXPENSES
Rental expenses	58,595	58,809	169,410	166,189
Real estate taxes	33,045	32,803	97,992	94,628
General and administrative	13,149	13,100	37,607	39,046
Depreciation and amortization	81,731	77,109	239,342	223,244
Total operating expenses	186,520	181,821	544,351	523,107

Gain on deconsolidation of VIE	—	70,374	—	70,374
Gain on sale of real estate	—	29,723	1,702	29,723

OPERATING INCOME	100,084	191,727	297,693	371,311

OTHER INCOME/(EXPENSE)
Other interest income	721	234	3,775	487
Interest expense	(42,726)	(35,060)	(124,835)	(98,707)
Income from partnerships	1,313	1,873	3,494	4,878
NET INCOME	59,392	158,774	180,127	277,969
Net income attributable to noncontrolling interests	(2,344)	(2,636)	(7,245)	(8,171)
NET INCOME ATTRIBUTABLE TO THE TRUST	57,048	156,138	172,882	269,798
Dividends on preferred shares	(2,008)	(2,008)	(6,024)	(6,026)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$55,040	$154,130	$166,858	$263,772

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.67	$1.90	$2.04	$3.31
Weighted average number of common shares	81,274	80,765	81,210	79,480
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.67	$1.89	$2.04	$3.31
Weighted average number of common shares	81,274	81,511	81,210	80,137

COMPREHENSIVE INCOME	$60,787	$161,569	$181,248	$286,902

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$58,325	$158,672	$173,898	$277,929

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431
Net income, excluding $1,817 attributable to redeemable noncontrolling interests	—	—	—	—	—	57,048	—	527	57,575
Other comprehensive income - change in fair value of interest rate swaps, excluding $118 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	1,277	—	1,277
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(88,958)	—	—	(88,958)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $3,545 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,081)	(1,081)
Common shares issued, net	—	—	95,045	1	9,702	—	—	—	9,703
Shares issued under dividend reinvestment plan	—	—	4,767	—	475	—	—	—	475
Share-based compensation expense, net of forfeitures	—	—	3,922	—	3,738	—	—	—	3,738
Shares withheld for employee taxes	—	—	(2,683)	—	(268)	—	—	—	(268)
Conversion of downREIT OP units	—	—	1,600	—	215	—	—	(215)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
BALANCE AT SEPTEMBER 30, 2023	398,878	$159,822	81,618,162	$821	$3,846,845	$(1,132,350)	$6,773	$79,138	$2,961,049

BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $5,036 attributable to redeemable noncontrolling interests	—	—	—	—	—	172,882	—	2,209	175,091
Other comprehensive income - change in fair value of interest rate swaps, excluding $105 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	1,016	—	1,016
Dividends declared to common shareholders ($3.25 per share)	—	—	—	—	—	(265,022)	—	—	(265,022)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $6,972 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(3,283)	(3,283)
Common shares issued, net	—	—	152,141	2	15,893	—	—	—	15,895
Shares issued under dividend reinvestment plan	—	—	14,398	—	1,380	—	—	—	1,380
Share-based compensation expense, net of forfeitures	—	—	145,156	1	11,867	—	—	—	11,868
Shares withheld for employee taxes	—	—	(45,615)	—	(4,979)	—	—	—	(4,979)
Conversion of downREIT OP units	—	—	9,123	—	883	—	—	(883)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,092	1,092
BALANCE AT SEPTEMBER 30, 2023	398,878	$159,822	81,618,162	$821	$3,846,845	$(1,132,350)	$6,773	$79,138	$2,961,049

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2022
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2022	398,878	$159,822	80,896,804	$813	$3,758,161	$(1,126,463)	$3,550	$80,544	$2,876,427
Net income, excluding $1,774 attributable to redeemable noncontrolling interests	—	—	—	—	—	156,138	—	862	157,000
Other comprehensive income - change in fair value of interest rate swaps, excluding $261 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,534	—	2,534
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(87,694)	—	—	(87,694)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,974 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,441)	(1,441)
Common shares issued, net	—	—	296,872	3	32,889	—	—	—	32,892
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	5,832	—	573	—	—	—	573
Share-based compensation expense, net of forfeitures	—	—	6,810	1	3,578	—	—	—	3,579
Shares withheld for employee taxes	—	—	(2,398)	—	(248)	—	—	—	(248)
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	(741)	—	—	—	(741)
BALANCE AT SEPTEMBER 30, 2022	398,878	$159,822	81,204,286	$817	$3,794,247	$(1,060,027)	$6,084	$80,937	$2,981,880

BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $5,301 attributable to redeemable noncontrolling interests	—	—	—	—	—	269,798	—	2,870	272,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $802 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	8,131	—	8,131
Dividends declared to common shareholders ($3.22 per share)	—	—	—	—	—	(256,867)	—	—	(256,867)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,026)	—	—	(6,026)
Distributions declared to noncontrolling interests, excluding $6,112 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,066)	(4,066)
Common shares issued, net	—	—	2,500,569	25	292,319	—	—	—	292,344
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	13,832	—	1,584	—	—	—	1,584
Share-based compensation expense, net of forfeitures	—	—	110,915	2	11,256	—	—	—	11,258
Shares withheld for employee taxes	—	—	(40,974)	—	(4,886)	—	—	—	(4,886)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion of downREIT OP units	—	—	14,598	—	1,385	—	—	(1,385)	—
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	3,585	—	—	—	3,585
BALANCE AT SEPTEMBER 30, 2022	398,878	$159,822	81,204,286	$817	$3,794,247	$(1,060,027)	$6,084	$80,937	$2,981,880
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$180,127	$277,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,342	223,244
Gain on deconsolidation of VIE	—	(70,374)
Gain on sale of real estate	(1,702)	(29,723)
Income from partnerships	(3,494)	(4,878)
Straight-line rent	(8,605)	(14,414)
Share-based compensation expense	10,831	10,255
Other, net	(3,891)	(3,509)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	10,486	(5,519)
(Increase) decrease in prepaid expenses and other assets	(1,739)	1,361
Increase in accounts payable and accrued expenses	21,282	13,948
Increase in security deposits and other liabilities	578	10,933
Net cash provided by operating activities	443,215	409,293
INVESTING ACTIVITIES
Acquisition of real estate	(59,568)	(429,990)
Capital expenditures - development and redevelopment	(162,662)	(213,881)
Capital expenditures - other	(73,229)	(70,004)
Costs associated with property sold under threat of condemnation	(1,378)	(2,915)
Proceeds from sale of real estate	12,626	66,682
Change in cash from deconsolidation of VIE	—	(4,192)
Investment in partnerships	—	(417)
Distribution from partnerships in excess of earnings	9,314	5,076
Leasing costs	(13,741)	(17,039)
Issuance of mortgage and other notes receivable, net	—	(3,471)
Net cash used in investing activities	(288,638)	(670,151)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	50,500	267,000
Issuance of senior notes, net of costs	345,698	—
Repayment of senior notes	(275,000)	—
Repayment of mortgages, finance leases and notes payable	(2,528)	(18,644)
Issuance of common shares, net of costs	16,000	292,671
Dividends paid to common and preferred shareholders	(268,658)	(258,009)
Shares withheld for employee taxes	(4,979)	(4,886)
Contributions from noncontrolling interests	1,092	—
Distributions to and redemptions of redeemable noncontrolling interests	(10,259)	(33,801)
Net cash (used in) provided by financing activities	(148,134)	244,331
Increase (decrease) in cash, cash equivalents and restricted cash	6,443	(16,527)
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,791	$158,636
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,013,166 and $1,997,583 of consolidated variable interest entities, respectively)	$9,848,565	$9,441,945
Construction-in-progress (including $11,030 and $8,477 of consolidated variable interest entities, respectively)	619,964	662,554
	10,468,529	10,104,499
Less accumulated depreciation and amortization (including $402,929 and $362,921 of consolidated variable interest entities, respectively)	(2,901,879)	(2,715,817)
Net real estate	7,566,650	7,388,682
Cash and cash equivalents	98,210	85,558
Accounts and notes receivable, net	192,066	197,648
Mortgage notes receivable, net	9,209	9,456
Investment in partnerships	35,463	145,205
Operating lease right of use assets, net	87,597	94,569
Finance lease right of use assets, net	44,762	45,467
Prepaid expenses and other assets	259,736	267,406
TOTAL ASSETS	$8,293,693	$8,233,991
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $189,928 and $191,827 of consolidated variable interest entities, respectively)	$318,501	$320,615
Notes payable, net	652,203	601,077
Senior notes and debentures, net	3,479,821	3,407,701
Accounts payable and accrued expenses	209,854	190,340
Dividends payable	91,372	90,263
Security deposits payable	30,180	28,508
Operating lease liabilities	76,413	77,743
Finance lease liabilities	67,813	67,660
Other liabilities and deferred credits	229,948	237,699
Total liabilities	5,156,105	5,021,606
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	176,539	178,370
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 81,618,162 and 81,342,959 units issued and outstanding, respectively	2,720,350	2,793,467
Accumulated other comprehensive income	6,773	5,757
Total partner capital	2,881,911	2,954,012
Noncontrolling interests in consolidated partnerships	79,138	80,003
Total capital	2,961,049	3,034,015
TOTAL LIABILITIES AND CAPITAL	$8,293,693	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
REVENUE
Rental income	$286,323	$273,179	$839,509	$793,516
Mortgage interest income	281	272	833	805
Total revenue	286,604	273,451	840,342	794,321
EXPENSES
Rental expenses	58,595	58,809	169,410	166,189
Real estate taxes	33,045	32,803	97,992	94,628
General and administrative	13,149	13,100	37,607	39,046
Depreciation and amortization	81,731	77,109	239,342	223,244
Total operating expenses	186,520	181,821	544,351	523,107

Gain on deconsolidation of VIE	—	70,374	—	70,374
Gain on sale of real estate	—	29,723	1,702	29,723

OPERATING INCOME	100,084	191,727	297,693	371,311

OTHER INCOME/(EXPENSE)
Other interest income	721	234	3,775	487
Interest expense	(42,726)	(35,060)	(124,835)	(98,707)
Income from partnerships	1,313	1,873	3,494	4,878
NET INCOME	59,392	158,774	180,127	277,969
Net income attributable to noncontrolling interests	(2,344)	(2,636)	(7,245)	(8,171)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	57,048	156,138	172,882	269,798
Distributions on preferred units	(2,008)	(2,008)	(6,024)	(6,026)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$55,040	$154,130	$166,858	$263,772

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.67	$1.90	$2.04	$3.31
Weighted average number of common units	81,274	80,765	81,210	79,480
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.67	$1.89	$2.04	$3.31
Weighted average number of common units	81,274	81,511	81,210	80,137

COMPREHENSIVE INCOME	$60,787	$161,569	$181,248	$286,902

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$58,325	$158,672	$173,898	$277,929

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431
Net income, excluding $1,817 attributable to redeemable noncontrolling interests	2,008	55,040	—	57,048	527	57,575
Other comprehensive income - change in fair value of interest rate swaps, excluding $118 attributable to redeemable noncontrolling interests	—	—	1,277	1,277	—	1,277
Distributions declared to common unit holders	—	(88,958)	—	(88,958)	—	(88,958)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,545 attributable to redeemable noncontrolling interests	—	—	—	—	(1,081)	(1,081)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	9,703	—	9,703	—	9,703
Common units issued under dividend reinvestment plan	—	475	—	475	—	475
Share-based compensation expense, net of forfeitures	—	3,738	—	3,738	—	3,738
Common units withheld for employee taxes	—	(268)	—	(268)	—	(268)
Conversion and redemption of downREIT OP units	—	215	—	215	(215)	—
Contributions from noncontrolling interests	—	—	—	—	165	165
BALANCE AT SEPTEMBER 30, 2023	$154,788	$2,720,350	$6,773	$2,881,911	$79,138	$2,961,049

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $5,036 attributable to redeemable noncontrolling interests	6,024	166,858	—	172,882	2,209	175,091
Other comprehensive income - change in fair value of interest rate swaps, excluding $105 attributable to redeemable noncontrolling interest	—	—	1,016	1,016	—	1,016
Distributions declared to common unit holders	—	(265,022)	—	(265,022)	—	(265,022)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $6,972 attributable to redeemable noncontrolling interests	—	—	—	—	(3,283)	(3,283)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	15,895	—	15,895	—	15,895
Common units issued under dividend reinvestment plan	—	1,380	—	1,380	—	1,380
Share-based compensation expense, net of forfeitures	—	11,868	—	11,868	—	11,868
Common units withheld for employee taxes	—	(4,979)	—	(4,979)	—	(4,979)
Conversion of downREIT OP units	—	883	—	883	(883)	—
Contributions from noncontrolling interests	—	—	—	—	1,092	1,092
BALANCE AT SEPTEMBER 30, 2023	$154,788	$2,720,350	$6,773	$2,881,911	$79,138	$2,961,049

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2022
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2022	$154,788	$2,637,545	$3,550	$2,795,883	$80,544	$2,876,427
Net income, excluding $1,774 attributable to redeemable noncontrolling interests	2,008	154,130	—	156,138	862	157,000
Other comprehensive income - change in fair value of interest rate swaps, excluding $261 attributable to redeemable noncontrolling interests	—	—	2,534	2,534	—	2,534
Distributions declared to common unit holders	—	(87,694)	—	(87,694)	—	(87,694)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,974 attributable to redeemable noncontrolling interests	—	—	—	—	(1,441)	(1,441)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	32,892	—	32,892	—	32,892
Exercise of stock options		35	—	35	—	35
Common units issued under dividend reinvestment plan	—	573	—	573	—	573
Share-based compensation expense, net of forfeitures	—	3,579	—	3,579	—	3,579
Common units withheld for employee taxes	—	(248)	—	(248)	—	(248)
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	(741)	—	(741)	—	(741)
BALANCE AT SEPTEMBER 30, 2022	$154,788	$2,740,071	$6,084	$2,900,943	$80,937	$2,981,880

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $5,301 attributable to redeemable noncontrolling interests	6,026	263,772	—	269,798	2,870	272,668
Other comprehensive income - change in fair value of interest rate swaps, excluding $802 attributable to redeemable noncontrolling interests	—	—	8,131	8,131	—	8,131
Distributions declared to common unit holders	—	(256,867)	—	(256,867)	—	(256,867)
Distributions declared to preferred unit holders	(6,026)	—	—	(6,026)	—	(6,026)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $6,112 attributable to redeemable noncontrolling interests	—	—	—	—	(4,066)	(4,066)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	292,344	—	292,344	—	292,344
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	1,584	—	1,584	—	1,584
Share-based compensation expense, net of forfeitures	—	11,258	—	11,258	—	11,258
Common units withheld for employee taxes	—	(4,886)	—	(4,886)	—	(4,886)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion of downREIT OP units	—	1,385	—	1,385	(1,385)	—
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	3,585	—	3,585	—	3,585
BALANCE AT SEPTEMBER 30, 2022	$154,788	$2,740,071	$6,084	$2,900,943	$80,937	$2,981,880
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$180,127	$277,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,342	223,244
Gain on deconsolidation of VIE	—	(70,374)
Gain on sale of real estate	(1,702)	(29,723)
Income from partnerships	(3,494)	(4,878)
Straight-line rent	(8,605)	(14,414)
Share-based compensation expense	10,831	10,255
Other, net	(3,891)	(3,509)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	10,486	(5,519)
(Increase) decrease in prepaid expenses and other assets	(1,739)	1,361
Increase in accounts payable and accrued expenses	21,282	13,948
Increase in security deposits and other liabilities	578	10,933
Net cash provided by operating activities	443,215	409,293
INVESTING ACTIVITIES
Acquisition of real estate	(59,568)	(429,990)
Capital expenditures - development and redevelopment	(162,662)	(213,881)
Capital expenditures - other	(73,229)	(70,004)
Costs associated with property sold under threat of condemnation	(1,378)	(2,915)
Proceeds from sale of real estate	12,626	66,682
Change in cash from deconsolidation of VIE	—	(4,192)
Investment in partnerships	—	(417)
Distribution from partnerships in excess of earnings	9,314	5,076
Leasing costs	(13,741)	(17,039)
Issuance of mortgage and other notes receivable, net	—	(3,471)
Net cash used in investing activities	(288,638)	(670,151)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	50,500	267,000
Issuance of senior notes, net of costs	345,698	—
Repayment of senior notes	(275,000)	—
Repayment of mortgages, finance leases and notes payable	(2,528)	(18,644)
Issuance of common units, net of costs	16,000	292,671
Distributions to common and preferred unit holders	(268,658)	(258,009)
Shares withheld for employee taxes	(4,979)	(4,886)
Contributions from noncontrolling interests	1,092	—
Distributions to and redemptions of redeemable noncontrolling interests	(10,259)	(33,801)
Net cash (used in) provided by financing activities	(148,134)	244,331
Increase (decrease) in cash, cash equivalents and restricted cash	6,443	(16,527)
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,791	$158,636

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year.
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

Recently Issued Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

ASU 2023-06, October 2023, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K.

	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the Codification and will not be effective.	We do not expect this ASU to have an impact on our consolidated financial statements.

ASU 2023-01, March 2023, Leases (Topic 842) Common Control Arrangements	This ASU requires all lessees in a lease with a lessor under common control to (1) amortize leasehold improvements over their useful life to the common control group, as long as the lessee controls the use of the underlying asset through a lease and (2) account for the leasehold improvements as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset.

The guidance may be applied prospectively to new and existing leasehold improvements, with the remaining balance of existing leasehold improvements amortized over their remaining useful life to the common control group or retrospectively, through a cumulative-effect adjustment to opening retained earnings.

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods withing those fiscal years. Early adoption is permitted.	We do not expect this ASU to have an impact on our consolidated financial statements.

ASU 2020-04, March 2020, Reference Rate Reform (Topic 848)	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract.

	ASU 2022-06 extended the period for which this guidance can be immediately applied through December 24, 2024.	During the second quarter of 2023, the LIBOR based mortgage loan related to our unconsolidated Assembly Row hotel investment was refinanced. The resulting new mortgage loan and related swaps are SOFR based. The mortgage loan at Hoboken and related interest rate swaps were transitioned from LIBOR to SOFR effective July 1, 2023. Consequently, we applied the related practical expedients to the hedging relationship for the Hoboken loan and continue to apply hedge accounting. The critical terms of the loan and interest rate swaps continue to match subsequent to the transition from LIBOR to SOFR and the transition did not have a significant impact to our financial results, financial position, or cash flows.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$141,994	$112,596
Interest capitalized	(17,159)	(13,889)
Interest expense	$124,835	$98,707
Cash paid for interest, net of amounts capitalized	$113,414	$94,712
Cash paid for income taxes	$778	$616
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$1,275	$1,292
DownREIT operating partnership units redeemed for common shares	$883	$1,385
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$—	$175

	September 30,	December 31,
	2023	2022
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$98,210	$85,558
Restricted cash (1)	4,581	10,790
Total cash, cash equivalents, and restricted cash	$102,791	$96,348
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
During the nine months ended September 30, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.

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
During the three and nine months ended September 30, 2023, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $63.5 million and $80.5 million, respectively. The weighted average amount of borrowings outstanding was $37.3 million and $34.9 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 6.1% and 5.7%, respectively, for the three and nine months ended September 30, 2023. At September 30, 2023, our revolving credit facility had $50.5 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2023, we were in compliance with all default related debt covenants.

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

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$970,704	$939,732	$921,692	$895,654
Senior notes and debentures, net	$3,479,821	$3,041,015	$3,407,701	$3,048,456

As of September 30, 2023, we have two interest rate swap agreements with notional amounts of $54.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the interest rate on $54.0 million of mortgage payables at 3.67% through December 15, 2029. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2023 was an asset of $7.2 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and nine months ended September 30, 2023, the value of our interest rate swaps increased $1.2 million and $1.0 million, respectively (including $0.5 million and $1.3 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$7,190	$—	$7,190	$—	$6,144	$—	$6,144
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2023, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.2 million and $0.1 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 635,431 downREIT operating partnership units are outstanding which have a total fair value of approximately $57.6 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2023.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2023		2022
	Declared	Paid	Declared	Paid
Common shares	$3.250	$3.240	$3.220	$3.210
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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
For the three months ended September 30, 2023, we issued 95,013 common shares at a weighted average price per share of $103.69 for net cash proceeds of $9.7 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2023, we issued 152,047 common shares at a weighted average price per share of $106.67 for net cash proceeds of $15.9 million including paying $0.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $435.8 million in common shares under our ATM equity program as of September 30, 2023.
Effective May 4, 2023, our Declaration of Trust was amended to increase the number of authorized common shares of beneficial interest to 200,000,000.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,738	$3,579	$11,868	$11,258
Capitalized share-based compensation	(352)	(344)	(1,037)	(1,003)
Share-based compensation expense	$3,386	$3,235	$10,831	$10,255

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and nine months ended September 30, 2023 and 2022, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,829 stock options for the three and nine months ended September 30, 2023,
•conversions of downREIT operating partnership units for the three and nine months ended September 30, 2023,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for the three and nine months ended September 30, 2023, and the nine months ended September 30, 2022.
•the issuance of 1.8 million shares and units issuable under common share forward sales agreements for the nine months ended September 30, 2022.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
NUMERATOR
Net income	$59,392	$158,774	$180,127	$277,969
Less: Preferred share dividends	(2,008)	(2,008)	(6,024)	(6,026)
Less: Income from operations attributable to noncontrolling interests	(2,344)	(2,636)	(7,245)	(8,171)
Less: Earnings allocated to unvested shares	(323)	(535)	(974)	(935)
Net income available for common shareholders, basic	54,717	153,595	165,884	262,837
Add: Income attributable to downREIT operating partnership units	—	704	—	2,111
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Shares	—	133	—	—
Net income available for common shareholders, diluted	$54,717	$154,432	$165,884	$264,948
DENOMINATOR
Weighted average common shares outstanding, basic	81,274	80,765	81,210	79,480
Effect of dilutive securities:
Open forward contracts for share issuances	—	—	—	1
DownREIT operating partnership units	—	652	—	656
5.417% Series 1 Cumulative Convertible Preferred Shares	—	94	—	—
Weighted average common shares outstanding, diluted	81,274	81,511	81,210	80,137

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.67	$1.90	$2.04	$3.31
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.67	$1.89	$2.04	$3.31

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per unit data)
NUMERATOR
Net income	$59,392	$158,774	$180,127	$277,969
Less: Preferred unit distributions	(2,008)	(2,008)	(6,024)	(6,026)
Less: Income from operations attributable to noncontrolling interests	(2,344)	(2,636)	(7,245)	(8,171)
Less: Earnings allocated to unvested units	(323)	(535)	(974)	(935)
Net income available for common unit holders, basic	54,717	153,595	165,884	262,837
Add: Income attributable to downREIT operating partnership units	—	704	—	2,111
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Units	—	133	—	—
Net income available for common unit holders, diluted	$54,717	$154,432	$165,884	$264,948
DENOMINATOR
Weighted average common units outstanding, basic	81,274	80,765	81,210	79,480
Effect of dilutive securities:
Common unit issuances relating to open common share forward contracts	—	—	—	1
DownREIT operating partnership units	—	652	—	656
5.417% Series 1 Cumulative Convertible Preferred Units	—	94	—	—
Weighted average common units outstanding, diluted	81,274	81,511	81,210	80,137

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.67	$1.90	$2.04	$3.31
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.67	$1.89	$2.04	$3.31

NOTE 10—SUBSEQUENT EVENTS
On October 12, 2023, we acquired the fee interest under a portion of our Mercer on One (formerly known as Mercer Mall) property for $55.0 million pursuant to the purchase option included in the master lease.
On October 27, 2023, we sold a building in Santa Monica, California for $17.2 million.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of September 30, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.1 million square feet. In total, the real estate projects were 94.0% leased and 92.3% occupied at September 30, 2023.
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
During the nine months ended September 30, 2023, we sold one retail property for $13.2 million, resulting in a gain on sale of $1.6 million.
On October 12, 2023, we acquired the fee interest under a portion of our Mercer on One (formerly known as Mercer Mall) property for $55.0 million pursuant to the purchase option included in the master lease.
On October 27, 2023, we sold a building in Santa Monica, California for $17.2 million.
Debt and Equity Transactions
For the three months ended September 30, 2023, we issued 95,013 common shares at a weighted average price per share of $103.69 for net cash proceeds of $9.7 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2023, we issued 152,047 common shares at a weighted average price per share of $106.67 for net cash proceeds of $15.9 million including paying $0.2 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $435.8 million in common shares under our ATM equity program as of September 30, 2023.
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
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $155 million and $7 million, respectively, for the nine months ended September 30, 2023, and $208 million and $8 million for the nine months ended September 30, 2022. We capitalized external and internal costs related to other property improvements of $66 million and $3 million, respectively, for the nine months ended September 30, 2023, and $76 million and $3 million, respectively, for the nine months ended September 30, 2022. We capitalized external and internal costs related to leasing activities of $13 million and $3 million, respectively, for the nine months ended September 30, 2023, and $14 million and $3 million, respectively, for the nine months ended September 30, 2022. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $7 million, $3 million, and $3 million, respectively, for the nine months ended September 30, 2023 and $8 million, $2 million, and $3 million, respectively, for the nine months ended September 30, 2022. Total capitalized costs were $247 million and $312 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in the last twelve months, and the 1.7% spread between our leased rate of 94.0% and our occupied rate of 92.3%. During 2023, we have seen an uptick in tenants filing for bankruptcy compared to the prior two years. As a result, approximately 250,000 square feet of anchor space became vacant during the third quarter. This will negatively impact our occupancy and net income in the short term, however, we expect to be able to re-lease the space at similar or better aggregate rents over the next several quarters, and we are actively in negotiations with replacement tenants. Additionally, the effects of high levels of inflation and rising interest rates continue to negatively impact our business with the largest current impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

The duration and severity of the current economic environment will depend on future developments, which are highly uncertain and cannot be fully predicted, however, we seek to position the Company to continue to participate in the resulting economic recovery.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 160,000 square feet of the office space is leased to two tenants, and approximately 8,000 square feet of retail space is pre-leased. The building is expected to cost between $185 million and $200 million, and began delivering in late September 2023.
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
At September 30, 2023, the leasable square feet in our properties was 94.0% leased and 92.3% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2023, we signed leases for a total of 565,000 square feet of retail space including 553,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis. New leases for comparable spaces were signed for 411,000 square feet, with an average rental increase of 13% on a cash basis. Renewals for comparable spaces were signed for 142,000 square feet at a 7% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $31.19 per square foot, of which $41.23 per square foot was for new leases and $2.21 per square foot was for renewals for the three months ended September 30, 2023.
For the nine months ended September 30, 2023, we signed leases for a total of 1,693,000 square feet of retail space including 1,634,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis. New leases for comparable spaces were signed for 781,000 square feet, with an average rental increase of 12% on a cash basis. Renewals for comparable spaces were signed for 852,000 square feet at a 8% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $28.61 per square foot, of which $57.43 per square foot was for new leases and $2.18 per square foot was for renewals for the nine months ended September 30, 2023.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period, excluding leases at properties sold during the quarter or under contract to be sold. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2023, all or a portion of 95 and 94 properties, respectively, were considered comparable properties and eight properties were considered non-comparable properties. For the three months ended September 30, 2023, one property was moved from comparable properties to non-comparable properties, four properties and two portions of properties were moved from acquisitions to comparable properties, and one property was removed from comparable properties, as it was sold; all compared to the designations as of December 31, 2022. For the nine months ended September 30, 2023, one property was moved from comparable properties to non-comparable properties, four properties and one portion of a property were moved from acquisitions to comparable properties, and one property was removed from comparable properties, as it was sold; all compared to the designations as of December 31, 2022. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$286,323	$273,179	$13,144	4.8%
Mortgage interest income	281	272	9	3.3%
Total property revenue	286,604	273,451	13,153	4.8%
Rental expenses	58,595	58,809	(214)	(0.4)%
Real estate taxes	33,045	32,803	242	0.7%
Total property expenses	91,640	91,612	28	—%
Property operating income (1)	194,964	181,839	13,125	7.2%
General and administrative expense	(13,149)	(13,100)	(49)	0.4%
Depreciation and amortization	(81,731)	(77,109)	(4,622)	6.0%
Gain on deconsolidation of VIE	—	70,374	(70,374)	(100.0)%
Gain on sale of real estate	—	29,723	(29,723)	(100.0)%
Operating income	100,084	191,727	(91,643)	(47.8)%
Other interest income	721	234	487	208.1%
Interest expense	(42,726)	(35,060)	(7,666)	21.9%
Income from partnerships	1,313	1,873	(560)	(29.9)%
Total other, net	(40,692)	(32,953)	(7,739)	23.5%
Net income	59,392	158,774	(99,382)	(62.6)%
Net income attributable to noncontrolling interests	(2,344)	(2,636)	292	(11.1)%
Net income attributable to the Trust	$57,048	$156,138	$(99,090)	(63.5)%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$100,084	$191,727
General and administrative	13,149	13,100
Depreciation and amortization	81,731	77,109
Gain on deconsolidation of VIE	—	(70,374)
Gain on sale of real estate	—	(29,723)
Property operating income	$194,964	$181,839

Property Revenues
Total property revenue increased $13.2 million, or 4.8%, to $286.6 million in the three months ended September 30, 2023 compared to $273.5 million in the three months ended September 30, 2022. The percentage occupied at our shopping centers was 92.3% and 92.1% at September 30, 2023 and 2022, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $13.1 million, or 4.8%, to $286.3 million in the three months ended September 30, 2023 compared to $273.2 million in the three months ended September 30, 2022 due primarily to the following:
•an increase of $7.8 million from comparable properties primarily related to a $2.8 million increase in recoveries from tenants, higher rental rates of $2.2 million, higher average occupancy of approximately $1.4 million, and a $1.1 million increase in termination fee income.
•an increase of $4.0 million from 2022 and 2023 acquisitions,
•an increase of $3.2 million from non-comparable properties primarily driven by occupancy increases at Darien Commons, Assembly Row Phase III, CocoWalk, and Pike & Rose Phase III, and
•an increase of $1.2 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property (see Note 3 to the consolidated financial statements for additional information, partially offset by
•a decrease of $3.5 million from property sales.
Property Expenses
Total property expenses were $91.6 million for both the three months ended September 30, 2023 and 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $0.2 million, or 0.4%, to $58.6 million in the three months ended September 30, 2023 compared to $58.8 million in the three months ended September 30, 2022. This decrease is primarily due to the following:
•a decrease of $1.5 million from property sales,
partially offset by
•an increase of $0.8 million from 2022 and 2023 acquisitions, and
•an increase of $0.6 million from comparable properties due primarily to an increase in insurance costs and an increase in management fees on higher revenues.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.5% in the three months ended September 30, 2023 from 21.5% in the three months ended September 30, 2022.
Real Estate Taxes
Real estate tax expense increased $0.2 million, or 0.7%, to $33.0 million in the three months ended September 30, 2023 compared to $32.8 million in the three months ended September 30, 2022. This increase is primarily due to the following:
•an increase of $1.0 million from comparable properties primarily due to higher assessments and
•an increase of $0.5 million from 2022 acquisitions,
partially offset by
•a decrease of $1.0 million from non-comparable properties due primarily to a successful tax appeal recorded during 2023, and
•a decrease of $0.3 million from property sales.
Property Operating Income
Property operating income increased $13.1 million, or 7.2%, to $195.0 million in the three months ended September 30, 2023 compared to $181.8 million in the three months ended September 30, 2022. This increase is primarily driven by higher rental rates and occupancy, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, Pike & Rose Phase III, and CocoWalk, the 2023 openings at Darien Commons and Huntington Shopping Center, termination fee income at comparable properties, and the reconsolidation of Escondido Promenade during the second quarter of 2023 when we gained control of the property, partially offset by 2022 property sales.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $4.6 million, or 6.0%, to $81.7 million in the three months ended September 30, 2023 from $77.1 million in the three months ended September 30, 2022. This increase is due primarily to the reconsolidation of Escondido Promenade during the second quarter of 2023, our investment in comparable properties, property acquisitions, and placing redevelopment properties into service, partially offset by 2022 property sales.
Gain on deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the three months ended September 30, 2022 is the result of the deconsolidation of Escondido Promenade during the third quarter of 2022.
Gain on sale of real estate
The $29.7 million gain on sale of real estate for the three months ended September 30, 2022 is due primarily to a net gain of $20.4 million related to the sales of one residential property (including an adjacent retail pad) and one retail property, and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center.
Operating Income
Operating income decreased $91.6 million, or 47.8%, to $100.1 million in the three months ended September 30, 2023 compared to $191.7 million in the three months ended September 30, 2022. This decrease is primarily driven by the prior year gain on the deconsolidation of a VIE, the prior year gain on sale of real estate, and 2022 property sales, partially offset by higher rental rates and occupancy, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, Pike & Rose Phase III, and CocoWalk, the 2023 openings at Darien Commons and Huntington Shopping Center, higher termination fee income at comparable properties, and the reconsolidation of Escondido Promenade during the third second quarter of 2023 when we gained control of the property.
Other
Other Interest Income
Other interest income increased $0.5 million to $0.7 million in the three months ended September 30, 2023 compared to $0.2 million in the three months ended September 30, 2022. This increase is primarily driven by higher interest earned due to higher interest rates on cash accounts.
Interest Expense
Interest expense increased $7.7 million, or 21.9%, to $42.7 million in the three months ended September 30, 2023 compared to $35.1 million in the three months ended September 30, 2022. This increase is due primarily to the following:
•an increase of $7.4 million due to a higher overall weighted average borrowing rate, and
•an increase of $1.6 million due to higher weighted average borrowings, partially offset by,
•an increase of $1.3 million in capitalized interest.
Gross interest costs were $48.7 million and $39.8 million in the three months ended September 30, 2023 and 2022, respectively. Capitalized interest was $6.0 million and $4.7 million for the three months ended September 30, 2023 and 2022, respectively.
Income from Partnerships
Income from partnerships decreased $0.6 million, or 29.9%, to $1.3 million in the three months ended September 30, 2023 compared to $1.9 million in the three months ended September 30, 2022. This decrease is primarily driven by lower income at our restaurant joint ventures largely attributable to forgiveness of certain loans in the prior year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$839,509	$793,516	$45,993	5.8%
Mortgage interest income	833	805	28	3.5%
Total property revenue	840,342	794,321	46,021	5.8%
Rental expenses	169,410	166,189	3,221	1.9%
Real estate taxes	97,992	94,628	3,364	3.6%
Total property expenses	267,402	260,817	6,585	2.5%
Property operating income (1)	572,940	533,504	39,436	7.4%
General and administrative expense	(37,607)	(39,046)	1,439	(3.7)%
Depreciation and amortization	(239,342)	(223,244)	(16,098)	7.2%
Gain on deconsolidation of VIE	—	70,374	(70,374)	(100.0)%
Gain on sale of real estate	1,702	29,723	(28,021)	(94.3)%
Operating income	297,693	371,311	(73,618)	(19.8)%
Other interest income	3,775	487	3,288	675.2%
Interest expense	(124,835)	(98,707)	(26,128)	26.5%
Income from partnerships	3,494	4,878	(1,384)	(28.4)%
Total other, net	(117,566)	(93,342)	(24,224)	26.0%
Net income	180,127	277,969	(97,842)	(35.2)%
Net income attributable to noncontrolling interests	(7,245)	(8,171)	926	(11.3)%
Net income attributable to the Trust	$172,882	$269,798	$(96,916)	(35.9)%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$297,693	$371,311
General and administrative	37,607	39,046
Depreciation and amortization	239,342	223,244
Gain on deconsolidation of VIE	—	(70,374)
Gain on sale of real estate	(1,702)	(29,723)
Property operating income	$572,940	$533,504

Property Revenues
Total property revenue increased $46.0 million, or 5.8%, to $840.3 million in the nine months ended September 30, 2023 compared to $794.3 million in the nine months ended September 30, 2022. The percentage occupied at our shopping centers was 92.3% and 92.1% at September 30, 2023 and 2022, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $46.0 million, or 5.8%, to $839.5 million in the nine months ended September 30, 2023 compared to $793.5 million in the nine months ended September 30, 2022 due primarily to the following:
•an increase of $23.3 million from 2022 and 2023 acquisitions,

•an increase of $17.6 million from comparable properties primarily related to higher rental rates of $12.2 million, higher average occupancy of approximately $4.5 million, a $4.3 million increase in recoveries from tenants, and a $1.0 million increase in specialty leasing income and parking income, partially offset by a $2.9 million decrease in termination fee income and a $1.5 million increase in collectibility related adjustments,
•an increase of $16.4 million from non-comparable properties primarily driven by occupancy increases at Assembly Row Phase III, Darien Commons, CocoWalk, and Pike & Rose Phase III, and
•an increase of $2.0 million from higher demand at our Pike & Rose hotel, partially offset by
•a decrease of $10.8 million from property sales, and
•a decrease of $2.9 million from Escondido Promenade, which was deconsolidated in the third quarter of 2022 and recorded as an equity method investment through May 2023. Effective May 26, 2023, we gained control and reconsolidated the property (see Note 3 to the consolidated financial statements for additional information).
Property Expenses
Total property expenses increased $6.6 million, or 2.5%, to $267.4 million in the nine months ended September 30, 2023 compared to $260.8 million in the nine months ended September 30, 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.2 million, or 1.9%, to $169.4 million in the nine months ended September 30, 2023 compared to $166.2 million in the nine months ended September 30, 2022 due primarily to the following:
•an increase of $4.2 million from 2022 acquisitions,
•an increase of $1.5 million from non-comparable properties driven by openings at Darien Commons, CocoWalk, and Assembly Row Phase III,
•an increase of $1.4 million from comparable properties due primarily to higher repairs and maintenance costs and other operating costs driven by inflationary impacts, higher insurance costs and utilities, and an increase in management fees on higher revenues, partially offset by lower snow removal costs, and
•an increase of $0.6 million increase in operating expenses at our Pike & Rose hotel as a result of higher occupancy, partially offset by
•a decrease of $4.2 million from property sales, and
•a decrease of $0.5 million from the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.2% in the nine months ended September 30, 2023 from 20.9% in the nine months ended September 30, 2022.
Real Estate Taxes
Real estate tax expense increased $3.4 million, or 3.6%, to $98.0 million in the nine months ended September 30, 2023 compared to $94.6 million in the nine months ended September 30, 2022. This increase is primarily due to the following:
•an increase of $3.4 million from 2022 acquisitions, and
•an increase of $2.0 million from comparable properties primarily due to successful tax appeals recorded during 2022 and higher assessments, partially offset by
•a decrease of $1.3 million from property sales, and
•a decrease of $0.4 million from non-comparable properties due primarily to a successful tax appeal recorded during 2023, partially offset by higher assessments and the opening of Assembly Row Phase III.
Property Operating Income
Property operating income increased $39.4 million, or 7.4%, to $572.9 million in the nine months ended September 30, 2023 compared to $533.5 million in the nine months ended September 30, 2022. This increase is primarily driven by higher rental rates and occupancy, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, Pike & Rose Phase III, and CocoWalk, and the 2023 openings at Darien Commons and Huntington Shopping Center, partially offset by 2022 property sales, lower termination fee income at comparable properties, and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
Other Operating
General and Administrative
General and administrative expense decreased $1.4 million, or 3.7%, to $37.6 million in the nine months ended September 30, 2023 compared to $39.0 million in the nine months ended September 30, 2022. This decrease is due primarily to higher amounts allocated to operations as a result of higher revenues, partially offset by higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $16.1 million, or 7.2%, to $239.3 million in the nine months ended September 30, 2023 from $223.2 million in the nine months ended September 30, 2022. This increase is due primarily to property acquisitions, our investment in comparable properties, placing redevelopment properties into service, Phase III openings at Pike & Rose and Assembly Row, partially offset by 2022 property sales and accelerated depreciation in 2022 as a result of redevelopment activities at Huntington Shopping Center.
Gain on deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the nine months ended September 30, 2022 is the result of the deconsolidation of Escondido Promenade during the third quarter of 2022.
Gain on Sale of Real Estate
The $1.7 million gain on sale of real estate for the nine months ended September 30, 2023 is due primarily to the sale of one retail property.
The $29.7 million gain on sale of real estate for the nine months ended September 30, 2022 is due primarily to a net gain of $20.4 million related to the sales of one residential property (including an adjacent retail pad) and one retail property, and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center.
Operating Income
Operating income decreased $73.6 million, or 19.8%, to $297.7 million in the nine months ended September 30, 2023 compared to $371.3 million in the nine months ended September 30, 2022. This decrease is primarily driven by the prior year gain on the deconsolidation of a VIE, lower gains on sale of real estate, 2022 property sales, lower termination fee income, and the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property, partially offset by higher rental rates and occupancy, 2022 and 2023 acquisitions, the 2022 openings at Assembly Row Phase III, Pike & Rose Phase III, and CocoWalk, and 2023 openings at Darien Commons and Huntington Shopping Center.
Other
Other Interest Income
Other interest income increased $3.3 million to $3.8 million in the nine months ended September 30, 2023 compared to $0.5 million in the nine months ended September 30, 2022. This increase is primarily driven by interest earned on the proceeds of our April 2023 senior unsecured note issuance until the June 1, 2023 payoff of our 2.75% senior unsecured notes and a higher interest rate earned on cash balances.
Interest Expense
Interest expense increased $26.1 million, or 26.5%, to $124.8 million in the nine months ended September 30, 2023 compared to $98.7 million in the nine months ended September 30, 2022. This increase is due primarily to the following:
•an increase of $21.0 million due to a higher overall weighted average borrowing rate, and
•an increase of $8.4 million due to higher weighted average borrowings, partially offset by
•an increase of $3.3 million in capitalized interest.

Gross interest costs were $142.0 million and $112.6 million in the nine months ended September 30, 2023 and 2022, respectively. Capitalized interest was $17.2 million and $13.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Income from Partnerships
Income from partnerships decreased $1.4 million, or (28.4)%, to $3.5 million in the nine months ended September 30, 2023 compared to $4.9 million in the nine months ended September 30, 2022. This decrease is primarily driven by lower income at our restaurant joint ventures largely attributable to higher forgiveness of certain loans in the prior year.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $0.9 million, or 11.3%, to $7.2 million in the nine months ended September 30, 2023 compared to $8.2 million in the nine months ended September 30, 2022. This decrease is due primarily to the deconsolidation of Escondido Promenade during the third quarter of 2022 through May 26, 2023, when we gained control and reconsolidated the property.
Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2023 were approximately $269.9 million). Remaining cash flow from operations after dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments), and regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
As of September 30, 2023, we had cash and cash equivalents of $98.2 million and $50.5 million outstanding on our $1.25 billion revolving credit facility. For the nine months ended September 30, 2023, the weighted average amount of borrowings outstanding on our revolving credit facility was $34.9 million, and the weighted average interest rate, before amortization of debt fees, was 5.7%. We also have the capacity to issue up to $435.8 million in common shares under our ATM equity program.
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
Our overall capital requirements for the remainder of 2023 will be impacted by the overall economic environment including impacts of inflation, higher interest rates, and a potential recession, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $180 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels slightly reduced from 2022 as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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

Summary of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$443,215	$409,293
Net cash used in investing activities	(288,638)	(670,151)
Net cash (used in) provided by financing activities	(148,134)	244,331
Increase (decrease) in cash, cash equivalents and restricted cash	6,443	(16,527)
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163
Cash, cash equivalents, and restricted cash at end of period	$102,791	$158,636

Net cash provided by operating activities increased $33.9 million to $443.2 million during the nine months ended September 30, 2023 from $409.3 million during the nine months ended September 30, 2022. The increase was primarily attributable to higher net income after adjusting for non-cash items and gains on sale of real estate, as well as higher collections related to year end recovery billings.
Net cash used in investing activities decreased $381.5 million to $288.6 million during the nine months ended September 30, 2023 from $670.2 million during the nine months ended September 30, 2022. The decrease was primarily attributable to:
•a $370.4 million decrease in acquisition of real estate due to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade (see Note 3 to the consolidated financial statements for additional information), as compared to 2022 acquisitions, and
•a $51.3 million decrease in capital expenditures and leasing costs, partially offset by
•a $54.1 million decrease in net proceeds from the sale of real estate primarily due to $12.6 million of net proceeds from the sale of one retail property during the nine months ended September 30, 2023, as compared to $66.7 million of net proceeds from the sale of one residential property (including an adjacent retail pad) and one retail property during the nine months ended September 30, 2022
Net cash provided by financing activities decreased $392.5 million to $148.1 million used during the nine months ended September 30, 2023 from $244.3 million provided during the nine months ended September 30, 2022. The decrease was primarily attributable to:
•a $276.4 million decrease in net proceeds from the issuance of common shares under our ATM program to $15.9 million of net proceeds during the nine months ended September 30, 2023, as compared to $292.3 million of net proceeds during the nine months ended September 30, 2022,
•$275.0 million from the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•a $216.5 million decrease in net borrowings on our revolving credit facility to $50.5 million of net borrowings during the during the nine months ended September 30, 2023, as compared to $267.0 million of net borrowings during the nine months ended September 30, 2022, and
•a $10.6 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, partially offset by
•$345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023,
•a $23.5 million decrease in distributions to and redemptions of noncontrolling interests primarily related to the July 2022 acquisition of the redeemable noncontrolling interest in the partnership that owns the Plaza El Segundo shopping center for $23.6 million, and
•the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2023:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2023	Stated Interest Rate as of September 30, 2023	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bell Gardens	Acquired	11,608	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (1)	56,450	53,978	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (2)	Acquired	30,132	Various	Various through 2029
Chelsea	Acquired	4,127	5.36%	January 15, 2031
Subtotal		319,945
Net unamortized debt issuance costs and premium		(1,444)
Total mortgages payable, net		318,501

Notes payable
Term loan (3) (5)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (3) (5)	(4)	50,500	SOFR + 0.775%	April 5, 2027
Various	7,749	2,503	Various	Various through 2059
Subtotal		653,003
Net unamortized debt issuance costs		(800)
Total notes payable, net		652,203

Senior notes and debentures (5)
Unsecured fixed rate
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,494,200
Net unamortized debt issuance costs and premium		(14,379)
Total senior notes and debentures, net		3,479,821

Total debt, net		$4,450,525
_____________________
(1)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on this mortgage loan at 3.67%. The reference rate for the mortgage loan and related interest rate swaps was amended from LIBOR to SOFR in May 2023. The amendment was effective for interest payments subsequent to July 1, 2023.
(2)The interest rates on these mortgages range from 3.91% to 5.00%.
(3)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR, and our term loan bears interest at Term SOFR as defined in the credit agreement, plus 0.10%, plus a spread, based on our current credit rating.
(4)The maximum amount drawn under our $1.25 billion revolving credit facility during the nine months ended September 30, 2023 was $80.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.7%.
(5)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2023, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2023:

	Unsecured		Secured	Total
	(In thousands)
2023	$301		$766	$1,067
2024	1,200,671	(1)	3,299	1,203,970
2025	418		47,630	48,048
2026	429,276		26,240	455,516
2027	565,537	(2)	178,278	743,815
Thereafter	1,951,000		63,732	2,014,732
	$4,147,203		$319,945	$4,467,148	(3)
__________________
(1)Our $600.0 million term loan matures on April 16, 2024, plus two one-year extensions at our option to April 16, 2026.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of September 30, 2023, there was $50.5 million outstanding under this credit facility.
(3)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2023.
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
As of September 30, 2023, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67%. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $39.0 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2023.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$59,392	$158,774	$180,127	$277,969
Net income attributable to noncontrolling interests	(2,344)	(2,636)	(7,245)	(8,171)
Gain on deconsolidation of VIE	—	(70,374)	—	(70,374)
Gain on sale of real estate	—	(29,723)	(1,702)	(29,723)
Depreciation and amortization of real estate assets	71,802	67,455	212,792	196,159
Amortization of initial direct costs of leases	8,116	7,454	23,468	19,129
Funds from operations	136,966	130,950	407,440	384,989
Dividends on preferred shares (1)	(1,875)	(1,875)	(5,625)	(5,625)
Income attributable to downREIT operating partnership units	693	704	2,074	2,111
Income attributable to unvested shares	(494)	(449)	(1,481)	(1,353)
Funds from operations available for common shareholders	$135,290	$129,330	$402,408	$380,122
Weighted average number of common shares, diluted (1)(2)	82,004	81,511	81,942	80,232

Funds from operations available for common shareholders, per diluted share (2)	$1.65	$1.59	$4.91	$4.74
_____________________
(1)For the three and nine months ended September 30, 2023 and 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for the three and nine months ended September 30, 2023.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2023, we had $3.8 billion of fixed-rate debt outstanding, including $54.0 million of mortgage payables for which the rate is effectively fixed by two interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $149.2 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $165.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2023, we had $650.5 million of variable rate debt outstanding (the principal balance on our unsecured term loan and $50.5 million outstanding on our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.5 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.5 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2023, we redeemed 1,600 downREIT operating partnership units for common shares.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

November 2, 2023	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

November 2, 2023	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)