Form 10-K
period 2023-12-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2024-02-12
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Federal Realty Investment Trust    ☒  Yes    ☐  No
Federal Realty OP LP            ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Federal Realty Investment Trust
Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
Federal Realty OP LP
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
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
Federal Realty Investment Trust    ☐  Yes    ☒  No
Federal Realty OP LP            ☐  Yes    ☒  No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2023:
Federal Realty Investment Trust: $7.9 billion
Federal Realty OP LP: N/A

The number of Federal Realty Investment Trust's common shares outstanding on February 7, 2024 was 82,989,879.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Federal Realty Investment Trust’s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") for its annual meeting of shareholders to be held in May 2024 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of December 31, 2023, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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
Shareholders' equity, partner capital, and non-controlling interests are the primary areas of difference between the Consolidated Financial Statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent, and may in the future include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and in non-controlling interests in the Parent Company’s financial statements.
The Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have assets other than its investment in the Operating Partnership. Therefore, while shareholders’ equity and partners' capital differ as discussed above, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements.
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
FISCAL YEAR ENDED DECEMBER 31, 2023

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
ITEM 1.    BUSINESS
General
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially off of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.0 million commercial square feet. In total, the real estate projects were 94.2% leased and 92.2% occupied at December 31, 2023. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 56 consecutive years.
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
Our portfolio includes, and we continue to acquire and redevelop, high quality retail in many formats ranging from regional, community and neighborhood shopping centers that often are anchored by grocery stores to mixed-use properties that are typically centered around a retail component but also include residential, office, and/or hotel components.
Operating Strategies
We continuously evaluate and assess our operating strategies to ensure they are effective and put us in the best position to address changes in the market. We actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing less relevant, weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has generally enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:
•increasing rental rates through the negotiation of contractual rental increases during the term of the lease, the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time;
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
◦the sale of our equity or debt securities through public offerings, including our at-the-market ("ATM") equity program in which we may from time to time offer and sell common shares including through forward sales contracts, or private placements,
◦the incurrence of indebtedness through unsecured or secured borrowings including exchangeable debt,

◦the issuance of units in our operating partnership (generally issued in exchange for a tax deferred contribution of property); these units typically receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or common shares at our option, or
◦the use of joint venture arrangements.
Human Capital
At February 7, 2024, we had 297 full-time employees and 7 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
General Economic Conditions
The heightened levels of inflation, higher interest rates, and the potentially worsening of economic conditions presents risks for our business and our tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions, as well as public health concerns, may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the closing of stores prior to the end of the lease term or the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Over the past several years, we have seen higher levels of anchor turnover and closings in some markets, which has caused an oversupply of larger retail spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income. As of December 31, 2023, our anchor tenant space is 96.0% leased and 93.9% occupied.

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
As of December 31, 2023, our tenants operated in 12 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2023, we held 19 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2023, we owned an interest in the hotel component of Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2023, we held the controlling interests in all of our existing co-investments (except the hotel investment discussed above, the investment in the La Alameda shopping center acquired in 2017, and the investment in the Chandler Festival and Chandler Gateway shopping centers acquired in 2022), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Natural disasters, climate change and health crises, could have an adverse impact on our cash flow and operating results.
Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions, impact the availability of natural resources, and create additional uncertainty as to future trends and exposures. Certain of our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires.  The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, impact the availability of water and other natural resources, and negatively impact the tenant demand for space.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.
In addition, our business is subject to risks related to the effects of public health crises, epidemics, and pandemics. Such events could:
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
Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the impact of stay-at-home and other government orders instituted in response to a public health concern, which may vary by jurisdiction, or a public health concerns' short and long term economic effects, each of which could have a material adverse effect on our business.

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
As of December 31, 2023, we had approximately $4.6 billion of debt outstanding. Of that outstanding debt, approximately $519.1 million was secured by all or a portion of 8 of our real estate projects. As of December 31, 2023, approximately 87.0% of our debt is fixed rate or is fixed via interest rate swap agreements, which includes all of our property secured debt and our unsecured senior notes. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:
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
As of December 31, 2023, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Of our $4.6 billion of debt outstanding as of December 31, 2023, approximately $853.6 million bears interest at a variable rate, of which, $600.0 million is our unsecured term loan that bears interest at a variable rate of SOFR plus 85 basis points plus 0.10%. The remaining $253.6 million is comprised of a $200.0 million mortgage payable that bears interest at a variable rate of SOFR plus 95 basis points, which is effectively fixed by three interest rate swap agreements through the initial maturity date, and $53.6 million in mortgages payable that bear interest at a variable rate of SOFR plus 195 basis points and are effectively fixed by two interest rate swap agreements. We also have a $1.25 billion revolving credit facility, on which no balance was outstanding at December 31, 2023, that bears interest at SOFR plus 77.5 basis points, plus 0.10%. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. These and similar hedging arrangements involve risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex, and there can be no assurance that our hedging activities will be completely effective at insulating us from risks associated with interest rate fluctuations.
Additionally, in connection with our offering in January 2024 of 3.25% Exchangeable Senior Notes due 2029, we have entered into capped call transactions with certain option counterparties. The capped call transactions cover, subject to customary adjustments, the number of common shares initially underlying the notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon any exchange of notes and/or offset any cash payments we are required to make in excess of the principal amount of exchanged notes, as the case may be, with such reduction and/or offset subject to a cap. The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have resulted in the actual or perceived failure or financial difficulties of certain financial institutions and could adversely impact the option counterparties’ performance under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to the termination amount at that time as determined pursuant to the capped call documentation with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of the common shares. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to the common shares. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
We face risks relating to cyber threats that could cause loss of confidential information and other business disruptions.
We rely extensively on information technology systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity incidents. These could include attempts to gain unauthorized access to our data and computer systems as well as attacks on third party's information technology systems that we rely on to provide important information technology services relating to key business functions, such as payroll. Cyber attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. A cyber attack could compromise the confidential information of our employees, tenants, and vendors. A successful attack could adversely affect our business operations, results of operations, or financial condition by, among other things, disrupting our collection of revenue, interfering with our ability to satisfy our financial obligations by restricting access to our assets, or causing inaccuracies in our financial reporting. We employ a number of measures to prevent, detect, and mitigate these threats, which include password encryption, multi-factor authentication, frequent password change events, firewall detection systems, anti-virus software in-place, frequent backups, a redundant data system for core applications, and penetration testing; however, there is no guarantee such efforts will be successful in preventing a material cybersecurity incident.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBER SECURITY
Please see Item 7. "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Cyber Security" for discussion regarding the cyber security policies of the Company.
ITEM 2.    PROPERTIES
General
As of December 31, 2023, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.0 million commercial square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2023 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2023, we had approximately 3,300 commercial leases and 3,100 residential leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.7% of our annualized base rent as of December 31, 2023. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing has not been and will not be significant, however, multiple filings by a number of tenants could have a significant impact.

Geographic Diversification
Our 102 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2023.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	21	6,376,000	24.5%
Maryland	17	4,471,000	17.2%
Virginia	19	4,092,000	15.7%
Pennsylvania	9	1,853,000	7.1%
Massachusetts	7	2,230,000	8.6%
New Jersey	7	1,890,000	7.3%
New York	7	1,426,000	5.5%
Florida	4	1,287,000	4.9%
Illinois	4	799,000	3.1%
Arizona	2	947,000	3.6%
Connecticut	3	398,000	1.5%
Michigan	1	216,000	0.8%
District of Columbia	1	54,000	0.2%
Total	102	26,039,000	100.0%
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2023, represented approximately 9.7% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2023 for each of the 10 years beginning with 2024 and after 2033 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2023.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2024	1,881,000	8%	$54,591,000	7%
2025	3,400,000	14%	90,760,000	12%
2026	2,118,000	9%	73,469,000	10%
2027	3,003,000	12%	103,735,000	14%
2028	2,689,000	11%	88,072,000	11%
2029	2,942,000	12%	93,294,000	12%
2030	1,165,000	5%	35,242,000	5%
2031	1,165,000	5%	38,993,000	5%
2032	2,228,000	9%	75,410,000	10%
2033	1,374,000	6%	44,473,000	6%
Thereafter	2,049,000	9%	60,832,000	8%
Total	24,014,000	100%	$758,871,000	100%
During 2023, we signed leases for a total of 2,091,000 square feet of retail space including 2,027,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis. New leases for comparable spaces were signed for 1,016,000 square feet at an average rental increase of 13% on a cash basis. Renewals for comparable spaces were signed for 1,011,000 square feet at an average rental increase of 8% on a cash basis. Tenant improvements and incentives for comparable spaces were $29.84 per square foot, of which, $56.95 per square foot was for new leases and $2.60 per square foot was for renewals in 2023.
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
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period, excluding leases at properties sold or under contract to be sold. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
Historically, we have executed comparable space leases for 1.4 to 2.0 million square feet of retail space each year and expect the volume for 2024 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. The current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2023. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Arizona
Camelback Colonnade Phoenix, AZ 85016(4)	1977, 2019	2021	642,000	$18.47	90%	Fry's Food & Drug Marshalls Nordstrom Last Chance Best Buy Floor & Décor
Chandler Festival Chandler, AZ 85224(5)(6)	2000	2022	355,000	$18.20	89%	Ross Dress for Less Nordstrom Rack TJ Maxx Ulta
Chandler Gateway Chandler, AZ 85226(5)(6)	2001	2022	262,000	$11.15	100%	Walmart Hobby Lobby Petco
Hilton Village Scottsdale, AZ 85250(4)(7)	1982, 1989	2021/2022	305,000	33.92	94%	CVS Houston's
California
Azalea South Gate, CA 90280(4)(6)	2014	2017	226,000	$30.13	100%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(6)(7)	1990, 2003, 2006	2017/2018	330,000	$23.74	97%	Food 4 Less Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(7)	1905-1988	1998	42,000	$59.98	73%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	239,000	$35.49	85%	Sprouts Total Wine & More Alamo Ace Hardware
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	440,000	$20.45	100%	Pak-N-Save Target Home Depot Nordstrom Rack Ulta Michaels
Escondido Promenade Escondido, CA 92029	1987	1996/2010	298,000	$30.47	98%	TJ Maxx Dick's Sporting Goods Ross Dress for Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(4)	1948, 1975	2017	71,000	$33.57	81%	CB2 Ingram Book Group Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(7)	2020	2018	114,000	$31.21	96%	Smart & Final Nike Blink Fitness Ross Dress for Less
Grossmont Center La Mesa, CA 91942(4)	1961, 1963, 1982-1983, 2002	2021	877,000	$14.75	97%	Target Walmart Barnes & Noble Macy's CVS
Hastings Ranch Plaza Pasadena, CA 91107(7)	1958, 1984, 2006, 2007	2017	273,000	$9.15	100%	Marshalls HomeGoods CVS
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	181,000	$36.58	86%	Target Marshalls L.A. Fitness CVS
Kings Court Los Gatos, CA 95032(7)(8)	1960	1998	81,000	$44.45	98%	Lunardi's CVS

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
La Alameda Walnut Park, CA 90255(5)(6)(7)	2008	2017	245,000	$27.86	95%	Marshalls Ross Dress for Less CVS Petco
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$45.15	85%	Anthropologie Sephora Arhaus Furniture Teleferic Barcelona
Olivo at Mission Hills Mission Hills, CA 91345(4)	2018	2017	156,000	$34.13	100%	Target 24 Hour Fitness Ross Dress for Less Ulta
Plaza Del Sol South El Monte, CA 91733(4)	2009	2017	48,000	$24.07	96%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245 (6)	2006-2007, 2016	2011/2013	502,000	$48.97	98%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(7)(8)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	213,000	$17.46	100%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(7)(10)	2002, 2009, 2016, 2020	1997	1,206,000	$57.98	99%	Crate & Barrel Container Store H&M Best Buy Splunk Net App Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	97%
Sylmar Towne Center Sylmar, CA 91342(4)	1973	2017	148,000	$17.89	93%	Food 4 Less CVS
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	185,000	$81.93	69%	adidas John Reed Fitness Multiple Restaurants
Westgate Center San Jose, CA 95129	1960-1966	2004	648,000	$20.26	91%	Target Nordstrom Rack Nike Factory TJ Maxx Ross Dress for Less
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	264,000	$15.20	88%	Stop & Shop TJ Maxx Burlington
Darien Commons Darien, CT 06820	1920-2009, 2023	2013/2018	99,000	$46.87	92%	Equinox Walgreens Multiple Restaurants
Darien Commons Residential Darien, CT 06820	2022	2013/2018	124 units	N/A	98%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$96.19	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	54,000	$28.43	100%	Marshalls Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(4)(11)	1990/1994, 1922-1973, 2018-2021	2015-2017	277,000	$46.70	100%	Cinepolis Theaters Youfit Health Club Multiple Restaurants
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$24.35	98%	Winn Dixie CVS L.A. Fitness
Shops at Pembroke Gardens Pembroke Pines, FL 33027	2007	2022	392,000	$32.43	94%	Nike Factory Old Navy DSW Barnes & Noble
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	431,000	$28.08	99%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.72	96%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	281,000	$20.35	53%	Michaels Five Below Portillo's
Garden Market Western Springs, IL 60558	1958	1994	139,000	$14.92	96%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$22.14	95%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(6)(7)	1945-1991 2001, 2008	1993-2006/ 2008/2010	529,000	$58.78	92%	Giant Food Apple Equinox Anthropologie Nike Live Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814 (6)	2008	1993	180 units	N/A	95%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	325,000	$42.82	89%	The Fresh Market Ulta Barnes & Noble Container Store Buy Buy Baby
Congressional Plaza Residential Rockville, MD 20852(4)	2003, 2016	1965	194 units	N/A	99%
Courthouse Center Rockville, MD 20852	1975	1997	37,000	$26.15	73%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$37.26	93%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$31.06	97%	Marshalls Ross Dress for Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$20.42	100%	Aldi Dick's Sporting Goods Ross Dress for Less Petco Bob's Discount Furniture
Laurel Laurel, MD 20707	1956	1986	364,000	$24.36	96%	Giant Food Marshalls L.A. Fitness HomeGoods
Montrose Crossing Rockville, MD 20852	1960-1979, 1996, 2011	2011/2013	369,000	$34.33	99%	Giant Food Marshalls Home Depot Design Center Old Navy Burlington
Perring Plaza Baltimore, MD 21134	1963	1985	397,000	$17.29	88%	Home Depot Dick's Sporting Goods Micro Center
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014, 2018, 2020	1982/2007/ 2012	792,000	$45.07	100%	Porsche Uniqlo REI H&M L.L. Bean Choice Hotels Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852	2014, 2016, 2018	1982/2007	765 units	N/A	95%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$33.97	93%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(7)	1975	1993	271,000	$26.22	81%	Aldi HomeGoods L.A. Fitness Staples

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
THE AVENUE at White Marsh Baltimore, MD 21236(8)	1997	2007	315,000	$29.08	96%	AMC Ulta Old Navy Nike
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	33,000	$54.10	100%
White Marsh Other Baltimore, MD 21236	1985	2007	56,000	$36.87	87%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$24.09	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	88,000	$106.73	100%	Balducci's CVS Multiple Restaurants
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014, 2018, 2021	2005-2011/ 2013	1,212,000	$39.63	96%	Trader Joe's TJ Maxx AMC Nike PUMA Multiple Restaurants
Assembly Row Residential Somerville, MA 02145	2018, 2021	2005-2011	947 units	N/A	95%
Campus Plaza Bridgewater, MA 02324	1970	2004	114,000	$17.94	94%	Roche Bros. Burlington Five Below
Chelsea Commons Chelsea, MA 02150(6)	1962,1969, 2008	2006-2008	230,000	$14.79	100%	Home Depot Planet Fitness CVS Burlington
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	253,000	$22.39	91%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	224,000	$50.81	98%	Roche Bros. CVS Multiple Restaurants
			7 units	N/A	86%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$17.22	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$20.55	99%	Big Y Foods TJ Maxx HomeGoods
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	216,000	$13.43	78%	Kroger Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(7)	1958	1989	407,000	$22.39	94%	Trader Joe's AMC HomeGoods Ulta Burlington
Brook 35 Sea Grit, NJ 08750(4)(6)(8)	1986, 2004	2014	98,000	$39.97	89%	Banana Republic Gap Williams-Sonoma
Ellisburg Cherry Hill, NJ 08034	1959	1992	260,000	$17.83	98%	Whole Foods Five Below RH Outlet Buy Buy Baby
Hoboken Hoboken, NJ 07030(4)(6)(12)	1887-2006	2019/2020/2022	171,000	$58.81	99%	Nike Live CVS New York Sports Club Sephora Multiple Restaurants
			129 units	N/A	100%
Mercer on One (formerly Mercer Mall) Lawrenceville, NJ 08648(7)	1975	2003/2017/2023	551,000	$27.13	94%	Shop Rite Nike Ross Dress for Less Nordstrom Rack REI Tesla
The Grove at Shrewsbury Shrewsbury, NJ 07702(4)(6)(8)	1988, 1993 & 2007	2014	193,000	$50.98	95%	Lululemon Anthropologie Pottery Barn Williams-Sonoma

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	210,000	$23.07	98%	Target L.A. Fitness Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	408,000	$39.96	98%	Island of Gold AMC Kohl's Planet Fitness
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$42.72	91%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	103,000	$19.14	79%	Greenlawn Farms Planet Fitness
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$26.83	94%	Shop Rite TJ Maxx Five Below
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	138,000	$34.47	91%	Petsmart Michaels REI Ulta
Huntington Square East Northport, NY 11731	1980, 2007	2010/2023	243,000	$22.82	98%	Barnes & Noble At Home AMC
Melville Mall Huntington, NY 11747(7)	1974	2006	253,000	$29.83	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Macy's Backstage Public Lands
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	270,000	$14.99	87%	Acme Markets TJ Maxx Kohl's L.A. Fitness Five Below
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	174,000	$37.04	97%	Acme Markets Michaels L.A. Fitness
Bala Cynwyd Residential Bala Cynwyd, PA 19004	2020	1993	87 units	N/A	97%
Flourtown Flourtown, PA 19031	1957	1980	158,000	$22.42	96%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(7)	1958	1980	126,000	$19.28	99%	Giant Food AutoZone
Langhorne Square Levittown, PA 19056	1966	1985	223,000	$18.89	99%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	357,000	$24.39	97%	Acme Markets TJ Maxx HomeGoods Barnes & Noble Lankenau Medical Center
Northeast Philadelphia, PA 19114	1959	1983	214,000	$22.61	81%	Marshalls Ulta Skechers Crunch Fitness
Willow Grove Willow Grove, PA 19090	1953	1984	85,000	$24.20	98%	Marshalls Five Below
Wynnewood Wynnewood, PA 19096	1948	1996	246,000	$32.09	76%	Giant Food Old Navy DSW
			9 units	N/A	100%
Virginia
29th Place Charlottesville, VA 22091	1975-2001	2007	168,000	$20.61	98%	HomeGoods DSW Staples
Barcroft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$29.25	100%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	495,000	$28.55	88%	Harris Teeter Kroger Anthropologie Old Navy Ulta Michaels

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Birch & Broad Falls Church, VA 22046	1960/1962	1967/1972	144,000	$38.63	100%	Giant Food CVS Staples
Chesterbrook McLean, VA 22101(4)	1967	2021	89,000	$27.01	81%	Safeway Starbucks
Fairfax Junction Fairfax, VA 22030(8)	1981, 1986, 2000	2019/2020	124,000	$25.80	94%	Aldi CVS Planet Fitness
Graham Park Plaza Falls Church, VA 22042	1971	1983	133,000	$38.92	90%	Giant Food
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$48.18	98%	Whole Foods
Kingstowne Towne Center Kingstowne, VA 22315	1996, 2001, 2006	2022	410,000	$27.67	99%	Giant Food Safeway TJ Maxx HomeGoods Five Below Ross Dress for Less
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(8)	1966, 1972,1987 & 2001	2003/2006/2021	565,000	$20.79	98%	Shoppers Food Warehouse TJ Maxx Home Depot Old Navy Petsmart
Old Keene Mill Springfield, VA 22152	1968	1976	90,000	$45.90	95%	Walgreens Planet Fitness
Pan Am Fairfax, VA 22031	1979	1993	228,000	$24.49	91%	Safeway Micro Center CVS Michaels
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	172,000	$48.28	97%	Lidl TJ Maxx DSW Ulta
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$28.45	97%	L.A. Mart Total Wine & More Talbots
Twinbrooke Shopping Centre Fairfax, VA 22032	1977	2021	101,000	$27.40	93%	Safeway Walgreens
Tyson's Station Falls Church, VA 22043	1954	1978	48,000	$51.36	88%	Trader Joe's
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	267,000	$40.95	88%	Harris Teeter CVS AMC Multiple Restaurants
Westpost Arlington, VA 22202	2001-2002	1998/2010	298,000	$32.74	99%	Harris Teeter Target TJ Maxx Ulta Walgreens DSW
Willow Lawn Richmond, VA 23230	1957	1983	462,000	$22.46	99%	Kroger Old Navy Ross Dress for Less Gold's Gym Dick's Sporting Goods Ulta
Total — Commercial (9)			26,039,000	$31.60	94%
Total —Residential			3,104 units		96%
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
(8)We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

(9)Aggregate information is calculated on a GLA weighted-average basis, excluding Chandler Festival, Chandler Gateway, and La Alameda, which are all unconsolidated properties at December 31, 2023.
(10)Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(11)This property includes interests in four nearby buildings.
(12)This property includes 40 buildings primarily along Washington Street and 14th Street in Hoboken, New Jersey.

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

	Price Per Share		Dividends Declared Per Share
	High	Low
2023
Fourth quarter	$107.61	$85.59	$1.090
Third quarter	$104.58	$89.90	$1.090
Second quarter	$100.67	$85.27	$1.080
First quarter	$115.08	$90.44	$1.080
2022
Fourth quarter	$112.34	$87.79	$1.080
Third quarter	$113.61	$86.43	$1.080
Second quarter	$128.13	$92.02	$1.070
First quarter	$140.51	$113.10	$1.070
On February 7, 2024, there were 2,034 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 56 consecutive years.
Our total annual dividends paid per common share for 2023 and 2022 were $4.33 per share and $4.29 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2024 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2023	2022
Ordinary dividend	$3.551	$3.518
Capital gain	0.130	0.772
Return of capital	0.649	—
	$4.330	$4.290
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2018, and ending December 31, 2023, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$225
$200
$175
$150
$125
$100
$75
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2023, we did not issue any common shares in connection with the redemption of downREIT operating partnership units. Any equity securities sold by us during 2023 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2023, 5,930 restricted common shares were forfeited by former employees.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

ITEM 6.    RESERVED
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 8, 2023.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.0 million commercial square feet. In total, the real estate projects were 94.2% leased and 92.2% occupied at December 31, 2023. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 56 consecutive years.
General Economic Conditions
The heightened levels of inflation, higher interest rates, and the potentially worsening of economic conditions presents risks for our business and our tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to improve our financial position and maximize our liquidity will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
Additional discussion of the impact of current economic conditions on our results and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.
Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities. We have aligned our program and efforts with the United Nations Sustainable Development Goals, as described in our ESG Policy and our 2022 Environmental Social and Governance Report, which are provided only for informational purposes on our website and not incorporated by reference herein.
We are committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization and have established greenhouse gas (GHG) emissions reduction targets in accordance with the Science-Based Targets initiative as well as energy reduction targets. To achieve these targets, we are actively addressing energy efficiency projects on site such as upgrading to LED lighting, procuring green energy, reducing electric consumption, and increasing our onsite solar generation capacity. We have installed on-site solar systems at 26 of our properties with a capacity of 14 MW with more projects actively in progress. We also installed electric vehicle car charging stations in numerous properties throughout our portfolio. We currently have over 400 charging stations in operation with more under construction.
We also understand that we face risks presented by climate change and are working to evaluate our risk exposure. In our 2022 Sustainability report, we provided a disclosure pursuant to the Task Force on Climate Related Financial Disclosure and we intend to provide that disclosure annually.
We are also highly committed to our employees and fostering a work environment that promotes growth, development and personal well-being. Our four core values are accountability, excellence, innovation and integrity and we seek to attract and retain talented professionals who embrace those values. All of our efforts with respect to corporate responsibility are overseen by our Board of Trustees.
Our development activities have been heavily focused on owning, developing and operating properties that are certified under the U.S. Green Building Council’s® (“USGBC”) Leadership in Energy and Environmental Design™ (LEED®) rating system which serves as a third-party verification that a building or community was designed and built to mitigate its environmental footprint. We currently have 21 LEED certified buildings and our Pike & Rose project has achieved LEED for Neighborhood Development Stage 3 Gold certification.
Cyber Security
Our chief information officer, who has over 30 years of experience in managing information systems for real estate companies, heads our internal team of technology professionals who are responsible for managing our cybersecurity risks, which includes identifying our primary areas of risk, establishing processes, procedures, and systems to mitigate those risks and identifying and remediating any breaches that may occur. Cybersecurity risk management falls under our general counsel as part of our overall risk management program, which is ultimately overseen by the Audit Committee of the Board of Trustees. Our team is supported by a third party company that we have retained to act as our chief information security officer based on the third party company's experience in preventing cybersecurity incidents, advising clients about appropriate cybersecurity procedures and processes, and assessing the integrity of those procedures and processes. The assessment and management of our cybersecurity risks covers all of our internal systems as well as the systems of third parties who maintain our data.
We rely on our management team's experience in risk management, in consultation with our third party advisor, to appropriately address cybersecurity threats. As part of our processes to manage risks from cybersecurity threats, we have developed and enforce company-wide policies related to password encryption, strength and expiration, we require multi-factor authentication where appropriate, and we conduct regular employee training about our policies and cybersecurity threats. We make use of firewalls, anti-virus software, backups, redundancies, regular penetration testing, and our systems monitor and flag irregularities in how our information systems are accessed or used. Any known cybersecurity incidents would be reported by our chief information officer to our general counsel and disclosure committee for evaluation and remediation, and for a determination of how we might develop further security systems and procedures to address evolving cybersecurity threats. Management provides written and verbal updates to the Audit Committee at least quarterly identifying our primary areas of risk, actions taken or planned to be taken to mitigate those risks, and specific activities undertaken during the quarter, including employee training and the results of that training. Management would also provide updates to seek oversight from the Audit Committee on an ad hoc basis in connection with any material cybersecurity incident, should one occur.
We have not experienced any cybersecurity incident that has had a material impact on our business strategy, results of operations, or financial condition. For more information, see Item 1A. Risk Factors ("We face risks relating to cybersecurity threats that could cause loss of confidential information and other business distributions").
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
Collectibility of Lease Income
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $11.3 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
Our collectibility related adjustments for the years ended December 31, 2023 and 2022 resulted in a decrease to rental income of $0.4 million and an increase to rental income of $4.1 million, respectively. As of December 31, 2023 and 2022, the revenue from approximately 28% and 31% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2023 and 2022, our straight-line rent receivables balance was $138.4 million and $126.6 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
During 2022 and 2023, we acquired properties included in our consolidated financial statements with a total purchase price of $509.1 million. $3.4 million, or 1% of the total purchase price was allocated to above market lease assets and $39.9 million, or 8% was allocated to below market lease liabilities. If the amounts allocated in 2022 and 2023 to below market lease liabilities and building assets were each reduced by 5% of the total purchase price, annual below market lease liability amortization increasing rental income would decrease by approximately $2.2 million (using the weighted average life of below market liabilities at each respective acquired property) and annual depreciation expense would decrease by approximately $0.7 million (using a depreciable life of 35 years).
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
2023 Acquisitions and Dispositions
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
On October 12, 2023, we acquired the fee interest under a portion of our Mercer on One (formerly Mercer Mall) shopping center for $55.0 million pursuant to the purchase option included in the master lease. As a result of this transaction, "finance lease right of use assets, net" of $37.8 million were allocated to "operating real estate" and "finance lease liabilities" decreased by $55.0 million.
During the year ended December 31, 2023, we sold one retail property and one portion of a property for sales prices totaling $30.4 million, resulting in net gains totaling approximately $9.7 million.
2023 Significant Debt and Equity Transactions
For the three months ended December 31, 2023, we sold 1,220,842 common shares (of which, 62,895 settled on January 2, 2024) at a weighted average price per share of $101.30 for net cash proceeds of $122.4 million including paying $1.2 million in commissions and $0.1 million in additional operating expenses related to the sales of these common shares. For the year ended December 31, 2023, we sold 1,372,889 common shares (of which, 62,895 settled on January 2, 2024) at a weighted average price per share of $101.89 for net cash proceeds of $138.3 million including paying $1.4 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2023, we had the capacity to issue up to $312.1 million in common shares under our ATM equity program.
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
On December 28, 2023, one of our wholly-owned subsidiaries entered into a $200.0 million mortgage loan, which bears interest at SOFR, plus a 95 basis point spread, matures on December 28, 2025, plus two one-year extensions, at our option, and is secured by our Bethesda Row property. The interest rate is effectively fixed at 5.03% through the initial maturity date, as a result of three interest rate swap agreements. Our net proceeds were $199.1 million, after debt issuance costs. Our subsidiary's obligations under the mortgage loan are guaranteed by the Operating Partnership.
2024 Significant Debt Transactions
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes (the “Notes”) that mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. On or after July 15, 2028, the Notes will be exchangeable for cash up to the principal amount of the Notes and, if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $122.80 per common share). Net proceeds after the initial purchaser’s discount and estimated offering costs were approximately $471 million.
In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, which represents a premium of approximately 40% over the last reported sale price of our common shares of $102.33 on the New York Stock Exchange on January 8, 2024, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Notes were used to pay the capped call premium of $19.4 million, which will be recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
On January 16, 2024, we repaid the $600.0 million 3.95% senior unsecured notes at maturity.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $183 million and $10 million, respectively, for 2023 and $278 million and $11 million, respectively, for 2022. We capitalized external and internal costs related to other property improvements of $91 million and $4 million, respectively, for 2023 and $111 million and $4 million, respectively, for 2022. We capitalized external and internal costs related to leasing activities of $20 million and $3 million, respectively, for 2023 and $18 million and $4 million, respectively, for 2022. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $9 million, $4 million, and $3 million, respectively, for 2023 and $10 million, $3 million, and $4 million, respectively, for 2022. Total capitalized costs were $312 million for 2023 and $425 million for 2022, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
Although general economic impacts of elevated levels of inflation and rising interest rates are impacting us in the short-term, our long-term focus has not changed.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.0 million square feet of comparable space leasing we've completed in 2023, and the 2.0% spread between our leased rate of 94.2% and our occupied rate of 92.2%. During 2023, we have seen an uptick in tenants filing for bankruptcy compared to the prior two years. As a result, approximately 290,000 square feet of anchor space became vacant during the second half of 2023, of which, approximately 38,000 is leased to a replacement tenant. This will negatively impact our occupancy and net income in the short term, however, we expect to be able to re-lease the space at similar or better aggregate rents over the next several quarters, and we are actively in negotiations with replacement tenants. Additionally, the effects of high levels of inflation and rising interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2023, no single tenant accounted for more than 2.7% of annualized base rent.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 172,000 square feet of the office space is leased to two tenants, and approximately 8,000 square feet of retail is leased. The building is expected to cost between $185 million and $200 million, and began delivering in late September 2023. As of December 31, 2023, approximately 109,000 square feet of office space is open.
•Construction on Santana West includes an eight story 376,000 square foot office building, which is expected to cost between $315 million and $330 million. Approximately 29,000 square feet of space is leased as of December 31, 2023.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $321 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of broader, as well as local, economic conditions, inflation, higher interest rates, and higher operating costs.
The development of future phases of Assembly Row, Pike & Rose, Santana Row, and other properties will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
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
At December 31, 2023, the leasable commercial square feet in our properties was 94.2% leased and 92.2% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2023 and the comparison of 2023 and 2022, all or a portion of 94 properties, were considered comparable properties and eight were considered non-comparable properties. For the year ended December 31, 2023, one property was moved from comparable properties to non-comparable properties, four properties and one portion of a property were moved from acquisitions to comparable properties, and one property and one portion of a property were removed from comparable properties, as they were sold, compared to the designations as of December 31, 2022. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022

			Change
	2023	2022	Dollars	%
	(Dollar amounts in thousands)
Rental income	$1,131,041	$1,073,292	$57,749	5.4%
Mortgage interest income	1,113	1,086	27	2.5%
Total property revenue	1,132,154	1,074,378	57,776	5.4%
Rental expenses	231,666	228,958	2,708	1.2%
Real estate taxes	131,429	127,824	3,605	2.8%
Total property expenses	363,095	356,782	6,313	1.8%
Property operating income (1)	769,059	717,596	51,463	7.2%
General and administrative expense	(50,707)	(52,636)	1,929	(3.7)%
Depreciation and amortization	(321,763)	(302,409)	(19,354)	6.4%
Gain on deconsolidation of VIE	—	70,374	(70,374)	(100.0)%
Gain on sale of real estate	9,881	93,483	(83,602)	(89.4)%
Operating income	406,470	526,408	(119,938)	(22.8)%
Other interest income	4,687	1,072	3,615	337.2%
Interest expense	(167,809)	(136,989)	(30,820)	22.5%
Income from partnerships	3,869	5,170	(1,301)	(25.2)%
Total other, net	(159,253)	(130,747)	(28,506)	21.8%
Net income	247,217	395,661	(148,444)	(37.5)%
Net income attributable to noncontrolling interests	(10,232)	(10,170)	(62)	0.6%
Net income attributable to the Trust	$236,985	$385,491	$(148,506)	(38.5)%
(1) Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations to the previous period and we consider it be a significant measure. We believe that property operating income is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in operating income that do not relate to, or are not indicative of, the operating performance of our properties, such as general and administrative expenses and depreciation and amortization, and allows us to isolate disparities in operating income caused by acquisitions, dispositions, and stabilization of properties. Property operating income may, therefore, provide a more consistent metric for comparing the operating performance of our real estate between periods. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Operating income	$406,470	$526,408
General and administrative	50,707	52,636
Depreciation and amortization	321,763	302,409
Gain on deconsolidation of VIE	—	(70,374)
Gain on sale of real estate	(9,881)	(93,483)
Property operating income	$769,059	$717,596

Property Revenues
Total property revenue increased $57.8 million, or 5.4%, to $1.13 billion in 2023 compared to $1.07 billion in 2022. The percentage occupied at our shopping centers was 92.2% at December 31, 2023 compared to 92.8% at December 31, 2022. Changes in the components of property revenue are discussed below.

Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $57.7 million, or 5.4%, to $1.13 billion in 2023 compared to $1.07 billion in 2022 due primarily to the following:
•an increase of $25.4 million from 2022 and 2023 acquisitions,
•an increase of $23.3 million from comparable properties primarily related to higher rental rates of approximately $16.4 million, higher average occupancy of approximately $5.5 million, and a $5.1 million increase in recoveries from tenants, partially offset by a $2.9 million increase in collectibility related adjustments and a $2.7 million decrease in lease termination fee income,
•an increase of $19.2 million from non-comparable properties primarily driven by occupancy increases at Assembly Row Phase III, Darien Commons, Pike & Rose Phases III & IV, and CocoWalk, partially offset by redevelopment related occupancy decreases at Friendship Center, and
•an increase of $2.8 million from higher demand at our Pike & Rose hotel, partially offset by
•a decrease of $13.0 million from property sales.
Property Expenses
Total property expenses increased $6.3 million, or 1.8%, to $363.1 million in 2023 compared to $356.8 million in 2022. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.7 million, or 1.2%, to $231.7 million in 2023 compared to $229.0 million in 2022. This increase is primarily due to the following:
•an increase of $4.4 million from 2022 and 2023 acquisitions,
•an increase of $1.6 million from comparable properties due primarily to higher repairs and maintenance costs and other operating costs driven by inflationary impacts, higher insurance costs and utilities, and an increase in management fees on higher revenues, partially offset by lower snow removal costs,
•an increase of $0.9 million from non-comparable properties driven by openings at Darien Commons, CocoWalk, and Assembly Row Phase III, partially offset by lower costs associated with the redevelopment of Huntington Shopping Center, and
•an increase of $0.7 million in operating expenses at our Pike & Rose hotel as a result of higher occupancy, partially offset by
•a decrease of $5.1 million from property sales.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.5% for the year ended December 31, 2023 from 21.3% for the year ended December 31, 2022.
Real Estate Taxes
Real estate tax expense increased $3.6 million, or 2.8% to $131.4 million in 2023 compared to $127.8 million in 2022 due primarily to the following:
•an increase of $4.1 million from 2022 and 2023 acquisitions, and
•an increase of $0.8 million from comparable properties due to higher assessments partially offset by successful tax appeals, partially offset by
•a decrease of $1.5 million from our property sales.

Property Operating Income
Property operating income increased $51.5 million, or 7.2%, to $769.1 million in 2023 compared to $717.6 million in 2022. This increase is primarily driven by higher rental rates and occupancy, the 2022 and 2023 openings at our non-comparable properties, and 2022 and 2023 acquisitions, partially offset by property sales.

Depreciation and Amortization
Depreciation and amortization expense increased $19.4 million, or 6.4%, to $321.8 million in 2023 from $302.4 million in 2022. This increase is due primarily to property acquisitions, our investment in comparable properties, placing redevelopment properties into service, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by 2022 property sales.
Gain on Deconsolidation of VIE
The $70.4 million gain on deconsolidation of VIE for the year ended December 31, 2022 is the result of the deconsolidation of Escondido Promenade during the third quarter of 2022 (see Note 3 to the consolidated financial statements for additional information).
Gain on Sale of Real Estate
The $9.9 million gain on sale of real estate for the year ended December 31, 2023 is due primarily to the sale of one retail property and one portion of a property (see Note 3 to the consolidated financial statements for additional information).
The $93.5 million gain on sale of real estate for the year ended December 31, 2022 is due primarily to a net gain of $84.1 million from the sale of two residential properties (including an adjacent retail pad), one retail property, and one parcel of land (see Note 3 to the consolidated financial statements for additional information), and a $9.3 million gain related to the reduction of our liability for estimated condemnation and transaction costs associated with the sale under threat of condemnation in December 2019 at San Antonio Center.
Operating Income
Operating income decreased $119.9 million, or 22.8%, to $406.5 million in 2023 compared to $526.4 million in 2022. This decrease is primarily driven by lower gains on sale of real estate, the prior year gain on the deconsolidation of a VIE, and property sales, partially offset by higher rental rates and occupancy, 2022 and 2023 acquisitions, and the 2022 and 2023 openings at our non-comparable properties.
Other
Other Interest Income
Other interest income increased $3.6 million, or 337.2%, to $4.7 million in 2023 compared to $1.1 million in 2022. This increase is primarily driven by interest earned on the proceeds of our April 2023 senior unsecured note issuance until the June 1, 2023 payoff of our 2.75% senior unsecured notes and higher interest earned on cash balances.
Interest Expense
Interest expense increased $30.8 million, or 22.5%, to $167.8 million in 2023 compared to $137.0 million in 2022. This increase is due primarily to the following:
•an increase of $25.4 million due to a higher overall weighted average borrowing rate, and
•an increase of $9.3 million due to higher weighted average borrowings, partially offset by
•an increase of $3.9 million in capitalized interest.
Gross interest costs were $190.4 million and $155.7 million in 2023 and 2022, respectively. Capitalized interest was $22.6 million and $18.7 million in 2023 and 2022, respectively.
Income from Partnerships
Income from partnerships decreased $1.3 million or 25.2% to $3.9 million in 2023 compared to $5.2 million in 2022. This decrease is primarily driven by lower income at our restaurant joint ventures largely attributable to higher forgiveness of certain loans in the prior year.
Discussions of year-to-year comparisons between 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 8, 2023.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2023 were approximately $360.9 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On April 12, 2023, we issued $350.0 million of 5.375% senior unsecured notes, on December 28, 2023, we entered into a $200.0 million secured loan that bears interest at 5.03% through the initial maturity date, and on January 11, 2024, we issued $485.0 million of 3.25% exchangeable senior unsecured notes. We also raised $138.3 million from sales of common shares under our ATM equity program. We repaid $275.0 million of 2.75% senior unsecured notes at maturity on June 1, 2023, repaid $600.0 million of 3.95% unsecured notes at maturity on January 16, 2024, and extended the maturity of our $600.0 million term loan to April 2025 (with an additional one year extension at our option still available to further extend the loan to April 2026). For the remainder of 2024, we have no additional debt maturing.
As of December 31, 2023, we had cash and cash equivalents of $250.8 million and no balance outstanding on our $1.25 billion unsecured revolving credit facility. For the year ended 2023, the weighted average amount of borrowings outstanding on our revolving credit facility was $44.7 million, and the weighted average interest rate, before amortization of debt fees, was 5.9%. We also have the capacity to issue up to $312.1 million in common shares under the ATM program.
Our overall capital requirements during 2024 will be impacted by the overall economic environment including impacts of inflation, higher interest rates, and a potential recession, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of construction with remaining costs of $250 million. We expect to incur the majority of those costs in the next two years. We expect overall capital costs to be at levels slightly reduced from 2023 as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and prepare for the next phase of our larger mixed use development projects.
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
Summary of Cash Flows

	Year Ended December 31,
	2023	2022	Change
	(In thousands)
Net cash provided by operating activities	$555,830	$516,769	$39,061
Net cash used in investing activities	(358,325)	(785,998)	427,673
Net cash (used in) provided by financing activities	(33,849)	190,414	(224,263)
Increase (decrease) in cash and cash equivalents	163,656	(78,815)	242,471
Cash, cash equivalents, and restricted cash, beginning of year	96,348	175,163	(78,815)
Cash, cash equivalents, and restricted cash, end of year	$260,004	$96,348	$163,656

Net cash provided by operating activities increased $39.1 million to $555.8 million during 2023 from $516.8 million during 2022. The increase was primarily attributable to higher net income after adjusting for non-cash items and gains on sale of real estate, as well as higher collections related to year end recovery billings.

Net cash used in investing activities decreased $427.7 million to $358.3 million during 2023 from $786.0 million during 2022. The decrease was primarily attributable to:
•a $377.9 million decrease in acquisition of real estate primarily due to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade (see Note 3 to the consolidated financial statements for additional information), as compared to 2022 property acquisitions,
•a $105.6 million decrease in net capital expenditures,
•a $23.2 million decrease in investment in partnerships, resulting from the 2022 acquisition of a 47.5% net interest in an unconsolidated joint venture that owns two shopping centers (see Note 3 to the consolidated financial statements for additional information), and
•$16.7 million decrease in costs paid relating to the partial sale under threat of condemnation at San Antonio Center in 2019, partially offset by,
•a $105.3 million decrease in net proceeds from the sale of real estate primarily due to $28.5 million of net proceeds from the sale of one retail property and one portion of a property during 2023, as compared to $133.7 million of net proceeds from the sale of two residential properties (one included an adjacent retail pad), one retail property, one parcel of land, and one portion of a property during 2022.
Net cash provided by financing activities decreased $224.3 million to $33.8 million used during 2023 from $190.4 million provided during 2022. The decrease was primarily attributable to:
•$298.6 million in net proceeds from our unsecured term loan in October 2022,
•$275.0 million from the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•a $175.4 million decrease in net proceeds from the issuance of common shares primarily related to issuances under our ATM program for net proceeds of $131.7 million and $306.8 million, respectively, during 2023 and 2022,
•a $39.0 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the October 2023 finance lease buyout for $55.0 million (see Note 3 to the consolidated financial statements for additional information), as compared to the $16.1 million mortgage loan repayment on one of the buildings at our Hoboken property in June 2022, and
•an $11.9 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, partially offset by,
•$345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023,
•$199.2 million in net proceeds from the mortgage loan secured by our Bethesda Row property, which was entered into in December 2023, and
•a $23.3 million decrease in distributions to and redemptions of noncontrolling interests primarily related to the July 2022 acquisition of the redeemable noncontrolling interest in the partnership that owns the Plaza El Segundo shopping center for $23.6 million.
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2023:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,615,731	$1,203,936	$3,411,795
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	63,435	968	62,467
Lease obligations (minimum rental payments) (3)	292,742	6,532	286,210
Redevelopments/capital expenditure contracts	168,383	163,842	4,541
Real estate commitments (4)	9,713	—	9,713
Total estimated cash requirements	$5,150,004	$1,375,278	$3,774,726

 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 4.1% as of December 31, 2023. Of the $1.2 billion of debt maturing in the next twelve months as of December 31, 2023, $600.0 million was repaid at maturity in January 2024 and an additional $600.0 million related to our term loan was extended one year to April 2025.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.36% as of December 31, 2023.
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
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a)Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2023, our estimated liability upon exercise of the put option would range from approximately $66 million to $69 million.
(b)Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2023, a total of 635,431 downREIT operating partnership units are outstanding.
(c)The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
(d)The other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $10 million to $11 million.
(e)Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
(f)Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
(g)Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
(h)At December 31, 2023, we had letters of credit outstanding of approximately $6.5 million.
Off-Balance Sheet Arrangements
At December 31, 2023, we have four real estate related equity method investments with total debt outstanding of $153.3 million, of which our share is $63.4 million. Our investment in these ventures at December 31, 2023 was $30.9 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2023 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2023:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2023	Stated Interest Rate as of December 31, 2023	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,531	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	53,617	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	29,878	Various	Various through 2029
Chelsea	Acquired	4,018	5.36%	January 15, 2031
Subtotal		519,144
Net unamortized debt issuance costs and discount		(2,208)
Total mortgages payable, net		516,936
Notes payable
Term Loan (4)(5)(7)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (5) (7)	(6)	—	SOFR + 0.775%	April 5, 2027
Various	7,749	2,387	Various	Various through 2059
Subtotal		602,387
Net unamortized debt issuance costs		(442)
Total notes payable, net		601,945
Senior notes and debentures (7)
Unsecured fixed rate
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,494,200
Net unamortized debt issuance costs and premium		(13,904)
Total senior notes and debentures, net		3,480,296

Total debt, net		$4,599,177
_____________________
(1)On December 29, 2023, we entered into three interest rate swap agreements that fix the interest rate on the mortgage loan at a weighted average interest rate of 5.03% through the initial maturity date.
(2)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%. The reference rate for the mortgage loan and related swaps was amended from LIBOR to SOFR in May 2023. The amendment was effective for interest payments subsequent to July 1, 2023.
(3)The interest rates on these mortgages range from 3.91% to 5.00%.
(4)On February 6, 2024, we extended the maturity date to April 16, 2025, with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
(5)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR and our term loan bears interest at Term SOFR as defined in the respective credit agreements, plus 0.10%, plus a spread, based on our current credit rating.

(6)The maximum amount drawn under our $1.25 billion revolving credit facility during 2023 was $115.5 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.9%.
(7)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2023, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2023:

	Unsecured		Secured		Total
	(In thousands)
2024	$1,200,674	(1)	$3,262		$1,203,936
2025	490		247,630	(2)	248,120
2026	429,344		26,282		455,626
2027	515,079	(3)	178,282		693,361
2028	350,000		2,511		352,511
Thereafter	1,601,000		61,177		1,662,177
	$4,096,587		$519,144		$4,615,731	(4)
_____________________
(1)Our $600.0 million term loan had an original maturity date of April 16, 2024. On February 6, 2024, we extended the term loan to April 16, 2025 with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025 plus two one-year extensions, at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of December 31, 2023, there was no outstanding balance under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2023.
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
Interest rate swaps associated with cash flow hedges are recorded at fair value on a recurring basis. Effectiveness of cash flow hedges is assessed both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recorded in other comprehensive income which is included in "accumulated other comprehensive income" on the balance sheets, statement of shareholders' equity, and statement of capital. Cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and SOFR rate. In addition, the default risk of the counterparty is evaluated by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with cash flow hedges is recognized in earnings in the period affected.
As of December 31, 2023, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $39.0 million of debt through May 2025 at 6.39% and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2023, 2022 and 2021.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income	$247,217	$395,661	$269,081
Net income attributable to noncontrolling interests	(10,232)	(10,170)	(7,583)
Gain on deconsolidation of a VIE	—	(70,374)	—
Gain on sale of real estate and change in control of interests, net	(9,881)	(93,483)	(89,892)
Depreciation and amortization of real estate assets	285,689	266,741	243,711
Amortization of initial direct costs of leases	31,208	27,268	26,051
Funds from operations	544,001	515,643	441,368
Dividends on preferred shares (1)	(7,500)	(7,500)	(8,042)
Income attributable to downREIT operating partnership units	2,767	2,810	2,998
Income attributable to unvested shares	(1,955)	(1,797)	(1,581)
Funds from operations available for common shareholders	$537,313	$509,156	$434,743
Weighted average number of common shares, diluted (1)(2)	82,044	80,603	78,072

Funds from operations available for common shareholders, per diluted share	$6.55	$6.32	$5.57
_____________________
(1)For the years ended December 31, 2023 and 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for 2023 and 2021.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2023, we had $4.0 billion of fixed-rate debt outstanding, including $253.6 million in mortgage payables that are effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2023 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $156.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2023 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $175.4 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2023, we had $600.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.0 million with a corresponding increase in our net income and cash flows for the year.
While no amounts were outstanding at December 31, 2023, we have a $1.25 billion revolving credit facility that bears interest at a variable rate. If we increase our outstanding balance on the revolving credit facility in the future, additional decreases to future earnings and cash flows could occur.
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
Our management, with the participation of the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust and the Operating Partnership’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Trust and the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.
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
We assessed the effectiveness of the Trust and the Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust and the Operating Partnership's internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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
We have adopted an insider trading policy and related procedures governing the purchase, sale, and other dispositions of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any NYSE listing standards applicable to us.
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

2.1
Merger Agreement and Plan of Reorganization, dated December 2, 2021, by and among the Predecessor, the Parent Company, and Merger Sub (previously filed as Exhibit 2.1 to the Predecessor's Current Report on Form 8-K filed on December 2, 2021 and incorporated herein by reference) ‡

3.1
Amended and Restated Declaration of Trust of the Parent Company dated January 1, 2022, as amended by the Articles of Amendment effective as of January 1, 2022 and Articles of Amendment effective as of May 4, 2023 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 2, 2023 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of the Parent Company dated January 1, 2022, as amended February 7, 2023 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference)

3.3
Articles of Merger, dated December 8, 2021, by and among Merger Sub and the Predecessor (previously filed as Exhibit 3.4 to the Parent Company's Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference)

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

4.3
† Indenture dated September 1, 1998 related to the Partnership’s 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026 (previously filed as Exhibit 4(a) to the Predecessor’s Registration Statement on Form S-3 filed on September 17, 1998 and incorporated herein by reference) ‡

4.4
† First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated December 1, 1993 related to the Partnership's 7.48% Debentures due August 15, 2026 and 6.82% Medium Term Notes due August 1, 2027 (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.5
† First Supplemental Indenture, dated as of January 5, 2022, by and between Federal Realty OP LP and U.S. Bank National Association, with respect to the Partnership's Indenture dated September 1, 1998 related to the Partnership's 2.75% Notes due 2023; 3.95% Notes due 2024; 4.50% Notes due 2044; 2.55% Notes due 2021; 3.625% Notes due 2046; 3.25% Notes due 2027; 3.20% Notes due 2029; 3.50% Notes due 2030; 1.25% Notes due 2026; 5.375% Notes due 2028 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on January 5, 2022 and incorporated herein by reference)

4.6
Deposit Agreement, dated as of September 29, 2017, by and among Federal Realty Investment Trust, Equiniti Trust Company, LLC (successor to American Stock Transfer and Trust Company, LLC), as Depositary, and all holders from time to time of Receipt (previously filed as Exhibit 4.1 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

4.7
Specimen certificate relating to the 5.000% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.3 to the Predecessor's Registration Statement on Form 8-A, filed on September 29, 2017 and incorporated herein by reference)

4.8
† Indenture dated January 11, 2024 related to the 3.25% Exchangeable Senior Notes due 2029, by and between Federal Realty OP LP and U.S. Bank National Association (previously filed as Exhibit 4.1 to our current report on Form 8-K filed on January 11, 2023 and incorporated herein by reference)

4.9	Description of Securities (filed herewith)

10.1
* Severance Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "1999 1Q Form 10-Q") and incorporated herein by reference)

Exhibit No.	Description
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

10.16
Revised Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.17	Revised Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.18	Revised Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Predecessor's 2012 Form 10-K and incorporated herein by reference)

10.19
Severance Agreement between Federal Realty Investment Trust and Daniel Guglielmone dated August 15, 2016 (previously filed as Exhibit 10.36 to the Predecessor's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference)

10.20	2020 Performance Incentive Plan (previously filed as Appendix B to the Predecessor’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference)

Exhibit No.	Description
10.21
Term Loan Agreement dated as of May 6, 2020, by and among the Predecessor, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Regions Bank, Truist Bank, and U.S. Bank National Bank Association as Co-Syndication Agents, PNC Capital Markets, LLC, Regions Capital Markets, Suntrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Book Managers (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020 and incorporated herein by reference) ‡

10.22
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust's Long-Term Incentive Award Program and the Trust's Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out the 2020 Plan (previously filed as Exhibit 10.32 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021 and incorporated herein by reference)

10.23
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.24
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.34 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.25
Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on From 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.26
Form of Option Award Agreement for basic options awarded out of the 2020 Plan (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.27
Form of Performance Award Agreement for Jeffrey S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, filed on February 12, 2021, and incorporated herein by reference)

10.28
Amended and Restated Severance Agreement between Federal Realty Investment Trust and Jeffery S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on February 12, 2021 and incorporated herein by reference)

10.29
First Amendment to Term Loan Agreement, dated as of April 16, 2021, by and among the Predecessor, as borrower, the Lenders, New Lenders, Departing Lenders (as each such term is defined therein) and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on From 8-K, filed on April 19, 2021, and incorporated herein by reference) ‡

10.30
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.31
Second Amendment to Term Loan Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference) ‡

10.32
Second Amended and Restated Credit Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.33
Third Amendment to Term Loan Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.34
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 25, 2023, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith)

10.35
Fourth Amendment to Term Loan Agreement, dated as of August 25, 2023, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (filed herewith)

10.36
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 2, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith)

Exhibit No.	Description
10.37
Fifth Amendment to Term Loan Agreement, dated as of January 2, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (filed herewith)

10.38
Registration Rights Agreement dated January 11, 2024 among the Issuer, the Parent and the Representatives (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 11, 2024 and incorporated herein by reference)

19.1	Policy on Insider Information and Trading in Federal Realty Shares and other Securities (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust and Federal Realty OP LP (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

97	Federal Realty Investment Trust and Federal Realty OP LP Clawback Policy (filed herewith)

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
‡ In this Exhibit Index, the term "Predecessor" refers to Federal Realty Investment Trust before the effectiveness of our UPREIT conversion as described in our Current Reports on Form 8-K filed on January 3 and 5, 2022. Upon completion of the UPREIT conversion, the Partnership became the successor to the Predecessor's rights and obligations under this instrument.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 12, 2024.

Federal Realty Investment Trust
Federal Realty OP LP

By:	/S/ DONALD C. WOOD
Donald C. Wood Chief Executive Officer and Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of each of the Registrants and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Donald C. Wood and Dawn M. Becker as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 12, 2024
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 12, 2024
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ DAVID W. FAEDER	Non -Executive Chairman	February 12, 2024
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 12, 2024
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 12, 2024
Nicole Y. Lamb-Hale

/S/ THOMAS A. MCEACHIN	Trustee	February 12, 2024
Thomas A. McEachin

/S/ ANTHONY P. NADER, III	Trustee	February 12, 2024
Anthony P. Nader, III

/S/ GAIL P. STEINEL	Trustee	February 12, 2024
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2023, and our report dated February 12, 2024 expressed an unqualified opinion on those financial statements.

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
Jacksonville, Florida
February 12, 2024

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2024 expressed an unqualified opinion.

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

Lease Collectibility Assessment
In order to recognize rental income on an accrual basis, the Trust must determine whether substantially all the rents due under a lease arrangement are collectible. If the Trust reaches the conclusion that substantially all of the rents are not collectible for a specific lease, then rental income under that arrangement can only be recognized when cash payment from the tenant is received.

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
•Creditworthiness of the tenant
•Current economic conditions
•Historical experience with the tenant and other tenants operating in the same industry

Our audit procedures related to the collectibility assessment included the following:
•We tested the design and tested the operating effectiveness of internal controls relating to the collectibility assessment process.

•We evaluated management’s accounting policies related to this assessment.
•We verified the completeness of the population of tenants that management evaluated.
•We researched recent publicly available information, including information for the 10 tenants with the highest rental income recognized in the year ended December 31, 2023, such as bankruptcy filings, industry journals, and periodicals, and for any of the Trust’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
•We recalculated the aging for a selection of tenant receivable balances using supporting documentation.
•For a selection of tenant receivables where collectibility was deemed as probable, we evaluated the collectibility assessment conclusion reached by management and performed the following procedures for each selection:
◦Verified that management’s accounting policies related to the collectibility assessment were followed.
◦Inspected documentation from management such as tenant collection history and any direct correspondence and evaluated management’s considerations supporting the collectibility assessment conclusion reached.
◦Researched publicly available information to independently verify the completeness and accuracy of management’s information used to make the collectibility assessment.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2002.
Jacksonville, Florida
February 12, 2024

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the “Operating Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Operating Partnership as of and for the year ended December 31, 2023, and our report dated February 12, 2024 expressed an unqualified opinion on those financial statements.

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
Jacksonville, Florida
February 12, 2024

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the "Operating Partnership") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Operating Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2024 expressed an unqualified opinion.

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

Lease Collectibility Assessment
In order to recognize rental income on an accrual basis, the Operating Partnership must determine whether substantially all the rents due under a lease arrangement are collectible. If the Operating Partnership reaches the conclusion that substantially all of the rents are not collectible for a specific lease, then rental income under that arrangement can only be recognized when cash payment from the tenant is received.

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
•Creditworthiness of the tenant
•Current economic conditions
•Historical experience with the tenant and other tenants operating in the same industry

Our audit procedures related to the collectibility assessment included the following:

•We tested the design and tested the operating effectiveness of internal controls relating to the collectibility assessment process.
•We evaluated management’s accounting policies related to this assessment.
•We verified the completeness of the population of tenants that management evaluated.
•We researched recent publicly available information, including information for the 10 tenants with the highest rental income recognized in the year ended December 31, 2023, such as bankruptcy filings, industry journals, and periodicals, and for any of the Operating Partnership’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
•We recalculated the aging for a selection of tenant receivable balances using supporting documentation.
•For a selection of tenants where collectibility was deemed as probable, we evaluated the collectibility assessment conclusion reached by management and performed the following procedures for each selection:
◦Verified that management’s accounting policies related to the collectibility assessment were followed.
◦Inspected documentation from management such as tenant collection history and any direct correspondence     and evaluated management’s considerations supporting the collectibility assessment conclusion reached.
◦Researched publicly available information to independently verify the completeness and accuracy of management’s information used to make the collectibility assessment.

/s/ GRANT THORNTON LLP

We have served as the Operating Partnership's auditor since 2022.
Jacksonville, Florida
February 12, 2024

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $2,021,622 and $1,997,583 of consolidated variable interest entities, respectively)	$9,932,891	$9,441,945
Construction-in-progress (including $8,677 and $8,477 of consolidated variable interest entities, respectively)	613,296	662,554
	10,546,187	10,104,499
Less accumulated depreciation and amortization (including $416,663 and $362,921 of consolidated variable interest entities, respectively)	(2,963,519)	(2,715,817)
Net real estate	7,582,668	7,388,682
Cash and cash equivalents	250,825	85,558
Accounts and notes receivable, net	201,733	197,648
Mortgage notes receivable, net	9,196	9,456
Investment in partnerships	34,870	145,205
Operating lease right of use assets, net	86,993	94,569
Finance lease right of use assets, net	6,850	45,467
Prepaid expenses and other assets	263,377	267,406
TOTAL ASSETS	$8,436,512	$8,233,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $189,286 and $191,827 of consolidated variable interest entities, respectively)	$516,936	$320,615
Notes payable, net	601,945	601,077
Senior notes and debentures, net	3,480,296	3,407,701
Accounts payable and accrued expenses	174,714	190,340
Dividends payable	92,634	90,263
Security deposits payable	30,482	28,508
Operating lease liabilities	75,870	77,743
Finance lease liabilities	12,670	67,660
Other liabilities and deferred credits	225,443	237,699
Total liabilities	5,210,990	5,021,606
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	183,363	178,370
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $0.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $0.01 par, 200,000,000 and 100,000,000 shares authorized, respectively, 82,775,286 and 81,342,959 shares issued and outstanding, respectively	833	818
Additional paid-in capital	3,959,276	3,821,801
Accumulated dividends in excess of net income	(1,160,474)	(1,034,186)
Accumulated other comprehensive income	4,052	5,757
Total shareholders’ equity of the Trust	2,963,509	2,954,012
Noncontrolling interests	78,650	80,003
Total shareholders’ equity	3,042,159	3,034,015
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,436,512	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
REVENUE
Rental income	$1,131,041	$1,073,292	$948,842
Mortgage interest income	1,113	1,086	2,382
Total revenue	1,132,154	1,074,378	951,224
EXPENSES
Rental expenses	231,666	228,958	198,121
Real estate taxes	131,429	127,824	118,496
General and administrative	50,707	52,636	49,856
Depreciation and amortization	321,763	302,409	279,976
Total operating expenses	735,565	711,827	646,449

Gain on deconsolidation of VIE	—	70,374	—
Gain on sale of real estate and change in control of interest	9,881	93,483	89,950

OPERATING INCOME	406,470	526,408	394,725

OTHER INCOME/(EXPENSE)
Other interest income	4,687	1,072	809
Interest expense	(167,809)	(136,989)	(127,698)
Income from partnerships	3,869	5,170	1,245
NET INCOME	247,217	395,661	269,081
Net income attributable to noncontrolling interests	(10,232)	(10,170)	(7,583)
NET INCOME ATTRIBUTABLE TO THE TRUST	236,985	385,491	261,498
Dividends on preferred shares	(8,032)	(8,034)	(8,042)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$228,953	$377,457	$253,456
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$2.80	$4.71	$3.26
Weighted average number of common shares	81,313	79,854	77,336
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$2.80	$4.71	$3.26
Weighted average number of common shares	81,313	80,508	77,368

NET INCOME	$247,217	$395,661	$269,081
Other comprehensive (loss) income - change in value of interest rate swaps	(1,824)	8,569	3,917
COMPREHENSIVE INCOME	245,393	404,230	272,998
Comprehensive income attributable to noncontrolling interests	(10,113)	(10,935)	(7,903)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$235,280	$393,295	$265,095

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2020	405,896	$159,997	76,727,394	$771	$3,297,305	$(988,272)	$(5,644)	$84,590	$2,548,747
Net income, excluding $4,296 attributable to redeemable noncontrolling interests	—	—	—	—	—	261,498	—	3,287	264,785
Other comprehensive income - change in value of interest rate swaps, excluding $320 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	3,597	—	3,597
Dividends declared to common shareholders ($4.26 per share)	—	—	—	—	—	(332,116)	—	—	(332,116)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,042)	—	—	(8,042)
Distributions declared to noncontrolling interests, excluding $5,268 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,341)	(4,341)
Common shares issued, net	—	—	1,643,845	17	172,736	—	—	—	172,753
Shares issued under dividend reinvestment plan	—	—	19,758	—	1,955	—	—	—	1,955
Share-based compensation expense, net of forfeitures	—	—	164,553	2	14,432	—	—	—	14,434
Shares withheld for employee taxes	—	—	(29,031)	—	(2,998)	—	—	—	(2,998)
Conversion and redemption of downREIT OP units	—	—	76,786	—	7,474	—	—	(7,573)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	6,583	6,583
Adjustment to redeemable noncontrolling interests	—	—	—	—	(2,110)	—	—	—	(2,110)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	—	—	—	—	—	385,491	—	3,557	389,048
Other comprehensive income - change in value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	7,804	—	7,804
Dividends declared to common shareholders ($4.30 per share)	—	—	—	—	—	(344,711)	—	—	(344,711)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,034)	—	—	(8,034)
Distributions declared to noncontrolling interests, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(5,007)	(5,007)
Common shares issued, net	—	—	2,634,223	26	306,828	—	—	—	306,854
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	19,502	—	2,104	—	—	—	2,104
Share-based compensation expense, net of forfeitures	—	—	110,395	2	15,016	—	—	—	15,018
Shares withheld for employee taxes	—	—	(41,105)	—	(4,900)	—	—	—	(4,900)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	—	14,598	—	1,367	—	—	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	12,382	—	—	—	12,382
BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	—	—	—	—	—	236,985	—	2,979	239,964
Other comprehensive loss - change in value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(1,705)	—	(1,705)
Dividends declared to common shareholders ($4.34 per share)	—	—	—	—	—	(355,241)	—	—	(355,241)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Distributions declared to noncontrolling interests, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,541)	(4,541)
Common shares issued, net	—	—	1,310,118	13	131,716	—	—	—	131,729
Shares issued under dividend reinvestment plan	—	—	19,847	—	1,870	—	—	—	1,870
Share-based compensation expense, net of forfeitures	—	—	139,248	2	15,425	—	—	—	15,427
Shares withheld for employee taxes	—	—	(46,009)	—	(5,019)	—	—	—	(5,019)
Conversion and redemption of downREIT OP units	—	—	9,123	—	883	—	—	(883)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,092	1,092
Adjustment to redeemable noncontrolling interests	—	—	—	—	(7,400)	—	—	—	(7,400)
BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$247,217	$395,661	$269,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,763	302,409	279,976
Gain on deconsolidation of VIE	—	(70,374)	—
Gain on sale of real estate and change in control of interest	(9,881)	(93,483)	(89,950)
Income from partnerships	(3,869)	(5,170)	(1,245)
Straight-line rent	(11,576)	(18,326)	(9,397)
Share-based compensation expense	14,308	13,704	13,009
Other, net	(4,959)	(4,812)	(3,223)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	3,468	(12,071)	1,214
Increase in prepaid expenses and other assets	(6,881)	(1,219)	(5,607)
Increase in accounts payable and accrued expenses	6,005	77	6,782
Increase in security deposits and other liabilities	235	10,373	10,712
Net cash provided by operating activities	555,830	516,769	471,352
INVESTING ACTIVITIES
Acquisition of real estate	(60,628)	(438,494)	(366,466)
Capital expenditures - development and redevelopment	(214,062)	(309,046)	(368,786)
Capital expenditures - other	(97,058)	(107,655)	(71,728)
Costs associated with property sold under threat of condemnation	(1,378)	(18,031)	—
Proceeds from sale of real estate	28,451	133,717	137,868
Change in cash from deconsolidation of VIE	—	(4,192)	—
Investment in partnerships	—	(23,155)	(3,115)
Distribution from partnerships in excess of earnings	9,860	6,864	2,970
Leasing costs	(23,510)	(22,541)	(21,990)
(Issuance) repayment of mortgage and other notes receivable, net	—	(3,465)	31,129
Net cash used in investing activities	(358,325)	(785,998)	(660,118)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	(6,375)	—
Issuance of senior notes, net of costs	345,698	—	—
Repayment of senior notes	(275,000)	—	—
Issuance of mortgages and notes payable, net of costs	199,237	298,568	—
Repayment of mortgages, finance leases, and notes payable	(58,472)	(19,443)	(277,643)
Issuance of common shares, net of costs	131,895	307,275	172,981
Dividends paid to common and preferred shareholders	(359,194)	(347,284)	(335,656)
Shares withheld for employee taxes	(5,019)	(4,900)	(2,998)
Contributions from noncontrolling interests	1,092	—	133
Distributions to and redemptions of noncontrolling interests	(14,086)	(37,427)	(9,784)
Net cash (used in) provided by financing activities	(33,849)	190,414	(452,967)
Increase (decrease) in cash, cash equivalents, and restricted cash	163,656	(78,815)	(641,733)
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163	816,896
Cash, cash equivalents, and restricted cash at end of year	$260,004	$96,348	$175,163

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except unit data)
ASSETS
Real estate, at cost
Operating (including $2,021,622 and $1,997,583 of consolidated variable interest entities, respectively)	$9,932,891	$9,441,945
Construction-in-progress (including $8,677 and $8,477 of consolidated variable interest entities, respectively)	613,296	662,554
	10,546,187	10,104,499
Less accumulated depreciation and amortization (including $416,663 and $362,921 of consolidated variable interest entities, respectively)	(2,963,519)	(2,715,817)
Net real estate	7,582,668	7,388,682
Cash and cash equivalents	250,825	85,558
Accounts and notes receivable, net	201,733	197,648
Mortgage notes receivable, net	9,196	9,456
Investment in partnerships	34,870	145,205
Operating lease right of use assets, net	86,993	94,569
Finance lease right of use assets, net	6,850	45,467
Prepaid expenses and other assets	263,377	267,406
TOTAL ASSETS	$8,436,512	$8,233,991
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $189,286 and $191,827 of consolidated variable interest entities, respectively)	$516,936	$320,615
Notes payable, net	601,945	601,077
Senior notes and debentures, net	3,480,296	3,407,701
Accounts payable and accrued expenses	174,714	190,340
Dividends payable	92,634	90,263
Security deposits payable	30,482	28,508
Operating lease liabilities	75,870	77,743
Finance lease liabilities	12,670	67,660
Other liabilities and deferred credits	225,443	237,699
Total liabilities	5,210,990	5,021,606
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	183,363	178,370
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 82,775,286 and 81,342,959 units issued and outstanding, respectively	2,804,669	2,793,467
Accumulated other comprehensive income	4,052	5,757
Total partner capital	2,963,509	2,954,012
Noncontrolling interests in consolidated partnerships	78,650	80,003
Total capital	3,042,159	3,034,015
TOTAL LIABILITIES AND CAPITAL	$8,436,512	$8,233,991
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per unit data)
REVENUE
Rental income	$1,131,041	$1,073,292	$948,842
Mortgage interest income	1,113	1,086	2,382
Total revenue	1,132,154	1,074,378	951,224
EXPENSES
Rental expenses	231,666	228,958	198,121
Real estate taxes	131,429	127,824	118,496
General and administrative	50,707	52,636	49,856
Depreciation and amortization	321,763	302,409	279,976
Total operating expenses	735,565	711,827	646,449

Gain on deconsolidation of VIE	—	70,374	—
Gain on sale of real estate and change in control of interest	9,881	93,483	89,950

OPERATING INCOME	406,470	526,408	394,725

OTHER INCOME/(EXPENSE)
Other interest income	4,687	1,072	809
Interest expense	(167,809)	(136,989)	(127,698)
Income from partnerships	3,869	5,170	1,245
NET INCOME	247,217	395,661	269,081
Net income attributable to noncontrolling interests	(10,232)	(10,170)	(7,583)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	236,985	385,491	261,498
Dividends on preferred units	(8,032)	(8,034)	(8,042)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$228,953	$377,457	$253,456
EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$2.80	$4.71	$3.26
Weighted average number of common units	81,313	79,854	77,336
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$2.80	$4.71	$3.26
Weighted average number of common units	81,313	80,508	77,368

NET INCOME	$247,217	$395,661	$269,081
Other comprehensive (loss) income - change in value of interest rate swaps	(1,824)	8,569	3,917
COMPREHENSIVE INCOME	245,393	404,230	272,998
Comprehensive income attributable to noncontrolling interests	(10,113)	(10,935)	(7,903)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$235,280	$393,295	$265,095

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital

	Preferred Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2020	$154,963	$2,314,838	$(5,644)	$2,464,157	$84,590	$2,548,747
Net income, excluding $4,296 attributable to redeemable noncontrolling interests	8,042	253,456	—	261,498	3,287	264,785
Other comprehensive income - change in fair value of interest rate swaps, excluding $320 attributable to redeemable noncontrolling interest	—	—	3,597	3,597	—	3,597
Distributions declared to common unit holders	—	(332,116)	—	(332,116)	—	(332,116)
Distributions declared to preferred unit holders	(8,042)	—	—	(8,042)	—	(8,042)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $5,268 attributable to redeemable noncontrolling interests	—	—	—	—	(4,341)	(4,341)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	172,753	—	172,753	—	172,753
Common units issued under dividend reinvestment plan	—	1,955	—	1,955	—	1,955
Share-based compensation expense, net of forfeitures	—	14,434	—	14,434	—	14,434
Common units withheld for employee taxes	—	(2,998)	—	(2,998)	—	(2,998)
Conversion of downREIT OP units	—	7,474	—	7,474	(7,573)	(99)
Contributions from noncontrolling interests, excluding $74,530 attributable to redeemable noncontrolling interests	—	—	—	—	6,583	6,583
Adjustment to redeemable noncontrolling interests	—	(2,110)	—	(2,110)	—	(2,110)
BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	8,034	377,457	—	385,491	3,557	389,048
Other comprehensive income - change in fair value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	7,804	7,804	—	7,804
Distributions declared to common unit holders	—	(344,711)	—	(344,711)	—	(344,711)
Distributions declared to preferred unit holders	(8,034)	—	—	(8,034)	—	(8,034)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	(5,007)	(5,007)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	306,854	—	306,854	—	306,854
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	2,104	—	2,104	—	2,104
Share-based compensation expense, net of forfeitures	—	15,018	—	15,018	—	15,018
Common units withheld for employee taxes	—	(4,900)	—	(4,900)	—	(4,900)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	1,367	—	1,367	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	12,382	—	12,382	—	12,382
BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	8,032	228,953	—	236,985	2,979	239,964
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	(1,705)	(1,705)	—	(1,705)
Distributions declared to common unit holders	—	(355,241)	—	(355,241)	—	(355,241)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	(4,541)	(4,541)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	131,729	—	131,729	—	131,729
Common units issued under dividend reinvestment plan	—	1,870	—	1,870	—	1,870
Share-based compensation expense, net of forfeitures	—	15,427	—	15,427	—	15,427
Common units withheld for employee taxes	—	(5,019)	—	(5,019)	—	(5,019)
Conversion and redemption of downREIT OP units	—	883	—	883	(883)	—
Contributions from noncontrolling interests	—	—	—	—	1,092	1,092
Adjustment to redeemable noncontrolling interests	—	(7,400)	—	(7,400)	—	(7,400)
BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
OPERATING ACTIVITIES
Net income	$247,217	$395,661	$269,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321,763	302,409	279,976
Gain on deconsolidation of VIE	—	(70,374)	—
Gain on sale of real estate and change in control of interest	(9,881)	(93,483)	(89,950)
Income from partnerships	(3,869)	(5,170)	(1,245)
Straight-line rent	(11,576)	(18,326)	(9,397)
Share-based compensation expense	14,308	13,704	13,009
Other, net	(4,959)	(4,812)	(3,223)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	3,468	(12,071)	1,214
Increase in prepaid expenses and other assets	(6,881)	(1,219)	(5,607)
Increase in accounts payable and accrued expenses	6,005	77	6,782
Increase in security deposits and other liabilities	235	10,373	10,712
Net cash provided by operating activities	555,830	516,769	471,352
INVESTING ACTIVITIES
Acquisition of real estate	(60,628)	(438,494)	(366,466)
Capital expenditures - development and redevelopment	(214,062)	(309,046)	(368,786)
Capital expenditures - other	(97,058)	(107,655)	(71,728)
Costs associated with property sold under threat of condemnation	(1,378)	(18,031)	—
Proceeds from sale of real estate	28,451	133,717	137,868
Change in cash from deconsolidation of VIE	—	(4,192)	—
Investment in partnerships	—	(23,155)	(3,115)
Distribution from partnerships in excess of earnings	9,860	6,864	2,970
Leasing costs	(23,510)	(22,541)	(21,990)
(Issuance) repayment of mortgage and other notes receivable, net	—	(3,465)	31,129
Net cash used in investing activities	(358,325)	(785,998)	(660,118)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	(6,375)	—
Issuance of senior notes, net of costs	345,698	—	—
Repayment of senior notes	(275,000)	—	—
Issuance of mortgages and notes payable, net of costs	199,237	298,568	—
Repayment of mortgages, finance leases, and notes payable	(58,472)	(19,443)	(277,643)
Issuance of common units, net of costs	131,895	307,275	172,981
Dividends paid to common and preferred unit holders	(359,194)	(347,284)	(335,656)
Common units withheld for employee taxes	(5,019)	(4,900)	(2,998)
Contributions from noncontrolling interests	1,092	—	133
Distributions to and redemptions of noncontrolling interests	(14,086)	(37,427)	(9,784)
Net cash (used in) provided by financing activities	(33,849)	190,414	(452,967)
Increase (decrease) in cash, cash equivalents, and restricted cash	163,656	(78,815)	(641,733)
Cash, cash equivalents, and restricted cash at beginning of year	96,348	175,163	816,896
Cash, cash equivalents, and restricted cash at end of year	$260,004	$96,348	$175,163
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Parent Company” and "Trust") is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operating and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of, and exercises control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2023, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
We operate in a manner intended to enable the Trust to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
General Economic Conditions
The heightened levels of inflation, higher interest rates, and the potentially worsening of economic conditions presents risks for our business and our tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In January 2022, we completed a reorganization into an umbrella partnership real estate investment trust, or "UPREIT." Immediately following the reorganization, the Parent Company had the same consolidated assets and liabilities as Federal Realty Investment Trust immediately before the reorganization. The Parent Company exercises exclusive control over the General Partner and does not have assets or liabilities other than its investment in the Operating Partnership. As a result, the UPREIT reorganization represented a merger of entities under common control in accordance with accounting principles generally accepted in the United States ("GAAP"). Accordingly, the accompanying consolidated financial statements including the notes thereto, are presented as if the UPREIT reorganization had occurred at the earliest period presented.
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

Revenue Recognition and Accounts Receivable
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. Lease payments are recognized on a straight-line basis from the point in time when the tenant controls the space through the term of the related lease. Variable lease payments relating to percentage rent are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees are generally recognized on the termination date if the tenant has relinquished control of the space. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement. Lease concessions are evaluated to determine whether the concession represents a modification of the original lease contract. Modifications generally result in a reassessment of the lease term and lease classification, and remeasurement of lease payments received. Remeasured lease payments are recognized on a straight-line basis over the remaining term of the modified lease contract.
In April 2020, the Financial Accounting Standards Board ("FASB") issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 pandemic that allows entities to treat the concession as if it was a part of the existing contract instead of applying lease modification accounting. This guidance is only applicable to the COVID-19 pandemic related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We have elected this option relating to qualifying rent deferral and rent abatement agreements. For qualifying lease modifications with rent deferrals, this results in no change to our revenue recognition but an increase in the lease receivable balance until the deferred rent has been repaid. For qualifying lease modifications that include rent abatement concessions, this results in a direct reduction of rental income in the current period. As of December 31, 2023, we have collected approximately $40 million out of a total of $48 million from executed rent deferral agreements related to the COVID-19 pandemic. As of December 31, 2023, we had rent abatement agreements related to the COVID-19 pandemic, impacting rents in 2023, 2022, and 2021 of less than $1 million, $4 million, and $26 million, respectively.
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
For the year ended December 31, 2023, our collectibility related adjustments resulted in a decrease to rental income of $0.4 million, an increase to rental income of $4.1 million for the year ended December 31, 2022, and a decrease to rental income of $24.0 million during the year ended December 31, 2021. This includes not only the impact of current period rent collections for leases classified as not probable but also collections of prior period rents for those tenants, changes in our collectibility assessments from probable to not probable, disputed rents, and any rent abatements directly related to COVID-19. As of December 31, 2023 and 2022, the revenue from approximately 28% and 31% of our tenants (based on total commercial leases), respectively, is being recognized on a cash basis. As of December 31, 2023 and 2022, our straight-line rent receivables balance was $138.4 million and $126.6 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2023, 2022 and 2021, real estate depreciation expense was $282.0 million, $265.7 million and $245.1 million, respectively, including amounts from real estate sold.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2023, we had $257.2 million in excess of the FDIC insured limit.
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
At December 31, 2023, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken property at 3.67%, and three interest rate swap agreements that effectively fix the interest rate on a mortgage payable secured by our Bethesda Row property at a weighted average interest rate of 5.03% through the initial maturity date. As of December 31, 2023, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on 100% of the joint venture's mortgage debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2023, 2022 and 2021.
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
At December 31, 2023, we had three mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments of $9.2 million, and a weighted average interest rate of 10.9%.
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of restricted common shares, common shares, and options. We measure share based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the requisite service period, which is typically the vesting period. See Note 12 to the consolidated financial statements for further discussion regarding our share based compensation plans and policies.
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
Our equity method investments in the Assembly Row hotel joint venture, the La Alameda shopping center, the Chandler Festival and Chandler Gateway shopping centers, and our mortgage notes receivable are considered variable interests in a VIE (see Note 3 to the consolidated financial statements for additional information on the Chandler Festival and Chandler Gateway shopping centers). As we do not control the activities that most significantly impact the economic performance of our equity method joint ventures or the borrower entities related to our mortgage notes receivable, we are not the primary beneficiary and do not consolidate. As of December 31, 2023 and 2022, our investment in the equity method joint ventures and maximum exposure to loss was $30.9 million and $34.0 million, respectively. As of December 31, 2023 and 2022, our investment in mortgage notes receivable and maximum exposure to loss was $9.2 million and $9.5 million, respectively. As of December 31, 2022, we had a 77.7% tenancy in common ("TIC") interest in Escondido Promenade which was recorded as an equity method investment and included in investments in partnerships" on our December 31, 2022 consolidated balance sheets. Our TIC interest in Escondido Promenade was not considered a variable interest in a VIE, and we subsequently purchased our co-owners interest on May 26, 2023, at which point we consolidated the property. See Note 3 to the consolidated financial statements for additional information.
In addition, we have 19 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.6 billion as of both December 31, 2023 and 2022, and mortgages related to VIEs included in our consolidated balance sheets were approximately $189.3 million and $191.8 million, as of December 31, 2023 and 2022, respectively.
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

The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2023	2022
	(In thousands)
Beginning balance	$178,370	$213,708
Net income	7,253	6,613
Contributions	—	2,111
Other comprehensive (loss) income - change in value of interest rate swaps	(119)	765
Distributions & redemptions	(9,541)	(32,445)
Change in redemption value	7,400	(12,382)
Ending balance	$183,363	$178,370
On July 13, 2022, we acquired the 21.8% redeemable noncontrolling interest in the partnership that owns our Plaza El Segundo shopping center for $23.6 million, bringing our ownership interest to 100%.
Leases
We have ground leases at 11 properties which are accounted for as operating leases. The operating lease right of use ("ROU") assets and related liabilities are shown separately on the face of our consolidated balance sheet and reflect the present value of the minimum lease payments. A key input in the calculation is the discount rate. As the rate implied in the lease agreements is not readily determinable, we utilize our incremental borrowing rate that corresponds to the remaining term of the lease, our credit spread, and an adjustment to reflect the collateralized payment terms present in the lease. Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the non-cancellable lease term and is included in rental expenses in our consolidated statements of operations. We do not record a ROU asset or lease liability for leases with terms of less than 12 months.
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2019. As of December 31, 2023 and 2022, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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

Forward Equity Sales
Our at-the-market (“ATM”) equity program allows shares to be sold through forward sales contracts. Our forward sales contracts currently meet all the conditions for equity classification; and therefore, we record common stock on the settlement date at the purchase price contemplated by the contract. Furthermore, we consider the potential dilution resulting from forward sales contracts in our earnings per share calculations. We use the treasury stock method to determine the dilution, if any, from the forward sales contracts during the period of time prior to settlement. See Note 8 to the consolidated financial statements for details of our forward sales transactions.

Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters
Adopted during 2023:

Reference Rate Reform (Topic 848) and related update: ASU 2020-04, March 2020, Reference Rate Reform (Topic 848) ASU 2022-06, December 2022, Deferral of the Sunset Date	This ASU provides companies with optional practical expedients to ease the accounting burden for contract modifications associated with transitioning away from LIBOR and other interbank offered rates that are expected to be discontinued as part of reference rate reform. For hedges, the guidance generally allows changes to the reference rate and other critical terms without having to de-designate the hedging relationship, as well as allows the shortcut method to continue to be applied. For contract modifications, changes in the reference rate or other critical terms will be treated as a continuation of the prior contract.

	ASU 2022-06 extended the period for which this guidance can be immediately applied through December 31, 2024.	During the second quarter of 2023, the LIBOR based mortgage loan related to our unconsolidated Assembly Row hotel investment was refinanced. The resulting new mortgage loan and related swaps are SOFR based. The mortgage loan at Hoboken and related interest rate swaps were transitioned from LIBOR to SOFR effective July 1, 2023. Consequently, we applied the related practical expedients to the hedging relationship for the Hoboken loan and continue to apply hedge accounting. The critical terms of the loan and interest rate swaps continue to match subsequent to the transition from LIBOR to SOFR and the transition did not have a significant impact to our financial results, financial position, or cash flows.

Issued in 2023:

ASU 2023-07, November 2023, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures	This ASU requires public entities to provide disclosures of significant segment expense and other significant segment items, as well as provide in interim period all disclosures about a reportable segments's profit or loss and assets that are currently required annually. Additionally, public entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

	The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim period beginning after December 15, 2024. Early adoption is permitted.	While we are still assessing this ASU, we anticipate providing the disclosures required by ASC 280 for our single reportable segment.

Standard	Description	Effect on the financial statements or significant matters
ASU 2023-06, October 2023, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K.

	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the Codification and will not be effective.	We do not expect this ASU to have a material impact on our consolidated financial statements.

ASU 2023-01, March 2023, Leases (Topic 842) Common Control Arrangements	This ASU requires all lessees in a lease with a lessor under common control to (1) amortize leasehold improvements over their useful life to the common control group, as long as the lessee controls the use of the underlying asset through a lease and (2) account for the leasehold improvements as a transfer of assets between entities under common control through an adjustment to equity when the lessee no longer controls the use of the underlying asset.

The guidance may be applied prospectively to new and existing leasehold improvements, with the remaining balance of existing leasehold improvements amortized over their remaining useful life to the common control group or retrospectively, through a cumulative-effect adjustment to opening retained earnings.

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods withing those fiscal years. Early adoption is permitted.	We do not expect this ASU to have an impact on our consolidated financial statements.

Issued in 2022:

ASU 2022-03, June 2022, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820)	This ASU clarifies that contractual sale restrictions are not considered in measuring the fair value of equity securities, and requires specific disclosures for all entities with equity securities subject to a contractual sale restriction including (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. In addition, the ASU prohibits an entity from recognizing a contractual sale as a separate unit of account.

	This guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted.	We do not expect this ASU to have an impact on our consolidated financial statements. We will continue to assess the impact of this ASU on OP units issued as consideration in future acquisitions.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$190,409	$155,659	$150,324
Interest capitalized	(22,600)	(18,670)	(22,626)
Interest expense	$167,809	$136,989	$127,698
Cash paid for interest, net of amounts capitalized	$158,796	$130,912	$123,585
Cash paid for income taxes	$284	$624	$386
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$883	$1,385	$7,545
Shares issued under dividend reinvestment plan	$1,704	$1,718	$1,727
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$—	$175	$—

	December 31,
	2023	2022
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$250,825	$85,558
Restricted cash (1)	9,179	10,790
Total cash, cash equivalents, and restricted cash	$260,004	$96,348
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets, and is primarily related to escrow accounts.

NOTE 3—REAL ESTATE
2023 Property Acquisitions
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
On May 26, 2023, we exercised our option and acquired the 22.3% tenancy in common ("TIC") interest from our co-owner at Escondido Promenade, as discussed in "2022 Other Transaction" below, for $30.5 million, bringing our ownership interest to 100%. As a result of the transaction, we gained control of this property, and effective May 26, 2023, we have consolidated this property. Approximately $1.8 million and $0.2 million of net assets associated with the 22.3% interest acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.1 million of net assets associated with the 22.3% interest acquired were allocated to other liabilities for "below market leases."
On October 12, 2023, we acquired the fee interest under a portion of our Mercer on One (formerly Mercer Mall) shopping center for $55.0 million pursuant to the purchase option included in the master lease. As a result of this transaction, "finance lease right of use assets, net" of $37.8 million were allocated to "operating real estate" and "finance lease liabilities" decreased by $55.0 million.
2023 Property Dispositions
During the year ended December 31, 2023, we sold one retail property and one portion of a property for sales prices totaling $30.4 million, resulting in net gains totaling approximately $9.7 million.

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
2022 Other Transaction
On August 25, 2022, we entered into a tenancy in common ("TIC") agreement with our partner in the partnership that owned Escondido Promenade. As a result, the Company owned a 77.7% TIC interest, and our former partner owned the remaining 22.3% interest. While the Company controlled and consolidated Escondido Promenade under the previous partnership arrangement, control is shared under the TIC agreement. The transaction was considered a transfer of our previous controlling partner interest in exchange for a non-controlling TIC interest. Accordingly, we deconsolidated the entity and recorded our TIC interest at fair value as an equity method investment. We recognized a $70.4 million "gain on deconsolidation of VIE" on our consolidated statements of operations, which is the difference between the net carrying value of the deconsolidated entity and the fair value of our TIC interest. As of August 25, 2022, the fair value of our investment in the entity was $110.0 million, and is included in "investment in partnerships" on our consolidated balance sheet as of December 31, 2022. As a part of this transaction, we made a $3.5 million loan to our co-owner, which is included in "accounts and notes receivable, net" on our consolidated balance sheet at December 31, 2022. In addition, we entered into a purchase option agreement to acquire the TIC interest from our co-owner, which was secured through an option payment of $1.5 million, and settled on May 26, 2023 as discussed above.

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

	December 31, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$45,726	$(35,209)	$45,737	$(33,892)
Below market leases, lessee	28,101	(5,411)	34,604	(5,847)
Total	$73,827	$(40,620)	$80,341	$(39,739)

Below market leases, lessor	$(269,268)	$104,072	$(267,910)	$91,989
Above market leases, lessee	(11,127)	3,771	(11,127)	3,208
Total	$(280,395)	$107,843	$(279,037)	$95,197
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

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Amortization of above market leases, lessor	$(3,254)	$(3,437)	$(3,150)
Amortization of below market leases, lessor	15,864	14,543	11,897
Net increase in rental income	$12,610	$11,106	$8,747

Amortization of below market leases, lessee	$742	$828	$828
Amortization of above market leases, lessee	(563)	(554)	(538)
Net increase in rental expense	$179	$274	$290
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2023

Above market leases, lessor	2.8 years
Below market leases, lessee	31.0 years
Below market leases, lessor	16.9 years
Above market leases, lessee	18.1 years
The amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2024	$3,478	$15,291
2025	2,409	11,860
2026	2,143	11,392
2027	1,849	10,895
2028	1,474	10,105
Thereafter	21,854	113,009
	$33,207	$172,552

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2023 and 2022:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2023	2022	December 31, 2023	December 31, 2023
Mortgages payable	(Dollars in thousands)
Azalea	$40,000	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	—	SOFR + 0.95%	December 28, 2025
Bell Gardens	11,531	11,835	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	53,617	55,060	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)(3)	29,878	30,876	Various	Various through 2029
Chelsea	4,018	4,446	5.36%	January 15, 2031
Subtotal	519,144	322,317
Net unamortized debt issuance costs and discount	(2,208)	(1,702)
Total mortgages payable, net	516,936	320,615
Notes payable
Term Loan (4)(5)(7)	600,000	600,000	SOFR + 0.85%	April 16, 2024
Revolving credit facility (5)(6)(7)	—	—	SOFR + 0.775%	April 5, 2027
Various	2,387	2,957	Various	Various through 2059
Subtotal	602,387	602,957
Net unamortized debt issuance costs	(442)	(1,880)
Total notes payable, net	601,945	601,077
Senior notes and debentures (7)
2.75% notes	—	275,000	2.75%	June 1, 2023
3.95% notes	600,000	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	—	5.375%	May 1, 2028
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,494,200	3,419,200
Net unamortized debt issuance costs and premium	(13,904)	(11,499)
Total senior notes and debentures, net	3,480,296	3,407,701

Total debt	$4,599,177	$4,329,393
_____________________
(1)On December 29, 2023, we entered into three interest rate swap agreements that fix the interest rate on the mortgage loan at a weighted average interest rate of 5.03% through the initial maturity date.
(2)On November 26, 2019, we entered into two interest rate swap agreements that fix the interest rate on the mortgage loan at 3.67%. The reference rate for the mortgage loan and related swaps was amended from LIBOR to SOFR in May 2023. The amendment was effective for interest payments subsequent to July 1, 2023.
(3)The interest rates on these mortgages range from 3.91% to 5.00%.
(4)On February 6, 2024, we extended the maturity date to April 16, 2025, with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
(5)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR and our term loan bears interest at Term SOFR as defined in the respective credit agreements, plus 0.10%, plus a spread, based on our current credit rating.

(6)The maximum amount drawn under our revolving credit facility during the year ended December 31, 2023 was $115.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.9%.
(7)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures.
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
On December 28, 2023, one of our wholly-owned subsidiaries entered into a $200.0 million mortgage loan, which bears interest at SOFR plus a 95 basis point spread, matures on December 28, 2025, plus two one-year extensions, at our option, and is secured by our Bethesda Row property. The interest rate is effectively fixed at 5.03% through the initial maturity date, as a result of three interest rate swap agreements. Our net proceeds were $199.1 million, after debt issuance costs. Our subsidiary's obligations under the mortgage loan are guaranteed by the Operating Partnership.
During 2023, 2022 and 2021, the maximum amount of borrowings outstanding under our revolving credit facility was $115.5 million, $330.0 million and $150.0 million, respectively. The weighted average amount of borrowings outstanding was $44.7 million, $80.3 million and $19.6 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 5.9%, 3.2% and 0.9%, respectively. The revolving credit facility requires an annual facility fee which is $1.9 million under the amended credit agreement. At December 31, 2023 and December 31, 2022, our revolving credit facility had no balance outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2023, we were in compliance with all default related debt covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2023 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2024	$3,262		$600,674	(1)	$600,000	$1,203,936
2025	247,630	(2)	490		—	248,120
2026	26,282		144		429,200	455,626
2027	178,282		79	(3)	515,000	693,361
2028	2,511		—		350,000	352,511
Thereafter	61,177		1,000		1,600,000	1,662,177
	$519,144		$602,387		$3,494,200	$4,615,731	(4)
 _____________________
(1)Our $600.0 million term loan had an original maturity date of April 16, 2024. On February 6, 2024, we extended the maturity date to April 16, 2025, with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025 plus two one-year extensions, at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027 plus two six-month extensions, at our option to April 5, 2028. As of December 31, 2023, there was no balance outstanding under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2023.

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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,118,881	$1,101,479	$921,692	$895,654
Senior notes and debentures	$3,480,296	$3,201,174	$3,407,701	$3,048,456

As of December 31, 2023, we have five interest rate swap agreements with total notional amounts of $253.6 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $53.6 million of mortgage payables at 3.67% through December 15, 2029. During December 2023, we entered into three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2023 was an asset of $4.7 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2023, the value of our interest rate swaps decreased $1.5 million (including $1.9 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,668	$—	$4,668	$—	$6,144	$—	$6,144
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2023 and December 31, 2022, our share of the change in fair value of the related swaps included in "accumulated other comprehensive (loss) income" was a loss of $0.3 million and income of $0.9 million, respectively.

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
At December 31, 2023 and 2022, our reserves for general liability costs were $3.5 million and $3.3 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2023 and 2022, we made payments from these reserves of $2.0 million and $2.3 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
On December 11, 2019, we received proceeds related to the sale under the threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and recorded a corresponding liability for our estimate of these costs. During 2022, we recorded a net reduction of our liability for condemnation and transaction costs to reflect the impact of tenant settlement and our current estimate of remaining costs. As a result, for the year ended December 31, 2022, we recognized a gain of $9.3 million. During 2023 and 2022, we incurred $1.4 million and $18.0 million of payments to tenants, respectively. At December 31, 2023, we have a liability of $3.6 million to reflect our estimate of the remaining costs.
At December 31, 2023, we had letters of credit outstanding of approximately $6.5 million.
As of December 31, 2023 in connection with capital improvement, development, and redevelopment projects, we have contractual obligations of approximately $168.4 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2023:

(In thousands)
Year ending December 31,
2024	$5,819
2025	5,772
2026	5,406
2027	5,042
2028	5,100
Thereafter	194,040
Total future minimum operating lease payments	221,179
Less amount representing interest	(145,309)
Operating lease liabilities	$75,870

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2023, are as follows:

(In thousands)
Year ending December 31,
2024	$713
2025	713
2026	713
2027	748
2028	801
Thereafter	67,875
Total future minimum finance lease payments	71,563
Less amount representing interest	(58,893)
Finance lease liabilities	$12,670
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from approximately $66 million to $69 million.
A master lease for Melville Mall, as amended on October 14, 2021, includes a fixed price put option at any time prior to June 30, 2025, requiring us to purchase Melville Mall for approximately $3.6 million. Additionally, we have the right to purchase Melville Mall in 2026 for approximately $3.6 million. The consideration is net of a contract amendment fee to be paid by the landlord.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $6 million to $7 million.
The other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $10 million to $11 million.
Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2023, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 635,431 downREIT operating partnership units are outstanding which have a total fair value of $65.5 million, based on our closing stock price on December 31, 2023.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2023, 2022 and 2021, 19,847 shares, 19,502 shares, and 19,758 shares, respectively, were issued under the Plan.
As of December 31, 2023, 2022, and 2021, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2023 and 2022, we had 392,878 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share, and 399,896 shares at December 31, 2021. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. On June 15, 2022, one of our Series 1 Preferred shareholders converted 7,018 preferred shares to 1,675 common shares. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
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
For the year ended December 31, 2023, we sold 1,372,889 common shares (of which, 62,895 settled on January 2, 2024) at a weighted average price per share of $101.89 for net cash proceeds of $138.3 million including paying $1.4 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2022, we issued 430,473 common shares at a weighted average price per share of $111.49 for net cash proceeds of $47.4 million and paid $0.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of December 31, 2023, we have the remaining capacity to issue up to $312.1 million in common shares under our ATM equity program.
During 2022, we settled forward sales contracts by issuing 2,203,655 common shares for net proceeds of $259.4 million. We have no outstanding forward sales agreements as of December 31, 2023.
Effective May 4, 2023, our Declaration of Trust was amended to increase the number of authorized common shares of beneficial interest to 200,000,000.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2023		2022		2021
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.340	$4.330	$4.300	$4.290	$4.260	$4.250
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.250

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2023	2022	2021
Common shares
Ordinary dividend	$3.551	$3.518	$3.358
Capital gain	0.130	0.772	0.680
Return of capital	0.649	—	0.212
	$4.330	$4.290	$4.250
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.313	$1.110	$1.124
Capital gain	0.041	0.244	0.230
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.213	$1.025	1.038
Capital gain	0.037	0.225	0.212
	$1.250	$1.250	$1.250
On November 2, 2023, the Trustees declared a quarterly cash dividend of $1.09 per common share, payable January 16, 2024 to common shareholders of record on January 2, 2024.
NOTE 10— LEASES
At December 31, 2023, our 102 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,300 commercial leases and 3,100 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2023, no one tenant or corporate group of tenants accounted for more than 2.7% of annualized base rent.
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
As of December 31, 2023, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2024	$725,458
2025	667,483
2026	601,092
2027	528,854
2028	424,229
Thereafter	1,680,181
$4,627,297

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$998	$1,251	$1,284
Interest on lease liabilities	4,332	5,743	5,828
Operating lease cost	6,232	6,138	5,687
Variable lease cost	348	309	246
Total lease cost	$11,910	$13,441	$13,045

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$4,227	$5,642	$5,723
Operating cash flows for operating leases	$6,146	$5,644	$5,288
Financing cash flows for finance leases	$55,228	$50	$51

		December 31,
		2023	2022
Weighted-average remaining term - finance leases		70.6 years	13.9 years
Weighted-average remaining term - operating leases		53.6 years	53.3 years
Weighted-average discount rate - finance leases		6.5%	8.1%
Weighted-average discount rate - operating leases		4.8%	4.8%
ROU assets obtained in exchange for operating lease liabilities		$—	$6,476

NOTE 11—COMPONENTS OF RENTAL EXPENSES
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Repairs and maintenance	$87,349	$90,343	$78,028
Utilities	35,109	34,226	27,808
Management fees and costs	30,203	27,416	24,919
Payroll	20,598	19,693	18,341
Insurance	18,273	16,380	14,406
Marketing	7,978	7,814	7,481
Ground rent	5,303	5,092	4,571
Other operating	26,853	27,994	22,567
Total rental expenses	$231,666	$228,958	$198,121

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)

Grants of common shares, restricted stock units, and options	$15,427	$15,018	$14,434
Capitalized share-based compensation	(1,119)	(1,314)	(1,425)
Share-based compensation expense	$14,308	$13,704	$13,009

As of December 31, 2023, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2023 and 2022. The following table provides a summary of the assumptions used to value options granted in 2021:

Year Ended December 31,
2021
Volatility	29.3%
Expected dividend yield	4.1%
Expected term (in years)	7.5
Risk free interest rate	0.9%
The weighted-average grant-date fair value of options granted in 2021 was $16.40 per share. The following table provides a summary of option activity for 2023:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2022	1,829	$95.77
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2023	1,829	$95.77	7.1	$13
Exercisable at December 31, 2023	732	$95.77	7.1	$5
The following table provides a summary of restricted share activity for 2023:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	279,745	$114.75
Granted	145,178	109.44
Vested	(132,788)	115.25
Forfeited	(5,930)	111.75
Unvested at December 31, 2023	286,205	$111.89
The weighted-average grant-date fair value of stock awarded in 2023, 2022 and 2021 was $109.44, $125.34 and $97.46, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2023, 2022 and 2021, was $14.4 million, $14.3 million and $11.0 million, respectively.
On February 10, 2021, 10,441 restricted stock units were awarded to an officer that vest at the end of four years. The final awards earned are based on meeting certain market based performance criteria, and may vary from 0% to 200% of the original award. The weighted-average grant-date fair value of the restricted stock units awarded in 2021 was $97.01. There has been no activity in 2023.

As of December 31, 2023, there was $18.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.5 years with a weighted-average period of 2.0 years.
Subsequent to December 31, 2023, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2024	6,693	Shares	Immediate	Trustees
February 6, 2024	141,002	Restricted Shares	3-4 years	Officers and key employees
February 6, 2024	1,190	Options	5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $22,500 for 2023, $20,500 for 2022, and 19,500 for 2021. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2023, 2022 and 2021 was approximately $960,000, $869,000 and $816,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2023 and 2022, we are liable to participants for approximately $22.0 million and $18.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For 2023, 2022, and 2021, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,829 stock options in 2023,
•conversions of downREIT operating partnership units for 2023 and 2021,
•5.417% Series 1 Cumulative Convertible Preferred Shares and units for 2023, 2022, and 2021, and
•the issuance of 1.8 million shares and units issuable under forward sales agreements in 2021.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the award has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
NUMERATOR
Net income	$247,217	$395,661	$269,081
Less: Preferred share dividends	(8,032)	(8,034)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(10,232)	(10,170)	(7,583)
Less: Earnings allocated to unvested shares	(1,286)	(1,328)	(1,211)
Net income available for common shareholders, basic	227,667	376,129	252,245
Add: Income attributable to downREIT operating partnership units	—	2,810	—
Net income available for common shareholders, diluted	$227,667	$378,939	$252,245
DENOMINATOR
Weighted average common shares outstanding—basic	81,313	79,854	77,336
Effect of dilutive securities:
Open forward contracts for share issuances	—	—	32
DownREIT operating partnership units	—	654	—
Weighted average common shares outstanding—diluted	81,313	80,508	77,368

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$2.80	$4.71	$3.26
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$2.80	$4.71	$3.26

Federal Realty OP LP Trust Earnings per Unit

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per unit data)
NUMERATOR
Net income	$247,217	$395,661	$269,081
Less: Preferred unit distributions	(8,032)	(8,034)	(8,042)
Less: Income from operations attributable to noncontrolling interests	(10,232)	(10,170)	(7,583)
Less: Earnings allocated to unvested units	(1,286)	(1,328)	(1,211)
Net income available for common unit holders, basic	227,667	376,129	252,245
Add: Income attributable to downREIT operating partnership units	—	2,810	—
Net income available for common unit holders, diluted	$227,667	$378,939	$252,245
DENOMINATOR
Weighted average common units outstanding—basic	81,313	79,854	77,336
Effect of dilutive securities:
Common unit issuances relating to open common forward contracts	—	—	32
DownREIT operating partnership units	—	654	—
Weighted average common units outstanding—diluted	81,313	80,508	77,368

EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$2.80	$4.71	$3.26
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$2.80	$4.71	$3.26

NOTE 15—SUBSEQUENT EVENTS
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes (the “Notes”) that mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. On or after July 15, 2028, the Notes will be exchangeable for cash up to the principal amount of the Notes and, if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $122.80 per common share). Net proceeds after the initial purchaser’s discount and estimated offering costs were approximately $471 million.
In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, which represents a premium of approximately 40% over the last reported sale price of our common shares of $102.33 on the New York Stock Exchange on January 8, 2024, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Notes were used to pay the capped call premium of $19.4 million, which will be recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
On January 16, 2024, we repaid the $600.0 million 3.95% senior unsecured notes at maturity.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$11,795	$10,195	$30,674	$40,869	$17,699	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	19,203	2,432	31,549	33,981	23,774	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	1,001,514	69,421	1,059,541	1,128,962	166,961	2005, 2012-2023	2005-2013	(1)
AZALEA (California)	39,902	40,219	67,117	2,016	40,219	69,133	109,352	15,771	2014	8/2/2017	(1)
BALA CYNWYD (Pennsylvania)		3,565	14,466	58,798	2,683	74,146	76,829	33,085	1955/2020	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	9,299	12,617	38,902	51,519	10,202	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	54,834	4,363	71,293	75,656	52,383	1958	12/31/1985	(1)
BELL GARDENS (California)	11,386	24,406	85,947	8,906	24,406	94,853	119,259	27,185	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)	199,151	46,579	35,406	183,832	44,350	221,467	265,817	110,714	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BIRCH & BROAD (Virginia)		1,798	1,270	23,021	1,819	24,270	26,089	11,743	1960/1962	9/30/67 & 10/05/72	(1)
BRICK PLAZA (New Jersey)		—	24,715	82,586	4,385	102,916	107,301	68,415	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	17,177	3,856	33,136	36,992	23,331	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,386	7,128	38,355	5,993	7,128	44,348	51,476	13,704	1986/2004	1/1/2014	(1)
CAMELBACK COLONNADE (Arizona)		52,658	126,646	1,230	52,658	127,876	180,534	11,743	1977/2019	6/14/2021	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	1,010	16,710	14,422	31,132	4,284	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	3,894	8,689	19,466	9,951	8,669	29,437	38,106	11,045	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
CHESTERBROOK (Virginia)		13,042	24,725	8,566	13,042	33,291	46,333	2,436	1967/1991	4/30/21	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COCOWALK (Florida)		32,513	71,536	100,055	48,943	155,161	204,104	28,093	1990/1994, 1922-1973, 2018-2021	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	7,604	2,415	11,568	13,983	10,299	1905-1988	8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	99,752	2,793	107,176	109,969	70,269	1965/2003/ 2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,717	1,750	5,586	7,336	3,775	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	20,464	4,635	32,075	36,710	24,647	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	10,416	27,245	64,991	92,236	34,787	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN COMMONS (Connecticut)		30,368	19,523	99,046	30,368	118,569	148,937	7,299	1920-2009/2022-2023	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,354	13,413	22,389	16,354	35,802	52,156	21,373	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	18,446	15,587	60,195	75,782	32,157	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	12,975	29,069	151,010	180,079	56,523	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	23,327	4,013	34,651	38,664	24,486	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		29,281	105,736	182	29,281	105,918	135,199	5,809	1987	5/26/2023	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	5,648	16,768	29,473	46,241	5,174	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	45,417	10,216	63,312	73,528	53,555	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	20,918	9,252	30,462	39,714	24,206	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	14,365	1,507	18,146	19,653	8,780	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	3,995	13,978	13,904	27,882	4,572	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	40,950	—	44,205	44,205	4,262	2018-2020	6/15/2018	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
FRESH MEADOWS (New York)		24,625	25,255	46,717	24,633	71,964	96,597	51,580	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	3,757	12,696	24,560	37,256	14,997	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	26,720	5,973	33,719	39,692	21,815	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	8,580	2,677	13,409	16,086	10,515	1958	7/28/1994	(1)
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	4,766	32,202	54,352	86,554	7,562	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	28,024	2,068	32,929	34,997	23,482	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		642	7,629	19,114	653	26,732	27,385	19,363	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	17,836	525	19,437	19,962	18,005	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	2,376	10,917	22,918	33,835	6,543	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	7,513	1968	4/12/1995	(1)
GROSSMONT CENTER (California)		125,434	50,311	1,194	125,434	51,505	176,939	9,032	1961, 1963, 1982-1983, 2002	6/1/2021	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	1,071	2,257	23,464	25,721	5,442	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	15,278	8,519	30,812	39,331	16,713	1963	8/6/1998	(1)
HILTON VILLAGE (Arizona)		—	85,431	988	—	86,419	86,419	6,030	1982/1989	6/14/21 & 7/18/22	(1)
HOBOKEN (New Jersey)	83,245	56,866	167,835	3,580	56,872	171,409	228,281	22,079	1887-2006	9/18/19, 11/26/19, 12/19/19, 2/12/20, & 11/18/22	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	36,825	8,370	53,675	62,045	24,913	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	77,609	12,294	93,517	105,811	19,214	1962/2022-2023	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		12,026	33,509	5,142	12,537	38,140	50,677	7,230	1980/2004- 2007/2019	8/16/2010 & 1/31/2023	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	3,761	4,308	13,787	18,095	11,137	1991	4/15/1994	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
KINGS COURT (California)		—	10,714	901	—	11,615	11,615	11,361	1960	8/24/1998	(1)
KINGSTOWNE TOWNE CENTER (Virginia)		72,234	137,466	1,523	72,234	138,989	211,223	8,021	1996/2001/ 2006	4/20/22 & 7/27/22	(1)
LANCASTER (Pennsylvania)		—	2,103	6,693	432	8,364	8,796	6,705	1958	4/24/1980	(1)
LANGHORNE SQUARE (Pennsylvania)		720	2,974	21,264	720	24,238	24,958	19,250	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	31,628	7,551	54,060	61,611	45,960	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	50,304	6,161	58,784	64,945	27,813	1972	7/23/1980 & 4/3/17	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	59,687	79,346	78,970	158,316	36,551	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	36,638	35,622	69,520	105,142	27,995	1974	10/16/2006	(1)
MERCER ON ONE (FORMERLY KNOWN AS MERCER MALL) (New Jersey)		19,152	44,384	52,891	19,102	97,325	116,427	43,920	1975	10/14/03, 1/31/17, & 10/12/2023	(1)
MONTROSE CROSSING (Maryland)		48,624	91,819	32,056	48,624	123,875	172,499	48,448	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		15,769	33,501	46,133	15,851	79,552	95,403	50,467	1966/1972/ 1987/2001	3/31/03, 3/21/03, 1/27/06 & 1/4/21	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	25,941	939	34,719	35,658	23,769	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	13,047	638	14,045	14,683	7,614	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	37,064	3,420	39,829	43,249	26,408	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	21,130	15,048	67,862	82,910	10,589	2017-2018	8/2/2017	(1)
PAN AM (Virginia)		8,694	12,929	10,707	8,695	23,635	32,330	18,863	1979	2/5/1993	(1)
PERRING PLAZA (Maryland)		2,800	6,461	28,432	2,800	34,893	37,693	25,530	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	820,583	33,716	828,673	862,389	124,714	1963, 2012-2023	5/18/82, 10/26/07, & 7/31/12	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
PIKE 7 PLAZA (Virginia)		14,970	22,799	18,105	14,914	40,960	55,874	23,250	1968	3/31/97 & 7/8/15	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	14,913	10,305	36,466	46,771	11,427	1969	1/13/2016	(1)
PLAZA DEL SOL (California)		5,605	12,331	(19)	5,605	12,312	17,917	2,595	2009	8/2/2017	(1)
PLAZA EL SEGUNDO/THE POINT (California)	124,706	62,127	153,556	93,766	64,463	244,986	309,449	83,364	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	7,886	3,319	16,343	19,662	12,380	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	29,972	2,928	38,190	41,118	27,989	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	2,603	15,422	107,175	122,597	23,045	1989, 2012	3/31/2017	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	7,232	26,400	25,694	52,094	7,252	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	1,241,432	57,592	1,258,024	1,315,616	323,191	1999-2006, 2009, 2011, 2014, 2016-2023	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SHOPS AT PEMBROKE GARDENS (Florida)		39,506	141,356	650	39,506	142,006	181,512	8,087	2007	7/27/2022	(1)
SYLMAR TOWNE CENTER (California)		18,522	24,637	3,420	18,522	28,057	46,579	5,567	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)		20,682	72,432	40,410	20,685	112,839	133,524	53,760	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	43,266	18,016	103,115	10,581	18,021	113,691	131,712	35,803	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	2,227	4,441	15,076	19,517	7,936	2005 - 2006	3/8/2007	(1)
THIRD STREET PROMENADE (California)		17,161	12,051	51,169	19,642	60,739	80,381	36,598	1888-2000	1996-2000	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	8,565	7,280	18,973	26,253	11,679	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	31,962	29,962	75,330	105,292	30,876	1989, 2017	1/19/11 & 6/13/14	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2023
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
TROY HILLS (New Jersey)		3,126	5,193	33,050	5,865	35,504	41,369	26,645	1966	7/23/1980	(1)
TWINBROOKE SHOPPING CENTRE (Virginia)		16,484	18,898	755	16,484	19,653	36,137	1,764	1977	9/2/2021	(1)
TYSON'S STATION (Virginia)		388	453	6,323	493	6,671	7,164	4,383	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	48,905	6,323	67,151	73,474	37,988	1940, 2006-2009	12/21/1995	(1)
WESTGATE CENTER (California)		6,319	107,284	43,876	6,319	151,160	157,479	83,068	1960-1966	3/31/2004	(1)
WESTPOST (Virginia)		—	2,955	109,946	—	112,901	112,901	63,606	1999 - 2002	1998 & 11/22/10	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	2,170	3,514	23,547	27,061	12,580	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		27,720	—	213	27,750	183	27,933	56	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	18,370	9,111	19,431	28,542	11,661	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	41,838	1,499	48,481	49,980	23,360	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	97,749	7,790	100,874	108,664	72,875	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	22,569	8,055	36,328	44,383	29,048	1948	10/29/1996	(1)
TOTALS	$516,936	$1,730,629	$3,164,741	$5,650,817	$1,726,021	$8,820,166	$10,546,187	$2,963,519

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2023
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2020	$8,582,870
Additions during period
Acquisitions	519,350
Improvements	424,521
Deduction during period—dispositions and retirements of property	(104,679)
Balance, December 31, 2021	9,422,062
Additions during period
Acquisitions	445,319
Improvements	399,623
Deductions during period
Dispositions and retirements of property	(107,682)
Deconsolidation of VIE	(54,823)
Balance, December 31, 2022	10,104,499
Additions during period
Improvements	287,286
Reconsolidation of VIE	135,017
Acquisitions	74,723
Deduction during period—dispositions and retirements of property	(55,338)
Balance, December 31, 2023 (1)	$10,546,187
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $9.4 billion as of December 31, 2023.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2023
Reconciliation of Accumulated Depreciation and Amortization
(In thousands)

Balance, December 31, 2020	$2,357,692
Additions during period—depreciation and amortization expense	246,338
Deductions during period -dispositions and retirements of property	(72,935)
Balance, December 31, 2021	2,531,095
Additions during period—depreciation and amortization expense	266,877
Deductions during period
Dispositions and retirements of property	(59,066)
Deconsolidation of VIE	(23,089)
Balance, December 31, 2022	2,715,817
Additions during period
Depreciation and amortization expense	282,896
Reconsolidation of VIE	2,869
Deductions during period -dispositions and retirements of property	(38,063)
Balance, December 31, 2023	$2,963,519

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2023

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Second mortgage on a retail shopping center in Rockville, MD	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	$58,750	(2)	$5,075	$4,696	$—
Second mortgage on a retail shopping center in Rockville, MD	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(2)	4,500	4,500	—
Second mortgage on a retail shopping center in Baltimore, MD	7.0%	October 2031	Principal and interest monthly; balloon payment due at maturity	4,990	(3)	503	—	—
				$63,740		$10,078	$9,196	$—
_____________________
(1)The amounts are net of any expected losses in accordance with ASU 2016-13. See note 2 to the consolidated financial statements. For Federal tax purposes, the aggregate tax basis is approximately $10.1 million as of December 31, 2023.
(2)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2023 is estimated.
(3)This mortgage is subordinate to a first mortgage of $5.0 million. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2023 is estimated.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2023
Reconciliation of Carrying Amount
(In thousands)

Balance, December 31, 2020	$39,892
Additions during period:
Issuance of loans	600
Deductions during period:
Collection and satisfaction of loans	(30,339)
Valuation adjustments	(610)
Balance, December 31, 2021	9,543
Deductions during period:
Valuation adjustments	(44)
Collection and satisfaction of loans	(43)
Balance, December 31, 2022	9,456
Deductions during period:
Valuation adjustments	(213)
Collection and satisfaction of loans	(47)
Balance, December 31, 2023	$9,196