Form 10-Q
period 2024-03-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2024-05-02
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on April 29, 2024 was 82,952,622.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2024, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of March 31, 2024, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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
Shareholders' equity, partner capital, and non-controlling interests are the primary areas of difference between the unaudited consolidated financial statements of the Parent Company and those of the Operating Partnership. The Operating Partnership’s capital currently includes OP Units owned by the Parent Company, and may in the future include OP Units owned by third parties. OP Units owned by third parties, if any, are accounted for in capital in the Operating Partnership’s financial statements and in non-controlling interests in the Parent Company’s financial statements.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2024

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,024,995 and $2,021,622 of consolidated variable interest entities, respectively)	$10,027,356	$9,932,891
Construction-in-progress (including $13,299 and $8,677 of consolidated variable interest entities, respectively)	577,745	613,296
	10,605,101	10,546,187
Less accumulated depreciation and amortization (including $430,578 and $416,663 of consolidated variable interest entities, respectively)	(3,032,163)	(2,963,519)
Net real estate	7,572,938	7,582,668
Cash and cash equivalents	95,936	250,825
Accounts and notes receivable, net	207,650	201,733
Mortgage notes receivable, net	9,183	9,196
Investment in partnerships	33,687	34,870
Operating lease right of use assets, net	86,359	86,993
Finance lease right of use assets, net	6,795	6,850
Prepaid expenses and other assets	259,112	263,377
TOTAL ASSETS	$8,271,660	$8,436,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $188,629 and $189,286 of consolidated variable interest entities, respectively)	$516,257	$516,936
Notes payable, net	613,912	601,945
Senior notes and debentures, net	3,353,228	3,480,296
Accounts payable and accrued expenses	185,594	174,714
Dividends payable	92,818	92,634
Security deposits payable	29,895	30,482
Operating lease liabilities	75,275	75,870
Finance lease liabilities	12,698	12,670
Other liabilities and deferred credits	213,027	225,443
Total liabilities	5,092,704	5,210,990
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	182,964	183,363
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, respectively, 82,948,600 and 82,775,286 shares issued and outstanding, respectively	835	833
Additional paid-in capital	3,946,740	3,959,276
Accumulated dividends in excess of net income	(1,196,225)	(1,160,474)
Accumulated other comprehensive income	6,899	4,052
Total shareholders’ equity of the Trust	2,918,071	2,963,509
Noncontrolling interests	77,921	78,650
Total shareholders’ equity	2,995,992	3,042,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,271,660	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
REVENUE
Rental income	$291,045	$272,798
Mortgage interest income	278	261
Total revenue	291,323	273,059
EXPENSES
Rental expenses	61,659	55,205
Real estate taxes	34,060	32,566
General and administrative	12,006	12,545
Depreciation and amortization	83,404	78,637
Total operating expenses	191,129	178,953

Gain on sale of real estate	—	1,702

OPERATING INCOME	100,194	95,808

OTHER INCOME/(EXPENSE)
Other interest income	1,483	632
Interest expense	(43,693)	(39,225)
Income from partnerships	32	516
NET INCOME	58,016	57,731
Net income attributable to noncontrolling interests	(1,280)	(2,396)
NET INCOME ATTRIBUTABLE TO THE TRUST	56,736	55,335
Dividends on preferred shares	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$54,728	$53,327

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.66	$0.65
Weighted average number of common shares	82,605	81,141

COMPREHENSIVE INCOME	$60,944	$56,395

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$59,583	$54,124

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income (loss), excluding $1,570 attributable to redeemable noncontrolling interests	—	—	—	—	—	56,736	—	(290)	56,446
Other comprehensive income - change in fair value of interest rate swaps, excluding $81 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,847	—	2,847
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(90,479)	—	—	(90,479)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,050 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(798)	(798)
Common shares issued, net	—	—	62,923	1	6,376	—	—	—	6,377
Shares issued under dividend reinvestment plan	—	—	4,628	—	355	—	—	—	355
Share-based compensation expense, net of forfeitures	—	—	147,407	1	4,429	—	—	—	4,430
Shares withheld for employee taxes	—	—	(45,804)	—	(4,614)	—	—	—	(4,614)
Conversion of downREIT OP units	—	—	4,160	—	366	—	—	(366)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
BALANCE AT MARCH 31, 2024	398,878	$159,822	82,948,600	$835	$3,946,740	$(1,196,225)	$6,899	$77,921	$2,995,992

BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $1,668 attributable to redeemable noncontrolling interests	—	—	—	—	—	55,335	—	728	56,063
Other comprehensive loss - change in fair value of interest rate swaps, excluding $125 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,211)	—	(1,211)
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(88,033)	—	—	(88,033)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,560 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,048)	(1,048)
Common shares issued, net	—	—	57,064	1	6,250	—	—	—	6,251
Shares issued under dividend reinvestment plan	—	—	4,664	—	423	—	—	—	423
Share-based compensation expense, net of forfeitures	—	—	141,234	1	4,433	—	—	—	4,434
Shares withheld for employee taxes	—	—	(42,240)	—	(4,645)	—	—	—	(4,645)
Conversion of downREIT OP units	—	—	7,523	—	668	—	—	(668)	—
BALANCE AT MARCH 31, 2023	398,878	$159,822	81,511,204	$820	$3,828,930	$(1,068,892)	$4,546	$79,015	$3,004,241
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$58,016	$57,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,404	78,637
Gain on sale of real estate	—	(1,702)
Income from partnerships	(32)	(516)
Straight-line rent	(5,207)	(2,478)
Share-based compensation expense	4,160	4,097
Other, net	(1,001)	(1,277)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(500)	(466)
Decrease in prepaid expenses and other assets	3,624	3,563
Increase in accounts payable and accrued expenses	7,194	1,941
(Decrease) increase in security deposits and other liabilities	(8,498)	3,477
Net cash provided by operating activities	141,160	143,007
INVESTING ACTIVITIES
Acquisition of real estate	—	(35,340)
Capital expenditures - development and redevelopment	(35,993)	(50,780)
Capital expenditures - other	(27,754)	(25,737)
Proceeds from sale of real estate	—	12,626
Distribution from partnerships in excess of earnings	1,454	2,174
Leasing costs	(4,649)	(3,754)
Net cash used in investing activities	(66,942)	(100,811)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	12,500	60,000
Issuance of senior notes, net of costs	471,576	—
Repayment of senior notes	(600,000)	—
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(819)	(819)
Purchase of capped calls	(19,448)	—
Issuance of common shares, net of costs	6,312	6,245
Dividends paid to common and preferred shareholders	(91,883)	(89,431)
Shares withheld for employee taxes	(4,614)	(4,645)
Contributions from noncontrolling interests	725	—
Distributions to and redemptions of redeemable noncontrolling interests	(2,848)	(2,616)
Net cash used in financing activities	(229,401)	(31,266)
(Decrease) increase in cash, cash equivalents and restricted cash	(155,183)	10,930
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$104,821	$107,278
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,024,995 and $2,021,622 of consolidated variable interest entities, respectively)	$10,027,356	$9,932,891
Construction-in-progress (including $13,299 and $8,677 of consolidated variable interest entities, respectively)	577,745	613,296
	10,605,101	10,546,187
Less accumulated depreciation and amortization (including $430,578 and $416,663 of consolidated variable interest entities, respectively)	(3,032,163)	(2,963,519)
Net real estate	7,572,938	7,582,668
Cash and cash equivalents	95,936	250,825
Accounts and notes receivable, net	207,650	201,733
Mortgage notes receivable, net	9,183	9,196
Investment in partnerships	33,687	34,870
Operating lease right of use assets, net	86,359	86,993
Finance lease right of use assets, net	6,795	6,850
Prepaid expenses and other assets	259,112	263,377
TOTAL ASSETS	$8,271,660	$8,436,512
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $188,629 and $189,286 of consolidated variable interest entities, respectively)	$516,257	$516,936
Notes payable, net	613,912	601,945
Senior notes and debentures, net	3,353,228	3,480,296
Accounts payable and accrued expenses	185,594	174,714
Dividends payable	92,818	92,634
Security deposits payable	29,895	30,482
Operating lease liabilities	75,275	75,870
Finance lease liabilities	12,698	12,670
Other liabilities and deferred credits	213,027	225,443
Total liabilities	5,092,704	5,210,990
Commitments and contingencies (Note 5)
Redeemable noncontrolling interests	182,964	183,363
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 82,948,600 and 82,775,286 units issued and outstanding, respectively	2,756,384	2,804,669
Accumulated other comprehensive income	6,899	4,052
Total partner capital	2,918,071	2,963,509
Noncontrolling interests in consolidated partnerships	77,921	78,650
Total capital	2,995,992	3,042,159
TOTAL LIABILITIES AND CAPITAL	$8,271,660	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per unit data)
REVENUE
Rental income	$291,045	$272,798
Mortgage interest income	278	261
Total revenue	291,323	273,059
EXPENSES
Rental expenses	61,659	55,205
Real estate taxes	34,060	32,566
General and administrative	12,006	12,545
Depreciation and amortization	83,404	78,637
Total operating expenses	191,129	178,953

Gain on sale of real estate	—	1,702

OPERATING INCOME	100,194	95,808

OTHER INCOME/(EXPENSE)
Other interest income	1,483	632
Interest expense	(43,693)	(39,225)
Income from partnerships	32	516
NET INCOME	58,016	57,731
Net income attributable to noncontrolling interests	(1,280)	(2,396)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	56,736	55,335
Distributions on preferred units	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$54,728	$53,327

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.66	$0.65
Weighted average number of common units	82,605	81,141

COMPREHENSIVE INCOME	$60,944	$56,395

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$59,583	$54,124

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income (loss), excluding $1,570 attributable to redeemable noncontrolling interests	2,008	54,728	—	56,736	(290)	56,446
Other comprehensive income - change in fair value of interest rate swaps, excluding $81 attributable to redeemable noncontrolling interest	—	—	2,847	2,847	—	2,847
Distributions declared to common unit holders	—	(90,479)	—	(90,479)	—	(90,479)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,050 attributable to redeemable noncontrolling interests	—	—	—	—	(798)	(798)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,377	—	6,377	—	6,377
Common units issued under dividend reinvestment plan	—	355	—	355	—	355
Share-based compensation expense, net of forfeitures	—	4,430	—	4,430	—	4,430
Common units withheld for employee taxes	—	(4,614)	—	(4,614)	—	(4,614)
Conversion of downREIT OP units	—	366	—	366	(366)	—
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT MARCH 31, 2024	$154,788	$2,756,384	$6,899	$2,918,071	$77,921	$2,995,992

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $1,668 attributable to redeemable noncontrolling interests	2,008	53,327	—	55,335	728	56,063
Other comprehensive loss - change in fair value of interest rate swaps, excluding $125 attributable to redeemable noncontrolling interests	—	—	(1,211)	(1,211)	—	(1,211)
Distributions declared to common unit holders	—	(88,033)	—	(88,033)	—	(88,033)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,560 attributable to redeemable noncontrolling interests	—	—	—	—	(1,048)	(1,048)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,251	—	6,251	—	6,251
Common units issued under dividend reinvestment plan	—	423	—	423	—	423
Share-based compensation expense, net of forfeitures	—	4,434	—	4,434	—	4,434
Common units withheld for employee taxes	—	(4,645)	—	(4,645)	—	(4,645)
Conversion of downREIT OP units	—	668	—	668	(668)	—
BALANCE AT MARCH 31, 2023	$154,788	$2,765,892	$4,546	$2,925,226	$79,015	$3,004,241
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$58,016	$57,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,404	78,637
Gain on sale of real estate	—	(1,702)
Income from partnerships	(32)	(516)
Straight-line rent	(5,207)	(2,478)
Share-based compensation expense	4,160	4,097
Other, net	(1,001)	(1,277)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable, net	(500)	(466)
Decrease in prepaid expenses and other assets	3,624	3,563
Increase in accounts payable and accrued expenses	7,194	1,941
(Decrease) increase in security deposits and other liabilities	(8,498)	3,477
Net cash provided by operating activities	141,160	143,007
INVESTING ACTIVITIES
Acquisition of real estate	—	(35,340)
Capital expenditures - development and redevelopment	(35,993)	(50,780)
Capital expenditures - other	(27,754)	(25,737)
Proceeds from sale of real estate	—	12,626
Distribution from partnerships in excess of earnings	1,454	2,174
Leasing costs	(4,649)	(3,754)
Net cash used in investing activities	(66,942)	(100,811)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	12,500	60,000
Issuance of senior notes, net of costs	471,576	—
Repayment of senior notes	(600,000)	—
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(819)	(819)
Purchase of capped calls	(19,448)	—
Issuance of common units, net of costs	6,312	6,245
Distributions to common and preferred unit holders	(91,883)	(89,431)
Shares withheld for employee taxes	(4,614)	(4,645)
Contributions from noncontrolling interests	725	—
Distributions to and redemptions of redeemable noncontrolling interests	(2,848)	(2,616)
Net cash used in financing activities	(229,401)	(31,266)
(Decrease) increase in cash, cash equivalents and restricted cash	(155,183)	10,930
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$104,821	$107,278

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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
General Economic Conditions
Heightened levels of inflation and higher interest rates present risks for our business and our tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year.
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
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement (see Note 3 for additional information). We account for our Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (after the adoption of ASU 2020-06, Debt - Debt and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Contracts in an Entity's Own Equity ("ASU 2020-06)). The embedded exchange feature is eligible for an exception from derivative accounting because it is indexed to our own stock and meets the equity classification under ASC 815-40; therefore, the exchange feature is not bifurcated. At each reporting period, we calculate the effect of the Notes on our dilutive earnings per common share and per common unit using the if-converted method. In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. Similar to the exchange feature embedded in the Notes, the capped call transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Adopted during 2024:
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

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted.	We adopted this ASU as of January 1, 2024. The implementation of this ASU did not have an impact on our consolidated financial statements.

Issued in 2023:
ASU 2023-07, November 2023, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures	This ASU requires public entities to provide disclosures of significant segment expense and other significant segment items, as well as provide in interim period all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, public entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

	The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	While we continue to evaluate the impact of this ASU on our Form 10-K for year ended December 31, 2024, we anticipate providing the disclosures required by ASC 280 for our single reportable segment.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$48,999	$44,606
Interest capitalized	(5,306)	(5,381)
Interest expense	$43,693	$39,225
Cash paid for interest, net of amounts capitalized	$39,199	$37,136
Cash refunded for income taxes	$5	$—
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$420	$429
DownREIT operating partnership units redeemed for common shares	$366	$668

	March 31,	December 31,
	2024	2023
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$95,936	$250,825
Restricted cash (1)	8,885	9,179
Total cash, cash equivalents, and restricted cash	$104,821	$260,004
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—DEBT
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.6 million. Interest expense related to these Notes for the three months ended March 31, 2024 was $4.1 million, including debt issuance cost amortization.
Prior to the close of business on July 15, 2028, the Notes will be exchangeable at the option of holders only upon certain circumstances and during certain periods. On or after July 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may exchange their Notes at any time. The Operating Partnership will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating Partnership to the Trust. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (which is equivalent to an exchange price of approximately $122.80 per common share and reflects an exchange premium of approximately 20% based on the closing price of $102.33 on January 8, 2024). The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly common dividend in excess of $1.09 per share, but will not be adjusted for any accrued and unpaid interest.
The Operating Partnership may redeem the Notes, at its option, in whole or in part, on or after January 20, 2027 if the last reported sales price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, which represents a premium of approximately 40% over the last reported sale price of our common shares of $102.33 on the New York Stock Exchange on January 8, 2024, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Notes were used to pay the capped call premium of $19.4 million, which is recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
On January 16, 2024, we repaid our $600.0 million 3.95% senior unsecured notes at maturity.
On February 6, 2024, we exercised our first option and extended the maturity date of our $600.0 million unsecured term loan to April 16, 2025, with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
During the three months ended March 31, 2024, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $12.5 million. The weighted average amount of borrowings outstanding was $1.9 million, and the weighted average interest rate, before amortization of debt fees, was 6.2% for the three months ended March 31, 2024. At March 31, 2024, our revolving credit facility had $12.5 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2024, we were in compliance with all default related debt covenants.

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

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,130,169	$1,112,230	$1,118,881	$1,101,479
Senior notes and debentures, net	$3,353,228	$3,044,373	$3,480,296	$3,201,174

As of March 31, 2024, we have five interest rate swap agreements with total notional amounts of $253.2 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $53.2 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2024 was an asset of $7.4 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three months ended March 31, 2024, the value of our interest rate swaps increased $2.7 million (including $1.1 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$7,357	$—	$7,357	$—	$4,668	$—	$4,668

One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2024, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.2 million.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 631,271 downREIT operating partnership units are outstanding which have a total fair value of approximately $64.5 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2024.

NOTE 6—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2024		2023
	Declared	Paid	Declared	Paid
Common shares	$1.090	$1.090	$1.080	$1.080
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

On March 8, 2024, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2024, we issued 62,895 common shares (which were sold during 2023 under our previous ATM equity program), at a weighted average price per share of $105.04 for net cash proceeds of $6.4 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. There were no sales during the three months ended March 31, 2024 under the amended ATM equity program, and therefore we have the capacity to issue up to $500.0 million in common shares under this program as of March 31, 2024.

NOTE 7—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,430	$4,434
Capitalized share-based compensation	(270)	(337)
Share-based compensation expense	$4,160	$4,097

NOTE 8—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three months ended March 31, 2024 and 2023, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 3,019 and 1,829 stock options for the three months ended March 31, 2024 and 2023, respectively,
•conversions of downREIT operating partnership units for both the three months ended March 31, 2024 and 2023,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three months ended March 31, 2024 and 2023, and
•exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for the three months ended March 31, 2024.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.
Federal Realty Investment Trust Earnings per Share

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
NUMERATOR
Net income	$58,016	$57,731
Less: Preferred share dividends	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(1,280)	(2,396)
Less: Earnings allocated to unvested shares	(333)	(327)
Net income available for common shareholders, basic and diluted	$54,395	$53,000
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	82,605	81,141

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.66	$0.65

Federal Realty OP LP Earnings per Unit

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per unit data)
NUMERATOR
Net income	$58,016	$57,731
Less: Preferred unit distributions	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(1,280)	(2,396)
Less: Earnings allocated to unvested units	(333)	(327)
Net income available for common unit holders, basic and diluted	$54,395	$53,000
DENOMINATOR
Weighted average common units outstanding, basic and diluted	82,605	81,141

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.66	$0.65

NOTE 9—SUBSEQUENT EVENT
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for approximately $12 million, bringing our ownership to 100%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2024.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
Federal Realty Investment Trust (the "Parent Company" or the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of March 31, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.2 million commercial square feet. In total, the real estate projects were 94.3% leased and 92.0% occupied at March 31, 2024.
General Economic Conditions
The heightened levels of inflation, higher interest rates, and potentially worsening economic conditions present risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
See further discussion of the impact of current economic conditions on our business throughout Item 2.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.
Debt and Equity Transactions
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.6 million. Interest expense related to these Notes for the three months ended March 31, 2024 was $4.1 million, including debt issuance cost amortization.
Prior to the close of business on July 15, 2028, the Notes will be exchangeable at the option of holders only upon certain circumstances and during certain periods. On or after July 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may exchange their Notes at any time. The Operating Partnership will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating

Partnership to the Trust. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (which is equivalent to an exchange price of approximately $122.80 per common share and reflects an exchange premium of approximately 20% based on the closing price of $102.33 on January 8, 2024). The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly common dividend in excess of $1.09 per share, but will not be adjusted for any accrued and unpaid interest.
The Operating Partnership may redeem the Notes, at its option, in whole or in part, on or after January 20, 2027 if the last reported sales price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, which represents a premium of approximately 40% over the last reported sale price of our common shares of $102.33 on the New York Stock Exchange on January 8, 2024, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Notes were used to pay the capped call premium of $19.4 million, which is recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
On January 16, 2024, we repaid our $600.0 million 3.95% senior unsecured notes at maturity.
On February 6, 2024, we exercised our first option and extended the maturity date of our $600.0 million unsecured term loan to April 16, 2025, with an additional one year extension at our option still available to further extend the loan to April 16, 2026.
On March 8, 2024, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the three months ended March 31, 2024, we issued 62,895 common shares (which were sold during 2023 under our previous ATM equity program), at a weighted average price per share of $105.04 for net cash proceeds of $6.4 million including paying $0.1 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. There were no sales during the three months ended March 31, 2024 under the amended ATM equity program, and therefore we have the capacity to issue up to $500.0 million in common shares under this program as of March 31, 2024.
Other Transactions
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for approximately $12 million, bringing our ownership to 100%.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $36 million and $2 million, respectively, for the three months ended March 31, 2024, and $53 million and $2 million for the three months ended March 31, 2023. We capitalized external and internal costs related to other property improvements of $27 million and $1 million, respectively, for the three months ended March 31, 2024, and $23 million and $1 million, respectively, for the three months ended March 31, 2023. We capitalized external and internal costs related to leasing activities of $5 million and $1 million, respectively, for the three months ended March 31, 2024, and $4 million and $1 million, respectively, for the three months ended March 31, 2023. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, for both the three months ended March 31, 2024 and 2023. Total capitalized costs were $72 million and $80 million for the three months ended March 31, 2024 and 2023, respectively.

Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•growth in our portfolio from property redevelopments and expansions, and
•expansion of our portfolio through property acquisitions.
Although general economic impacts of elevated levels of inflation and higher interest rates are impacting us in the short-term, our long-term focus has not changed. See our Annual Report on Form 10-K filed on February 12, 2024, for additional discussion of our long-term strategies.

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.1 million square feet of comparable retail space leasing we've completed in the last twelve months, and the 2.3% spread between our leased rate of 94.3% and our occupied rate of 92.0%. However, the effects of high levels of inflation and interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 201,000 square feet of the office space is leased, and all of the retail space is leased. The building is expected to cost between $185 million and $200 million, and began delivering in late September 2023. As of March 31, 2024, approximately 161,000 square feet of office space is open.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $315 million and $330 million. Approximately 170,000 square feet of space is leased as of March 31, 2024.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $324 million that we expect to stabilize over the next several years.

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
At March 31, 2024, the leasable commercial square feet in our properties was 94.3% leased and 92.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2024, we signed retail leases for a total of 587,000 square feet of retail space including 567,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis. New leases for comparable spaces were signed for 222,000 square feet, with an average rental increase of 20% on a cash basis. Renewals for comparable spaces were signed for 344,000 square feet at a 3% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $28.05 per square foot, of which $64.36 per square foot was for new leases and $4.61 per square foot was for renewals for the three months ended March 31, 2024.
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
Historically, we have executed comparable space leases for 1.4 to 2.0 million square feet of retail space each year and expect the volume in 2024 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
The leases signed in 2024 generally become effective over the following two years though some may not become effective until 2027 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2024, all or a portion of 97 properties, were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended March 31, 2024, one property and two portions of properties were moved from non-comparable properties to comparable properties and two properties and one portion of a property were moved from acquisitions to comparable properties; all compared to the designations as of December 31, 2023. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2024 AND 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$291,045	$272,798	$18,247	6.7%
Mortgage interest income	278	261	17	6.5%
Total property revenue	291,323	273,059	18,264	6.7%
Rental expenses	61,659	55,205	6,454	11.7%
Real estate taxes	34,060	32,566	1,494	4.6%
Total property expenses	95,719	87,771	7,948	9.1%
Property operating income (1)	195,604	185,288	10,316	5.6%
General and administrative expense	(12,006)	(12,545)	539	(4.3)%
Depreciation and amortization	(83,404)	(78,637)	(4,767)	6.1%
Gain on sale of real estate	—	1,702	(1,702)	(100.0)%
Operating income	100,194	95,808	4,386	4.6%
Other interest income	1,483	632	851	134.7%
Interest expense	(43,693)	(39,225)	(4,468)	11.4%
Income from partnerships	32	516	(484)	(93.8)%
Total other, net	(42,178)	(38,077)	(4,101)	10.8%
Net income	58,016	57,731	285	0.5%
Net income attributable to noncontrolling interests	(1,280)	(2,396)	1,116	(46.6)%
Net income attributable to the Trust	$56,736	$55,335	$1,401	2.5%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$100,194	$95,808
General and administrative	12,006	12,545
Depreciation and amortization	83,404	78,637
Gain on sale of real estate	—	(1,702)
Property operating income	$195,604	$185,288
Property Revenues
Total property revenue increased $18.3 million, or 6.7%, to $291.3 million in the three months ended March 31, 2024 compared to $273.1 million in the three months ended March 31, 2023. The percentage occupied at our shopping centers was 92.0% and 92.6% at March 31, 2024 and 2023, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $18.2 million, or 6.7%, to $291.0 million in the three months ended March 31, 2024 compared to $272.8 million in the three months ended March 31, 2023 due primarily to the following:

•an increase of $11.0 million from comparable properties primarily related to higher rental rates of approximately $6.8 million and a $5.1 million increase in recoveries from tenants on higher expenses, partially offset by a $1.5 million increase in collectibility related adjustments and a $0.7 million decrease in lease termination fee income,
•an increase of $3.9 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center, and
•an increase of $3.0 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property (see our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information).
Property Expenses
Total property expenses increased $7.9 million, or 9.1%, to $95.7 million in the three months ended March 31, 2024 compared to $87.8 million in the three months ended March 31, 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.5 million, or 11.7%, to $61.7 million in the three months ended March 31, 2024 compared to $55.2 million in the three months ended March 31, 2023. This increase is primarily due to the following:
•an increase of $4.7 million from comparable properties due primarily to higher snow removal costs, higher repairs and maintenance costs and other operating costs driven by inflationary impacts, and higher insurance costs,
•an increase of $0.9 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center, and
•an increase of $0.5 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.2% in the three months ended March 31, 2024 from 20.2% in the three months ended March 31, 2023.
Real Estate Taxes
Real estate tax expense increased $1.5 million, or 4.6%, to $34.1 million in the three months ended March 31, 2024 compared to $32.6 million in the three months ended March 31, 2023. This increase is primarily due to an increase of $0.9 million from comparable properties primarily due to higher assessments and an increase of $0.4 million from non-comparable properties due primarily to openings at Darien Commons, Pike & Rose Phase IV, and Huntington Shopping Center.
Property Operating Income
Property operating income increased $10.3 million, or 5.6%, to $195.6 million in the three months ended March 31, 2024 compared to $185.3 million in the three months ended March 31, 2023. This increase is primarily driven by higher rental rates, 2023 openings at our non-comparable properties, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by an increase in collectibility related adjustments.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $4.8 million, or 6.1%, to $83.4 million in the three months ended March 31, 2024 from $78.6 million in the three months ended March 31, 2023. This increase is due primarily to the reconsolidation of Escondido Promenade during the second quarter of 2023, our investment in comparable properties, the opening of Pike & Rose Phase IV, and placing redevelopment properties into service.
Gain on sale of real estate
The $1.7 million gain on sale of real estate for the three months ended March 31, 2023 is due to the sale of one retail property.

Operating Income
Operating income increased $4.4 million, or 4.6%, to $100.2 million in the three months ended March 31, 2024 compared to $95.8 million in the three months ended March 31, 2023. This increase is primarily driven by higher rental rates, 2023 openings at our non-comparable properties, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by an increase in collectibility related adjustments and the prior year gain on sale of real estate.
Other
Interest Expense
Interest expense increased $4.5 million, or 11.4%, to $43.7 million in the three months ended March 31, 2024 compared to $39.2 million in the three months ended March 31, 2023. This increase is due primarily to the following:
•an increase of $3.6 million due to a higher overall weighted average borrowing rate,
•an increase of $0.8 million due to higher weighted average borrowings, and
•a decrease of $0.1 million in capitalized interest.
Gross interest costs were $49.0 million and $44.6 million in the three months ended March 31, 2024 and 2023, respectively. Capitalized interest was $5.3 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2024 were approximately $92.3 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On January 11, 2024, we issued $485.0 million of 3.25% exchangeable senior notes, for which the proceeds were used to repay our $600.0 million of 3.95% senior unsecured notes on January 16, 2024. Our $600.0 million unsecured term loan has a maturity in April 2025, however, there is a one-year extension at our option that would extend the maturity to April 2026, if exercised. We have no other significant debt maturing in the next twelve months.
As of March 31, 2024, we had cash and cash equivalents of $95.9 million and $12.5 million outstanding on our $1.25 billion revolving credit facility. For the three months ended March 31, 2024, the weighted average amount of borrowings outstanding on our revolving credit facility was $1.9 million, and the weighted average interest rate, before amortization of debt fees, was 6.2%. We also have the capacity to issue up to $500.0 million in common shares under our ATM equity program.
Our overall capital requirements for the remainder of 2024 will be impacted by the overall economic environment including impacts of inflation and higher interest rates, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $229 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels slightly reduced from 2023 as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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

Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$141,160	$143,007	$(1,847)
Net cash used in investing activities	(66,942)	(100,811)	33,869
Net cash used in financing activities	(229,401)	(31,266)	(198,135)
(Decrease) increase in cash, cash equivalents and restricted cash	(155,183)	10,930	(166,113)
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348	163,656
Cash, cash equivalents, and restricted cash at end of period	$104,821	$107,278	$(2,457)

Net cash provided by operating activities decreased $1.8 million to $141.2 million during the three months ended March 31, 2024 from $143.0 million during the three months ended March 31, 2023. The decrease was primarily due to the timing of cash receipts related to prepaid rent, partially offset by the timing of payments relating to accounts payable and accrued expenses, and higher net income after adjusting for non-cash items and gain on sale of real estate.
Net cash used in investing activities decreased $33.9 million to $66.9 million during the three months ended March 31, 2024 from $100.8 million during the three months ended March 31, 2023. The decrease was primarily attributable to:
•a $35.3 million decrease in acquisition of real estate due to the January 2023 Huntington Square acquisition, and
•a $12.8 million decrease in capital expenditures,
partially offset by
•$12.6 million of net proceeds from the sale of one retail property during the three months ended March 31, 2023.
Net cash used in financing activities increased $198.1 million to $229.4 million during the three months ended March 31, 2024 from $31.3 million during the three months ended March 31, 2023. The increase was primarily attributable to:
•$600.0 million from the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity,
•a $47.5 million decrease in net borrowings on our revolving credit facility to $12.5 million of net borrowings during the three months ended March 31, 2024, as compared to $60.0 million of net borrowings during the three months ended March 31, 2023,
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, and
•a $2.5 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, partially offset by
•$471.6 million in net proceeds from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2024:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2024	Stated Interest Rate as of March 31, 2024	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,453	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	53,243	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	29,621	Various	Various through 2029
Chelsea	Acquired	3,908	5.36%	January 15, 2031
Subtotal		518,325
Net unamortized debt issuance costs and discount		(2,068)
Total mortgages payable, net		516,257

Notes payable
Term loan (4)(6)	600,000	600,000	SOFR + 0.85%	April 16, 2025
Revolving credit facility (4)(6)	(5)	12,500	SOFR + 0.775%	April 5, 2027
Various	7,749	2,332	Various	Various through 2059
Subtotal		614,832
Net unamortized debt issuance costs		(920)
Total notes payable, net		613,912

Senior notes and debentures (6)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(25,972)
Total senior notes and debentures, net		3,353,228

Total debt, net		$4,483,397
_____________________
(1)The interest rate on this mortgage loan is fixed at a weighted average interest rate of 5.03% through the initial maturity date through three interest rate swap agreements. We have two one-year extensions, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(2)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(3)The interest rates on these mortgages range from 3.91% to 5.00%.
(4)Our revolving credit facility SOFR loans bear interest at Daily Simple SOFR or Term SOFR, and our term loan bears interest at Term SOFR as defined in the respective credit agreements, plus 0.10%, plus a spread, based on our current credit rating.
(5)The maximum amount drawn under our $1.25 billion revolving credit facility during the three months ended March 31, 2024 was $12.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 6.2%.

(6)The Operating Partnership is the named obligor under our revolving credit facility, term loan, and senior notes and debenture. Effective April 1, 2024, a wholly owned subsidiary of the Operating Partnership guarantees the term loan.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2024, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2024:

	Unsecured		Secured		Total
	(In thousands)
2024	$619		$2,443		$3,062
2025	600,490	(1)	247,630	(2)	848,120
2026	429,344		26,282		455,626
2027	527,579	(3)	178,282		705,861
2028	350,000		2,511		352,511
Thereafter	2,086,000		61,177		2,147,177
	$3,994,032		$518,325		$4,512,357	(4)
__________________
(1)Our $600.0 million term loan matures on April 16, 2025, plus one one-year extension at our option to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of March 31, 2024, there was $12.5 million outstanding under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2024.
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
As of March 31, 2024, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $39.0 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2024.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Net income	$58,016	$57,731
Net income attributable to noncontrolling interests	(1,280)	(2,396)
Gain on sale of real estate	—	(1,702)
Depreciation and amortization of real estate assets	73,938	70,504
Amortization of initial direct costs of leases	7,737	7,785
Funds from operations	138,411	131,922
Dividends on preferred shares (1)	(1,875)	(1,875)
Income attributable to downREIT operating partnership units	692	693
Income attributable to unvested shares	(503)	(482)
Funds from operations available for common shareholders	$136,725	$130,258
Weighted average number of common shares, diluted (1)(2)	83,334	81,877

Funds from operations available for common shareholders, per diluted share (2)	$1.64	$1.59
_____________________
(1)For both the three months ended March 31, 2024 and 2023, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for both the three months ended March 31, 2024 and 2023.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2024, we had $3.9 billion of fixed-rate debt outstanding, including $253.2 million of mortgage payables for which the rate is effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $168.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $186.2 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2024, we had $612.5 million of variable rate debt outstanding (the $600.0 million principal balance on our unsecured term loan and $12.5 million outstanding on our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.1 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.1 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 12, 2024.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 12, 2024.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2024, we redeemed 4,160 downREIT operating partnership units for common shares.
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

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 14, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 2, 2024	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 2, 2024	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)