Form 10-Q
period 2024-06-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2024-08-01
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Federal Realty Investment Trust ☒  Yes    ☐  No Federal Realty OP LP ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Federal Realty Investment Trust				Federal Realty OP LP
Large Accelerated Filer	☒	Accelerated filer	☐	Large Accelerated Filer	☐	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐	Non-accelerated Filer	☒	Smaller reporting company	☐

		Emerging growth company	☐			Emerging growth company	☐
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on July 29, 2024 was 83,670,446.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2024, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of June 30, 2024, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2024

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,829,059 and $2,021,622 of consolidated variable interest entities, respectively)	$10,222,540	$9,932,891
Construction-in-progress (including $9,132 and $8,677 of consolidated variable interest entities, respectively)	553,365	613,296
	10,775,905	10,546,187
Less accumulated depreciation and amortization (including $410,922 and $416,663 of consolidated variable interest entities, respectively)	(3,054,555)	(2,963,519)
Net real estate	7,721,350	7,582,668
Cash and cash equivalents	103,234	250,825
Accounts and notes receivable, net	194,611	201,733
Mortgage notes receivable, net	9,170	9,196
Investment in partnerships	33,937	34,870
Operating lease right of use assets, net	86,997	86,993
Finance lease right of use assets, net	6,740	6,850
Prepaid expenses and other assets	265,128	263,377
TOTAL ASSETS	$8,421,167	$8,436,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $187,972 and $189,286 of consolidated variable interest entities, respectively)	$515,637	$516,936
Notes payable, net	683,280	601,945
Senior notes and debentures, net	3,354,755	3,480,296
Accounts payable and accrued expenses	176,686	174,714
Dividends payable	93,492	92,634
Security deposits payable	29,805	30,482
Operating lease liabilities	75,950	75,870
Finance lease liabilities	12,726	12,670
Other liabilities and deferred credits	225,465	225,443
Total liabilities	5,167,796	5,210,990
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	182,558	183,363
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, respectively, 83,590,543 and 82,775,286 shares issued and outstanding, respectively	841	833
Additional paid-in capital	4,005,249	3,959,276
Accumulated dividends in excess of net income	(1,177,336)	(1,160,474)
Accumulated other comprehensive income	7,042	4,052
Total shareholders’ equity of the Trust	2,995,618	2,963,509
Noncontrolling interests	75,195	78,650
Total shareholders’ equity	3,070,813	3,042,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,421,167	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
REVENUE
Rental income	$295,775	$280,388	$586,820	$553,186
Mortgage interest income	277	291	555	552
Total revenue	296,052	280,679	587,375	553,738
EXPENSES
Rental expenses	58,891	55,610	120,550	110,815
Real estate taxes	35,289	32,381	69,349	64,947
General and administrative	12,092	11,913	24,098	24,458
Depreciation and amortization	85,049	78,974	168,453	157,611
Total operating expenses	191,321	178,878	382,450	357,831

Gain on sale of real estate	52,280	—	52,280	1,702

OPERATING INCOME	157,011	101,801	257,205	197,609

OTHER INCOME/(EXPENSE)
Other interest income	1,051	2,422	2,534	3,054
Interest expense	(44,312)	(42,884)	(88,005)	(82,109)
Income from partnerships	905	1,665	937	2,181
NET INCOME	114,655	63,004	172,671	120,735
Net income attributable to noncontrolling interests	(2,673)	(2,505)	(3,953)	(4,901)
NET INCOME ATTRIBUTABLE TO THE TRUST	111,982	60,499	168,718	115,834
Dividends on preferred shares	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$109,974	$58,491	$164,702	$111,818

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.32	$0.72	$1.98	$1.37
Weighted average number of common shares	82,932	81,214	82,768	81,178
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.32	$0.72	$1.98	$1.37
Weighted average number of common shares	83,563	81,214	82,768	81,178

COMPREHENSIVE INCOME	$114,796	$64,066	$175,740	$120,461

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$112,125	$61,449	$171,708	$115,573

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2024
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2024	398,878	$159,822	82,948,600	$835	$3,946,740	$(1,196,225)	$6,899	$77,921	$2,995,992
Net income, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	—	111,982	—	806	112,788
Other comprehensive income - change in fair value of interest rate swaps, excluding a $2 loss attributable to redeemable noncontrolling interests	—	—	—	—	—	—	143	—	143
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(91,085)	—	—	(91,085)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,271 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,092)	(1,092)
Common shares issued, net	—	—	637,875	6	64,547	—	—	—	64,553
Shares issued under dividend reinvestment plan	—	—	4,805	—	492	—	—	—	492
Share-based compensation expense, net of forfeitures	—	—	(25)	—	3,745	—	—	—	3,745
Shares withheld for employee taxes	—	—	(712)	—	(72)	—	—	—	(72)
Redemption of downREIT OP units	—	—	—	—	61	—	—	(346)	(285)
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813

BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $3,437 attributable to redeemable noncontrolling interests	—	—	—	—	—	168,718	—	516	169,234
Other comprehensive income - change in fair value of interest rate swaps, excluding $79 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,990	—	2,990
Dividends declared to common shareholders ($2.18 per share)	—	—	—	—	—	(181,564)	—	—	(181,564)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $4,321 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(1,890)	(1,890)
Common shares issued, net	—	—	700,798	7	70,923	—	—	—	70,930
Shares issued under dividend reinvestment plan	—	—	9,433	—	847	—	—	—	847
Share-based compensation expense, net of forfeitures	—	—	147,382	1	8,174	—	—	—	8,175
Shares withheld for employee taxes	—	—	(46,516)	—	(4,686)	—	—	—	(4,686)
Conversion and redemption of downREIT OP units	—	—	4,160	—	427	—	—	(712)	(285)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813

Federal Realty Investment Trust
Consolidated Statements of Shareholders' Equity
For the Three and Six Months Ended June 30, 2023
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2023	398,878	$159,822	81,511,204	$820	$3,828,930	$(1,068,892)	$4,546	$79,015	$3,004,241
Net income, excluding $1,551 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,499	—	954	61,453
Other comprehensive income - change in fair value of interest rate swaps, excluding $112 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	950	—	950
Dividends declared to common shareholders ($1.08 per share)	—	—	—	—	—	(88,031)	—	—	(88,031)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,154)	(1,154)
Common shares issued, net	—	—	32	—	(59)	—	—	—	(59)
Shares issued under dividend reinvestment plan	—	—	4,967	—	482	—	—	—	482
Share-based compensation expense, net of forfeitures	—	—	—	—	3,696	—	—	—	3,696
Shares withheld for employee taxes	—	—	(692)	—	(66)	—	—	—	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431

BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $3,219 attributable to redeemable noncontrolling interests	—	—	—	—	—	115,834	—	1,682	117,516
Other comprehensive loss - change in fair value of interest rate swaps, excluding $13 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(261)	—	(261)
Dividends declared to common shareholders ($2.16 per share)	—	—	—	—	—	(176,064)	—	—	(176,064)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $3,427 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,202)	(2,202)
Common shares issued, net	—	—	57,096	1	6,191	—	—	—	6,192
Shares issued under dividend reinvestment plan	—	—	9,631	—	905	—	—	—	905
Share-based compensation expense, net of forfeitures	—	—	141,234	1	8,129	—	—	—	8,130
Shares withheld for employee taxes	—	—	(42,932)	—	(4,711)	—	—	—	(4,711)
Conversion of downREIT OP units	—	—	7,523	—	668	—	—	(668)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$172,671	$120,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,453	157,611
Gain on sale of real estate	(52,280)	(1,702)
Income from partnerships	(937)	(2,181)
Straight-line rent	(10,686)	(5,021)
Share-based compensation expense	7,639	7,445
Other, net	(990)	(2,611)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	16,294	3,018
Decrease in prepaid expenses and other assets	15,084	13,505
Increase (decrease) in accounts payable and accrued expenses	1,383	(1,431)
(Decrease) increase in security deposits and other liabilities	(5,748)	2,908
Net cash provided by operating activities	310,883	292,276
INVESTING ACTIVITIES
Acquisition of real estate	(213,875)	(59,568)
Capital expenditures - development and redevelopment	(68,616)	(104,666)
Capital expenditures - other	(55,489)	(50,913)
Proceeds from sale of real estate	96,324	12,626
Distribution from partnerships in excess of earnings	2,142	7,569
Leasing costs	(13,113)	(9,247)
Net cash used in investing activities	(252,627)	(204,199)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	81,800	31,500
Issuance of senior notes, net of costs	471,507	345,685
Repayment of senior notes	(600,000)	(275,000)
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(1,640)	(1,636)
Purchase of capped calls	(19,448)	—
Issuance of common shares, net of costs	70,938	6,246
Dividends paid to common and preferred shareholders	(183,875)	(179,043)
Shares withheld for employee taxes	(4,686)	(4,711)
Contributions from noncontrolling interests	725	927
Distributions to and acquisition/redemptions of noncontrolling interests	(18,862)	(5,637)
Net cash used in financing activities	(204,443)	(81,669)
(Decrease) increase in cash, cash equivalents and restricted cash	(146,187)	6,408
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$113,817	$102,756
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,829,059 and $2,021,622 of consolidated variable interest entities, respectively)	$10,222,540	$9,932,891
Construction-in-progress (including $9,132 and $8,677 of consolidated variable interest entities, respectively)	553,365	613,296
	10,775,905	10,546,187
Less accumulated depreciation and amortization (including $410,922 and $416,663 of consolidated variable interest entities, respectively)	(3,054,555)	(2,963,519)
Net real estate	7,721,350	7,582,668
Cash and cash equivalents	103,234	250,825
Accounts and notes receivable, net	194,611	201,733
Mortgage notes receivable, net	9,170	9,196
Investment in partnerships	33,937	34,870
Operating lease right of use assets, net	86,997	86,993
Finance lease right of use assets, net	6,740	6,850
Prepaid expenses and other assets	265,128	263,377
TOTAL ASSETS	$8,421,167	$8,436,512
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $187,972 and $189,286 of consolidated variable interest entities, respectively)	$515,637	$516,936
Notes payable, net	683,280	601,945
Senior notes and debentures, net	3,354,755	3,480,296
Accounts payable and accrued expenses	176,686	174,714
Dividends payable	93,492	92,634
Security deposits payable	29,805	30,482
Operating lease liabilities	75,950	75,870
Finance lease liabilities	12,726	12,670
Other liabilities and deferred credits	225,465	225,443
Total liabilities	5,167,796	5,210,990
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	182,558	183,363
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 83,590,543 and 82,775,286 units issued and outstanding, respectively	2,833,788	2,804,669
Accumulated other comprehensive income	7,042	4,052
Total partner capital	2,995,618	2,963,509
Noncontrolling interests in consolidated partnerships	75,195	78,650
Total capital	3,070,813	3,042,159
TOTAL LIABILITIES AND CAPITAL	$8,421,167	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per unit data)
REVENUE
Rental income	$295,775	$280,388	$586,820	$553,186
Mortgage interest income	277	291	555	552
Total revenue	296,052	280,679	587,375	553,738
EXPENSES
Rental expenses	58,891	55,610	120,550	110,815
Real estate taxes	35,289	32,381	69,349	64,947
General and administrative	12,092	11,913	24,098	24,458
Depreciation and amortization	85,049	78,974	168,453	157,611
Total operating expenses	191,321	178,878	382,450	357,831

Gain on sale of real estate	52,280	—	52,280	1,702

OPERATING INCOME	157,011	101,801	257,205	197,609

OTHER INCOME/(EXPENSE)
Other interest income	1,051	2,422	2,534	3,054
Interest expense	(44,312)	(42,884)	(88,005)	(82,109)
Income from partnerships	905	1,665	937	2,181
NET INCOME	114,655	63,004	172,671	120,735
Net income attributable to noncontrolling interests	(2,673)	(2,505)	(3,953)	(4,901)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	111,982	60,499	168,718	115,834
Distributions on preferred units	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$109,974	$58,491	$164,702	$111,818

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$1.32	$0.72	$1.98	$1.37
Weighted average number of common units	82,932	81,214	82,768	81,178
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.32	$0.72	$1.98	$1.37
Weighted average number of common units	83,563	81,214	82,768	81,178

COMPREHENSIVE INCOME	$114,796	$64,066	$175,740	$120,461

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$112,125	$61,449	$171,708	$115,573

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2024
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2024	$154,788	$2,756,384	$6,899	$2,918,071	$77,921	$2,995,992
Net income, excluding $1,867 attributable to redeemable noncontrolling interests	2,008	109,974	—	111,982	806	112,788
Other comprehensive income - change in fair value of interest rate swaps, excluding a $2 loss attributable to redeemable noncontrolling interests	—	—	143	143	—	143
Distributions declared to common unit holders	—	(91,085)	—	(91,085)	—	(91,085)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,271 attributable to redeemable noncontrolling interests	—	—	—	—	(1,092)	(1,092)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	64,553	—	64,553	—	64,553
Common units issued under dividend reinvestment plan	—	492	—	492	—	492
Share-based compensation expense, net of forfeitures	—	3,745	—	3,745	—	3,745
Common units withheld for employee taxes	—	(72)	—	(72)	—	(72)
Redemption of downREIT OP units	—	61	—	61	(346)	(285)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	$2,995,618	$75,195	$3,070,813

BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $3,437 attributable to redeemable noncontrolling interests	4,016	164,702	—	168,718	516	169,234
Other comprehensive income - change in fair value of interest rate swaps, excluding $79 attributable to redeemable noncontrolling interest	—	—	2,990	2,990	—	2,990
Distributions declared to common unit holders	—	(181,564)	—	(181,564)	—	(181,564)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,321 attributable to redeemable noncontrolling interests	—	—	—	—	(1,890)	(1,890)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	70,930	—	70,930	—	70,930
Common units issued under dividend reinvestment plan	—	847	—	847	—	847
Share-based compensation expense, net of forfeitures	—	8,175	—	8,175	—	8,175
Common units withheld for employee taxes	—	(4,686)	—	(4,686)	—	(4,686)
Conversion and redemption of downREIT OP units	—	427	—	427	(712)	(285)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	$2,995,618	$75,195	$3,070,813

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2023
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2023	$154,788	$2,765,892	$4,546	$2,925,226	$79,015	$3,004,241
Net income, excluding $1,551 attributable to redeemable noncontrolling interests	2,008	58,491	—	60,499	954	61,453
Other comprehensive income - change in fair value of interest rate swaps, excluding $112 attributable to redeemable noncontrolling interests	—	—	950	950	—	950
Distributions declared to common unit holders	—	(88,031)	—	(88,031)	—	(88,031)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	(1,154)	(1,154)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(59)	—	(59)	—	(59)
Common units issued under dividend reinvestment plan	—	482	—	482	—	482
Share-based compensation expense, net of forfeitures	—	3,696	—	3,696	—	3,696
Common units withheld for employee taxes	—	(66)	—	(66)	—	(66)
Contributions from noncontrolling interests	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $3,219 attributable to redeemable noncontrolling interests	4,016	111,818	—	115,834	1,682	117,516
Other comprehensive loss - change in fair value of interest rate swaps, excluding $13 attributable to redeemable noncontrolling interests	—	—	(261)	(261)	—	(261)
Distributions declared to common unit holders	—	(176,064)	—	(176,064)	—	(176,064)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,427 attributable to redeemable noncontrolling interests	—	—	—	—	(2,202)	(2,202)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,192	—	6,192	—	6,192
Common units issued under dividend reinvestment plan	—	905	—	905	—	905
Share-based compensation expense, net of forfeitures	—	8,130	—	8,130	—	8,130
Common units withheld for employee taxes	—	(4,711)	—	(4,711)	—	(4,711)
Conversion of downREIT OP units	—	668	—	668	(668)	—
Contributions from noncontrolling interests	—	—	—	—	927	927
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$172,671	$120,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,453	157,611
Gain on sale of real estate	(52,280)	(1,702)
Income from partnerships	(937)	(2,181)
Straight-line rent	(10,686)	(5,021)
Share-based compensation expense	7,639	7,445
Other, net	(990)	(2,611)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	16,294	3,018
Decrease in prepaid expenses and other assets	15,084	13,505
Increase (decrease) in accounts payable and accrued expenses	1,383	(1,431)
(Decrease) increase in security deposits and other liabilities	(5,748)	2,908
Net cash provided by operating activities	310,883	292,276
INVESTING ACTIVITIES
Acquisition of real estate	(213,875)	(59,568)
Capital expenditures - development and redevelopment	(68,616)	(104,666)
Capital expenditures - other	(55,489)	(50,913)
Proceeds from sale of real estate	96,324	12,626
Distribution from partnerships in excess of earnings	2,142	7,569
Leasing costs	(13,113)	(9,247)
Net cash used in investing activities	(252,627)	(204,199)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	81,800	31,500
Issuance of senior notes, net of costs	471,507	345,685
Repayment of senior notes	(600,000)	(275,000)
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(1,640)	(1,636)
Purchase of capped calls	(19,448)	—
Issuance of common units, net of costs	70,938	6,246
Distributions to common and preferred unit holders	(183,875)	(179,043)
Shares withheld for employee taxes	(4,686)	(4,711)
Contributions from noncontrolling interests	725	927
Distributions to and acquisition/redemptions of noncontrolling interests	(18,862)	(5,637)
Net cash used in financing activities	(204,443)	(81,669)
(Decrease) increase in cash, cash equivalents and restricted cash	(146,187)	6,408
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$113,817	$102,756

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the “Trust”) is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC ("the General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of June 30, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year.
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
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement (see Note 4 for additional information). We account for our Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (after the adoption of ASU 2020-06, Debt - Debt and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Contracts in an Entity's Own Equity (ASU 2020-06)). The embedded exchange feature is eligible for an exception from derivative accounting because it is indexed to our own stock and meets the equity classification under ASC 815-40; therefore, the exchange feature is not bifurcated. At each reporting period, we calculate the effect of the Notes on our dilutive earnings per common share and per common unit using the if-converted method. In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. Similar to the exchange feature embedded in the Notes, the capped call transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded in shareholders' equity for the Trust and capital for the Operating Partnership.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$98,466	$93,256
Interest capitalized	(10,461)	(11,147)
Interest expense	$88,005	$82,109
Cash paid for interest, net of amounts capitalized	$86,045	$75,389
Cash paid for income taxes	$191	$779
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$839	$851
DownREIT operating partnership units redeemed for common shares	$366	$668

	June 30,	December 31,
	2024	2023
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$103,234	$250,825
Restricted cash (1)	10,583	9,179
Total cash, cash equivalents, and restricted cash	$113,817	$260,004
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On May 31, 2024, we acquired the fee interest in Virginia Gateway, which is comprised of five adjacent shopping centers in Gainesville, Virginia, totaling 664,000 square feet, for $215.0 million. Approximately $15.8 million and $0.4 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $13.3 million of net assets acquired were allocated to other liabilities for "below market leases."
During the six months ended June 30, 2024, we sold our Third Street Promenade property for $103.0 million, resulting in a gain on sale of $52.0 million.

NOTE 4—DEBT
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes for the three and six months ended June 30, 2024 was $4.6 million and $8.7 million, respectively, including debt issuance cost amortization.
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
During both the three and six months ended June 30, 2024, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $202.7 million. The weighted average amount of borrowings outstanding was $58.8 million and $30.3 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 6.2% for both the three and six months ended June 30, 2024. At June 30, 2024, our revolving credit facility had $81.8 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2024, we were in compliance with all default related debt covenants.

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

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,198,917	$1,173,447	$1,118,881	$1,101,479
Senior notes and debentures, net	$3,354,755	$3,045,908	$3,480,296	$3,201,174

As of June 30, 2024, we have five interest rate swap agreements with total notional amounts of $252.9 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $52.9 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2024 was an asset of $7.5 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and six months ended June 30, 2024, the value of our interest rate swaps increased $0.1 million and $2.8 million, respectively (including $1.2 million and $2.3 million , respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$7,464	$—	$7,464	$—	$4,668	$—	$4,668
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2024, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was an increase of $0.1 million and $0.3 million, respectively.

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
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for $12.4 million, bringing our ownership to 100%.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 628,419 downREIT operating partnership units are outstanding which have a total fair value of approximately $63.5 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2024.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2024		2023
	Declared	Paid	Declared	Paid
Common shares	$2.180	$2.180	$2.160	$2.160
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
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
For the three months ended June 30, 2024, we sold 713,821 common shares (of which, 76,000 settled on July 1, 2024) at a weighted average price per share of $102.25 for net cash proceeds of $72.1 million including paying $0.7 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2024, we issued an additional 62,895 common shares, which were sold during 2023 under our previous ATM equity program. Including these common shares, for the six months ended June 30, 2024, the weighted average price per share was $102.47 for net cash proceeds of $78.6 million, including paying $0.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of June 30, 2024, we have the capacity to issue up to $427.0 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,745	$3,696	$8,175	$8,130
Capitalized share-based compensation	(266)	(348)	(536)	(685)
Share-based compensation expense	$3,479	$3,348	$7,639	$7,445

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and six months ended June 30, 2024 and 2023, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 3,019 stock options for the three and six months ended June 30, 2024, and 1,829 stock options for the three and six months ended June 30, 2023,
•conversions of downREIT operating partnership units for the six months ended June 30, 2024 and both the three and six months ended June 30, 2023,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three and six months ended June 30, 2024 and 2023, and
•exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for the three and six months ended June 30, 2024.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
NUMERATOR
Net income	$114,655	$63,004	$172,671	$120,735
Less: Preferred share dividends	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(2,673)	(2,505)	(3,953)	(4,901)
Less: Earnings allocated to unvested shares	(399)	(324)	(663)	(651)
Net income available for common shareholders, basic	$109,575	$58,167	$164,039	$111,167
Add: Income attributable to downREIT operating partnership units	686	—	—	—
Net income available for common shareholders, diluted	$110,261	$58,167	$164,039	$111,167
DENOMINATOR
Weighted average common shares outstanding, basic	82,932	81,214	82,768	81,178
Effect of dilutive securities:
DownREIT operating partnership units	631	—	—	—
Weighted average common shares outstanding, diluted	83,563	81,214	82,768	81,178

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$1.32	$0.72	$1.98	$1.37

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per unit data)
NUMERATOR
Net income	$114,655	$63,004	$172,671	$120,735
Less: Preferred unit distributions	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(2,673)	(2,505)	(3,953)	(4,901)
Less: Earnings allocated to unvested units	(399)	(324)	(663)	(651)
Net income available for common unit holders, basic	$109,575	$58,167	$164,039	$111,167
Add: Income attributable to downREIT operating partnership units	686	—	—	—
Net income available for common unit holders, diluted	$110,261	$58,167	$164,039	$111,167
DENOMINATOR
Weighted average common units outstanding, basic	82,932	81,214	82,768	81,178
Effect of dilutive securities:
DownREIT operating partnership units	631	—	—	—
Weighted average common units outstanding, diluted	83,563	81,214	82,768	81,178

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$1.32	$0.72	$1.98	$1.37

NOTE 10—SUBSEQUENT EVENT
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million.

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

As of June 30, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.7 million commercial square feet. In total, the real estate projects were 95.3% leased and 93.1% occupied at June 30, 2024.
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
Property Acquisitions and Dispositions
On May 31, 2024, we acquired the fee interest in Virginia Gateway, which is comprised of five adjacent shopping centers in Gainesville, Virginia, totaling 664,000 square feet, for $215.0 million. Approximately $15.8 million and $0.4 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $13.3 million of net assets acquired were allocated to other liabilities for "below market leases."
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million.
During the six months ended June 30, 2024, we sold our Third Street Promenade property for $103.0 million, resulting in a gain on sale of $52.0 million.
Debt and Equity Transactions
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes for the three and six months ended June 30, 2024 was $4.6 million and $8.7 million, respectively, including debt issuance cost amortization.
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
For the three months ended June 30, 2024, we sold 713,821 common shares (of which, 76,000 settled on July 1, 2024) at a weighted average price per share of $102.25 for net cash proceeds of $72.1 million including paying $0.7 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2024, we issued an additional 62,895 common shares, which were sold during 2023 under our previous ATM equity program. Including these common shares, for the six months ended June 30, 2024, the weighted average price per share was $102.47 for net cash proceeds of $78.6 million, including paying $0.8 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of June 30, 2024, we have the capacity to issue up to $427.0 million in common shares under our ATM equity program.
Other Transactions
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for $12.4 million, bringing our ownership to 100%.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $65 million and $4 million, respectively, for the six months ended June 30, 2024, and $100 million and $5 million for the six months ended June 30, 2023. We capitalized external and internal costs related to other property improvements of $53 million and $2 million, respectively, for the six months ended June 30, 2024, and $45 million and $2 million, respectively, for the six months ended June 30, 2023. We capitalized external and internal costs related to leasing activities of $11 million and $2 million, respectively, for the six months ended June 30, 2024, and $7 million and $2 million, respectively, for the six months ended June 30, 2023. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $2 million, and $2 million, respectively, for the six months ended June 30, 2024, and $5 million, $2 million, and $2 million, respectively, for the six months ended June 30, 2023. Total capitalized costs were $137 million and $161 million for the six months ended June 30, 2024 and 2023, respectively.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.1 million square feet of comparable retail space leasing we've completed in the last twelve months, and the 2.2% spread between our leased rate of 95.3% and our occupied rate of 93.1%. However, the effects of high levels of inflation and interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 201,000 square feet of the office space is leased, and all of the retail space is leased. The building is expected to cost between $185 million and $200 million, and began delivering in late September 2023. As of June 30, 2024, approximately 164,000 square feet of office space and 5,000 square feet of retail space is open.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $315 million and $330 million. Approximately 170,000 square feet of space is leased, of which 29,000 square feet of space is open as of June 30, 2024.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $307 million that we expect to stabilize over the next several years.

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
At June 30, 2024, the leasable commercial square feet in our properties was 95.3% leased and 93.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2024, we signed retail leases for a total of 601,000 square feet of retail space including 594,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis. New leases for comparable spaces were signed for 313,000 square feet, with an average rental increase of 12% on a cash basis. Renewals for comparable spaces were signed for 281,000 square feet at a 8% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $25.31 per square foot, of which $45.35 per square foot was for new leases and $2.97 per square foot was for renewals for the three months ended June 30, 2024.
For the six months ended June 30, 2024, we signed retail leases for a total of 1,188,000 square feet of retail space including 1,161,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis. New leases for comparable spaces were signed for 536,000 square feet, with an average rental increase of 15% on a cash basis. Renewals for comparable spaces were signed for 625,000 square feet at a 5% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $26.65 per square foot, of which $53.24 per square foot was for new leases and $3.88 per square foot was for renewals for the six months ended June 30, 2024.
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
In the past five years, we have executed comparable space leases for 1.6 to 2.1 million square feet of retail space each year and expect the volume in 2024 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2024, all or a portion of 96 properties were considered comparable properties and seven properties were considered non-comparable properties. For the six months ended June 30, 2024, one property and two portions of properties were moved from non-comparable properties to comparable properties, two properties and one portion of a property were moved from acquisitions to comparable properties, and one property was removed from comparable properties, as it was sold; all compared to the designations as of December 31, 2023. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2024 AND 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$295,775	$280,388	$15,387	5.5%
Mortgage interest income	277	291	(14)	(4.8)%
Total property revenue	296,052	280,679	15,373	5.5%
Rental expenses	58,891	55,610	3,281	5.9%
Real estate taxes	35,289	32,381	2,908	9.0%
Total property expenses	94,180	87,991	6,189	7.0%
Property operating income (1)	201,872	192,688	9,184	4.8%
General and administrative expense	(12,092)	(11,913)	(179)	1.5%
Depreciation and amortization	(85,049)	(78,974)	(6,075)	7.7%
Gain on sale of real estate	52,280	—	52,280	100.0%
Operating income	157,011	101,801	55,210	54.2%
Other interest income	1,051	2,422	(1,371)	(56.6)%
Interest expense	(44,312)	(42,884)	(1,428)	3.3%
Income from partnerships	905	1,665	(760)	(45.6)%
Total other, net	(42,356)	(38,797)	(3,559)	9.2%
Net income	114,655	63,004	51,651	82.0%
Net income attributable to noncontrolling interests	(2,673)	(2,505)	(168)	6.7%
Net income attributable to the Trust	$111,982	$60,499	$51,483	85.1%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$157,011	$101,801
General and administrative	12,092	11,913
Depreciation and amortization	85,049	78,974
Gain on sale of real estate	(52,280)	—
Property operating income	$201,872	$192,688
Property Revenues
Total property revenue increased $15.4 million, or 5.5%, to $296.1 million in the three months ended June 30, 2024 compared to $280.7 million in the three months ended June 30, 2023. The percentage occupied at our shopping centers was 93.1% and 92.8% at June 30, 2024 and 2023, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $15.4 million, or 5.5%, to $295.8 million in the three months ended June 30, 2024 compared to $280.4 million in the three months ended June 30, 2023 due primarily to the following:

•an increase of $8.4 million from comparable properties primarily related to higher rental rates of approximately $5.3 million and a $3.6 million increase in recoveries from tenants on higher expenses,
•an increase of $4.4 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center,
•an increase of $1.9 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property (see our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information), and
•an increase of $1.8 million from our 2024 acquisition,
partially offset by
•a decrease of $1.6 million from property sales.
Property Expenses
Total property expenses increased $6.2 million, or 7.0%, to $94.2 million in the three months ended June 30, 2024 compared to $88.0 million in the three months ended June 30, 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.3 million, or 5.9%, to $58.9 million in the three months ended June 30, 2024 compared to $55.6 million in the three months ended June 30, 2023. This increase is primarily due to the following:
•an increase of $2.2 million from comparable properties due primarily to higher repairs and maintenance costs and other operating costs driven by inflationary impacts, higher insurance costs, and an increase in management fees on higher revenues, and
•an increase of $0.8 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 19.9% in the three months ended June 30, 2024 from 19.8% in the three months ended June 30, 2023.
Real Estate Taxes
Real estate tax expense increased $2.9 million, or 9.0%, to $35.3 million in the three months ended June 30, 2024 compared to $32.4 million in the three months ended June 30, 2023. This increase is primarily due to the following:
•an increase of $1.9 million from comparable properties due primarily to higher assessments, partially offset by prior year refunds received in 2024,
•an increase of $0.5 million from non-comparable properties due primarily to openings at Darien Commons, Pike & Rose Phase IV, and Huntington Shopping Center, and
•an increase of $0.2 million from our 2024 acquisition.
Property Operating Income
Property operating income increased $9.2 million, or 4.8%, to $201.9 million in the three months ended June 30, 2024 compared to $192.7 million in the three months ended June 30, 2023. This increase is primarily driven by higher rental rates, 2023 and 2024 openings at our non-comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, and our 2024 acquisition, partially offset by property sales.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $6.1 million, or 7.7%, to $85.0 million in the three months ended June 30, 2024 compared to $79.0 million in the three months ended June 30, 2023. This increase is due primarily to our investment in comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, our 2024 acquisition, the opening of Pike & Rose Phase IV, and placing redevelopment properties into service.
Gain on sale of real estate
The $52.3 million gain on sale of real estate for the three months ended June 30, 2024 is primarily due to the sale of Third Street Promenade.

Operating Income
Operating income increased $55.2 million, or 54.2%, to $157.0 million in the three months ended June 30, 2024 compared to $101.8 million in the three months ended June 30, 2023. This increase is primarily driven by the gain on sale of real estate in 2024, higher rental rates, 2023 and 2024 openings at our non-comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, and 2024 acquisitions, partially offset by property sales.
Other
Interest Expense
Interest expense increased $1.4 million, or 3.3%, to $44.3 million in the three months ended June 30, 2024 compared to $42.9 million in the three months ended June 30, 2023. This increase is due primarily to the following:
•an increase of $1.7 million due to a higher overall weighted average borrowing rate, and
•a decrease of $0.6 million in capitalized interest,
partially offset by
•a decrease of $0.9 million due to lower weighted average borrowings.
Gross interest costs were $49.5 million and $48.6 million in the three months ended June 30, 2024 and 2023, respectively. Capitalized interest was $5.2 million and $5.8 million for the three months ended June 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2024 AND 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$586,820	$553,186	$33,634	6.1%
Mortgage interest income	555	552	3	0.5%
Total property revenue	587,375	553,738	33,637	6.1%
Rental expenses	120,550	110,815	9,735	8.8%
Real estate taxes	69,349	64,947	4,402	6.8%
Total property expenses	189,899	175,762	14,137	8.0%
Property operating income (1)	397,476	377,976	19,500	5.2%
General and administrative expense	(24,098)	(24,458)	360	(1.5)%
Depreciation and amortization	(168,453)	(157,611)	(10,842)	6.9%
Gain on sale of real estate	52,280	1,702	50,578	2,971.7%
Operating income	257,205	197,609	59,596	30.2%
Other interest income	2,534	3,054	(520)	(17.0)%
Interest expense	(88,005)	(82,109)	(5,896)	7.2%
Income from partnerships	937	2,181	(1,244)	(57.0)%
Total other, net	(84,534)	(76,874)	(7,660)	10.0%
Net income	172,671	120,735	51,936	43.0%
Net income attributable to noncontrolling interests	(3,953)	(4,901)	948	(19.3)%
Net income attributable to the Trust	$168,718	$115,834	$52,884	45.7%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$257,205	$197,609
General and administrative	24,098	24,458
Depreciation and amortization	168,453	157,611
Gain on sale of real estate	(52,280)	(1,702)
Property operating income	$397,476	$377,976

Property Revenues
Total property revenue increased $33.6 million, or 6.1%, to $587.4 million in the six months ended June 30, 2024 compared to $553.7 million in the six months ended June 30, 2023. The percentage occupied at our shopping centers was 93.1% and 92.8% at June 30, 2024 and 2023, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $33.6 million, or 6.1%, to $586.8 million in the six months ended June 30, 2024 compared to $553.2 million in the six months ended June 30, 2023 due primarily to the following:
•an increase of $19.1 million from comparable properties primarily related to higher rental rates of approximately $11.9 million, and an $8.5 million increase in recoveries from tenants on higher expenses, partially offset by a $1.6 million increase in collectibility related adjustments and a $1.0 million decrease in lease termination fee income,
•an increase of $8.3 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center,
•an increase of $4.8 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, and
•an increase of $2.5 million from 2024 and 2023 acquisitions, partially offset by
•a decrease of $1.9 million from property sales.
Property Expenses
Total property expenses increased $14.1 million, or 8.0%, to $189.9 million in the six months ended June 30, 2024 compared to $175.8 million in the six months ended June 30, 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $9.7 million, or 8.8%, to $120.6 million in the six months ended June 30, 2024 compared to $110.8 million in the six months ended June 30, 2023 due primarily to the following:
•an increase of $6.8 million from comparable properties due primarily to higher snow removal costs, higher repairs and maintenance costs and other operating costs driven by inflationary impacts, higher insurance costs and an increase in management fees on higher revenues,
•an increase of $1.7 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center,
•an increase of $0.8 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, and
•an increase of $0.6 million from 2024 and 2023 acquisitions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.5% in the six months ended June 30, 2024 from 20.0% in the six months ended June 30, 2023.
Real Estate Taxes
Real estate tax expense increased $4.4 million, or 6.8%, to $69.3 million in the six months ended June 30, 2024 compared to $64.9 million in the six months ended June 30, 2023. This increase is primarily due to the following:
•an increase of $2.8 million from comparable properties primarily due to higher assessments, partially offset by prior year refunds received during 2024,

•an increase of $0.9 million from non-comparable properties due primarily to openings at Darien Commons, Pike & Rose Phase IV, and Huntington Shopping Center,
•an increase of $0.3 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, and
•an increase of $0.3 million from our 2024 acquisition.
Property Operating Income
Property operating income increased $19.5 million, or 5.2%, to $397.5 million in the six months ended June 30, 2024 compared to $378.0 million in the six months ended June 30, 2023. This increase is primarily driven by higher rental rates and average occupancy, 2023 and 2024 openings at our non-comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, and our 2024 acquisition, partially offset by property sales and an increase in collectibility related adjustments.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $10.8 million, or 6.9%, to $168.5 million in the six months ended June 30, 2024 compared to $157.6 million in the six months ended June 30, 2023. This increase is due primarily to our investment in comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, placing redevelopment properties into service, the opening of Pike & Rose Phase IV, and 2024 acquisitions, partially offset by property sales.
Gain on Sale of Real Estate
The $52.3 million gain on sale of real estate for the six months ended June 30, 2024 is due primarily to the sale of Third Street Promenade for a sales price of $103.0 million .
The $1.7 million gain on sale of real estate for the six months ended June 30, 2023 is due the sale of our Town Center of New Britain shopping center for a sales price of $13.2 million.
Operating Income
Operating income increased $59.6 million, or 30.2%, to $257.2 million in the six months ended June 30, 2024 compared to $197.6 million in the six months ended June 30, 2023. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, 2023 and 2024 openings at our non-comparable properties, the reconsolidation of Escondido Promenade during the second quarter of 2023, and our 2024 acquisition, partially offset by property sales and an increase in collectibility related adjustments.
Other
Interest Expense
Interest expense increased $5.9 million, or 7.2%, to $88.0 million in the six months ended June 30, 2024 compared to $82.1 million in the six months ended June 30, 2023. This increase is due primarily to the following:
•an increase of $4.2 million due to a higher overall weighted average borrowing rate,
•an increase of $1.0 million due to higher weighted average borrowings, and
•a decrease of $0.7 million in capitalized interest.
Gross interest costs were $98.5 million and $93.3 million in the six months ended June 30, 2024 and 2023, respectively. Capitalized interest was $10.5 million and $11.1 million for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2024 were approximately $184.7 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
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
As of June 30, 2024, we had cash and cash equivalents of $103.2 million and $81.8 million outstanding on our $1.25 billion revolving credit facility. For the six months ended June 30, 2024, the weighted average amount of borrowings outstanding on our revolving credit facility was $30.3 million, and the weighted average interest rate, before amortization of debt fees, was 6.2%. We also have the capacity to issue up to $427.0 million in common shares under our ATM equity program.
Our overall capital requirements for the remainder of 2024 will be impacted by the overall economic environment including impacts of inflation and higher interest rates, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $207 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels slightly reduced from 2023 as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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
Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$310,883	$292,276	$18,607
Net cash used in investing activities	(252,627)	(204,199)	(48,428)
Net cash used in financing activities	(204,443)	(81,669)	(122,774)
(Decrease) increase in cash, cash equivalents and restricted cash	(146,187)	6,408	(152,595)
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348	163,656
Cash, cash equivalents, and restricted cash at end of period	$113,817	$102,756	$11,061

Net cash provided by operating activities increased $18.6 million to $310.9 million during the six months ended June 30, 2024 from $292.3 million during the six months ended June 30, 2023. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate, and higher collections related to year end recovery billings, partially offset by the timing of cash receipts related to prepaid rent.
Net cash used in investing activities increased $48.4 million to $252.6 million during the six months ended June 30, 2024 from $204.2 million during the six months ended June 30, 2023. The increase was primarily attributable to:
•a $154.3 million increase in acquisition of real estate due to the May 2024 acquisition of the fee interest in Virginia Gateway (see Note 3 to the consolidated financial statements for additional information), as compared to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade in May 2023, partially offset by
•an $83.7 million increase in net proceeds from the sale of real estate primarily due to $96.3 million of net proceeds from the sale of Third Street Promenade during the six months ended June 30, 2024, as compared to $12.6 million of net proceeds from the sale of Town Center of New Britain during the six months ended June 30, 2023, and
•a $31.5 million decrease in capital expenditures.
Net cash used in financing activities increased $122.8 million to $204.4 million during the six months ended June 30, 2024 from $81.7 million during the six months ended June 30, 2023. The increase was primarily attributable to:
•a $325.0 million increase in repayment of senior notes primarily due to the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity, as compared to the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $13.2 million increase in distributions to and redemptions of noncontrolling interests primarily related to our April 2024 acquisition of the noncontrolling interest in the partnership that owns our CocoWalk property for approximately $12.4 million, and
•a $4.8 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, partially offset by
•a $125.8 million net increase due to net proceeds of $471.5 million from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, as compared to $345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023,
•a $64.7 million increase in net proceeds from the issuance of common shares under our ATM program, and
•a $50.3 million increase in net borrowings on our revolving credit facility to $81.8 million of net borrowings during the six months ended June 30, 2024, as compared to $31.5 million of net borrowings during the six months ended June 30, 2023.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2024:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2024	Stated Interest Rate as of June 30, 2024	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,375	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	52,870	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	29,364	Various	Various through 2029
Chelsea	Acquired	3,795	5.36%	January 15, 2031
Subtotal		517,504
Net unamortized debt issuance costs and discount		(1,867)
Total mortgages payable, net		515,637

Notes payable
Term loan (4)(6)	600,000	600,000	SOFR + 0.85%	April 16, 2025
Revolving credit facility (4)(6)	(5)	81,800	SOFR + 0.775%	April 5, 2027
Various	7,749	2,180	Various	Various through 2059
Subtotal		683,980
Net unamortized debt issuance costs		(700)
Total notes payable, net		683,280

Senior notes and debentures (6)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(24,445)
Total senior notes and debentures, net		3,354,755

Total debt, net		$4,553,672
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
(5)The maximum amount drawn under our $1.25 billion revolving credit facility during the six months ended June 30, 2024 was $202.7 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 6.2%.

(6)The Operating Partnership is the named obligor under our revolving credit facility, term loan, and senior notes and debenture. Effective April 1, 2024, a wholly owned subsidiary of the Operating Partnership guarantees the term loan.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2024, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2024:

	Unsecured		Secured		Total
	(In thousands)
2024	$467		$1,622		$2,089
2025	600,490	(1)	247,630	(2)	848,120
2026	429,344		26,282		455,626
2027	596,879	(3)	178,282		775,161
2028	350,000		2,511		352,511
Thereafter	2,086,000		61,177		2,147,177
	$4,063,180		$517,504		$4,580,684	(4)
__________________
(1)Our $600.0 million term loan matures on April 16, 2025, plus one one-year extension at our option to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of June 30, 2024, there was $81.8 million outstanding under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2024.
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
As of June 30, 2024, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $38.9 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2024.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$114,655	$63,004	$172,671	$120,735
Net income attributable to noncontrolling interests	(2,673)	(2,505)	(3,953)	(4,901)
Gain on sale of real estate	(52,280)	—	(52,280)	(1,702)
Depreciation and amortization of real estate assets	75,157	70,486	149,095	140,990
Amortization of initial direct costs of leases	8,179	7,567	15,916	15,352
Funds from operations	143,038	138,552	281,449	270,474
Dividends on preferred shares (1)	(1,875)	(1,875)	(3,750)	(3,750)
Income attributable to downREIT operating partnership units	688	688	1,380	1,381
Income attributable to unvested shares	(514)	(505)	(1,017)	(987)
Funds from operations available for common shareholders	$141,337	$136,860	$278,062	$267,118
Weighted average number of common shares, diluted (1)(2)	83,657	81,945	83,495	81,911

Funds from operations available for common shareholders, per diluted share (2)	$1.69	$1.67	$3.33	$3.26
_____________________
(1)For the three and six months ended June 30, 2024 and 2023, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for the six months ended June 30, 2024 and the three and six months ended June 30, 2023.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2024, we had $3.9 billion of fixed-rate debt outstanding, including $252.9 million of mortgage payables for which the rate is effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $161.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $179.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2024, we had $681.8 million of variable rate debt outstanding (the $600.0 million principal balance on our unsecured term loan and $81.8 million outstanding on our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.8 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.8 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2024, we redeemed 2,852 downREIT operating partnership units for cash.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 1, 2024	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 1, 2024	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)