Form 10-Q
period 2024-09-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2024-10-30
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(301) 998-8100
(Registrant’s Telephone Number, Including Area Code)

Federal Realty Investment Trust

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	FRT	New York Stock Exchange
$.01 par value per share, with associated Common Share Purchase Rights

Depositary Shares, each representing 1/1000 of a 5.00%	FRT-C	New York Stock Exchange
Series C Cumulative Redeemable Preferred Share, $.01 par value per share
Federal Realty OP LP

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
None	N/A	N/A
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on October 25, 2024 was 84,964,130.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2024, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of September 30, 2024, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,822,143 and $2,021,622 of consolidated variable interest entities, respectively)	$10,355,292	$9,932,891
Construction-in-progress (including $8,352 and $8,677 of consolidated variable interest entities, respectively)	524,707	613,296
	10,879,999	10,546,187
Less accumulated depreciation and amortization (including $414,128 and $416,663 of consolidated variable interest entities, respectively)	(3,115,910)	(2,963,519)
Net real estate	7,764,089	7,582,668
Cash and cash equivalents	97,023	250,825
Accounts and notes receivable, net	206,513	201,733
Mortgage notes receivable, net	9,157	9,196
Investment in partnerships	33,008	34,870
Operating lease right of use assets, net	86,415	86,993
Finance lease right of use assets, net	6,685	6,850
Prepaid expenses and other assets	276,328	263,377
TOTAL ASSETS	$8,479,218	$8,436,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $187,311 and $189,286 of consolidated variable interest entities, respectively)	$515,012	$516,936
Notes payable, net	601,307	601,945
Senior notes and debentures, net	3,356,298	3,480,296
Accounts payable and accrued expenses	201,066	174,714
Dividends payable	95,849	92,634
Security deposits payable	30,284	30,482
Operating lease liabilities	75,409	75,870
Finance lease liabilities	12,754	12,670
Other liabilities and deferred credits	224,693	225,443
Total liabilities	5,112,672	5,210,990
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	180,946	183,363
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, respectively, 84,952,538 and 82,775,286 shares issued and outstanding, respectively	855	833
Additional paid-in capital	4,160,451	3,959,276
Accumulated dividends in excess of net income	(1,211,833)	(1,160,474)
Accumulated other comprehensive income	2,172	4,052
Total shareholders’ equity of the Trust	3,111,467	2,963,509
Noncontrolling interests	74,133	78,650
Total shareholders’ equity	3,185,600	3,042,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,479,218	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
REVENUE
Rental income	$303,352	$286,323	$890,172	$839,509
Mortgage interest income	281	281	836	833
Total revenue	303,633	286,604	891,008	840,342
EXPENSES
Rental expenses	63,898	58,595	184,448	169,410
Real estate taxes	36,053	33,045	105,402	97,992
General and administrative	10,822	13,149	34,920	37,607
Depreciation and amortization	87,028	81,731	255,481	239,342
Total operating expenses	197,801	186,520	580,251	544,351

Gain on sale of real estate	—	—	52,280	1,702

OPERATING INCOME	105,832	100,084	363,037	297,693

OTHER INCOME/(EXPENSE)
Other interest income	978	721	3,512	3,775
Interest expense	(44,237)	(42,726)	(132,242)	(124,835)
Income from partnerships	888	1,313	1,825	3,494
NET INCOME	63,461	59,392	236,132	180,127
Net income attributable to noncontrolling interests	(2,508)	(2,344)	(6,461)	(7,245)
NET INCOME ATTRIBUTABLE TO THE TRUST	60,953	57,048	229,671	172,882
Dividends on preferred shares	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$58,945	$55,040	$223,647	$166,858

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.70	$0.67	$2.68	$2.04
Weighted average number of common shares	83,994	81,274	83,180	81,210

COMPREHENSIVE INCOME	$58,404	$60,787	$234,144	$181,248

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$56,083	$58,325	$227,791	$173,898

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813
Net income, excluding $1,742 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,953	—	766	61,719
Other comprehensive loss - change in fair value of interest rate swaps, excluding $187 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4,870)	—	(4,870)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(93,442)	—	—	(93,442)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $3,167 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,293)	(1,293)
Common shares issued, net	—	—	1,358,977	14	151,375	—	—	—	151,389
Shares issued under dividend reinvestment plan	—	—	4,542	—	476	—	—	—	476
Share-based compensation expense, net of forfeitures	—	—	1,080	—	3,777	—	—	—	3,777
Shares withheld for employee taxes	—	—	(2,604)	—	(286)	—	—	—	(286)
Redemption of downREIT OP units	—	—	—	—	(140)	—	—	(535)	(675)
BALANCE AT SEPTEMBER 30, 2024	398,878	$159,822	84,952,538	$855	$4,160,451	$(1,211,833)	$2,172	$74,133	$3,185,600

BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $5,179 attributable to redeemable noncontrolling interests	—	—	—	—	—	229,671	—	1,282	230,953
Other comprehensive loss - change in fair value of interest rate swaps, excluding $108 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,880)	—	(1,880)
Dividends declared to common shareholders ($3.28 per share)	—	—	—	—	—	(275,006)	—	—	(275,006)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $7,488 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(3,183)	(3,183)
Common shares issued, net	—	—	2,059,775	21	222,298	—	—	—	222,319
Shares issued under dividend reinvestment plan	—	—	13,975	—	1,323	—	—	—	1,323
Share-based compensation expense, net of forfeitures	—	—	148,462	1	11,951	—	—	—	11,952
Shares withheld for employee taxes	—	—	(49,120)	—	(4,972)	—	—	—	(4,972)
Conversion and redemption of downREIT OP units	—	—	4,160	—	287	—	—	(1,247)	(960)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
BALANCE AT SEPTEMBER 30, 2024	398,878	$159,822	84,952,538	$855	$4,160,451	$(1,211,833)	$2,172	$74,133	$3,185,600

Federal Realty Investment Trust
Consolidated Statements of Shareholders' Equity
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2023	398,878	$159,822	81,515,511	$820	$3,832,983	$(1,098,432)	$5,496	$79,742	$2,980,431
Net income, excluding $1,817 attributable to redeemable noncontrolling interests	—	—	—	—	—	57,048	—	527	57,575
Other comprehensive income - change in fair value of interest rate swaps, excluding $118 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	1,277	—	1,277
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(88,958)	—	—	(88,958)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $3,545 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,081)	(1,081)
Common shares issued, net	—	—	95,045	1	9,702	—	—	—	9,703
Shares issued under dividend reinvestment plan	—	—	4,767	—	475	—	—	—	475
Share-based compensation expense, net of forfeitures	—	—	3,922	—	3,738	—	—	—	3,738
Shares withheld for employee taxes	—	—	(2,683)	—	(268)	—	—	—	(268)
Conversion of downREIT OP units	—	—	1,600	—	215	—	—	(215)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	165	165
BALANCE AT SEPTEMBER 30, 2023	398,878	$159,822	81,618,162	$821	$3,846,845	$(1,132,350)	$6,773	$79,138	$2,961,049

BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $5,036 attributable to redeemable noncontrolling interests	—	—	—	—	—	172,882	—	2,209	175,091
Other comprehensive income - change in fair value of interest rate swaps, excluding $105 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	1,016	—	1,016
Dividends declared to common shareholders ($3.25 per share)	—	—	—	—	—	(265,022)	—	—	(265,022)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $6,972 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(3,283)	(3,283)
Common shares issued, net	—	—	152,141	2	15,893	—	—	—	15,895
Shares issued under dividend reinvestment plan	—	—	14,398	—	1,380	—	—	—	1,380
Share-based compensation expense, net of forfeitures	—	—	145,156	1	11,867	—	—	—	11,868
Shares withheld for employee taxes	—	—	(45,615)	—	(4,979)	—	—	—	(4,979)
Conversion of downREIT OP units	—	—	9,123	—	883	—	—	(883)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,092	1,092
BALANCE AT SEPTEMBER 30, 2023	398,878	$159,822	81,618,162	$821	$3,846,845	$(1,132,350)	$6,773	$79,138	$2,961,049
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$236,132	$180,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,481	239,342
Gain on sale of real estate	(52,280)	(1,702)
Income from partnerships	(1,825)	(3,494)
Straight-line rent	(16,356)	(8,605)
Share-based compensation expense	11,153	10,831
Other, net	(1,603)	(3,891)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	11,044	10,486
Increase in prepaid expenses and other assets	(3,600)	(1,739)
Increase in accounts payable and accrued expenses	22,783	21,282
(Decrease) increase in security deposits and other liabilities	(5,961)	578
Net cash provided by operating activities	454,968	443,215
INVESTING ACTIVITIES
Acquisition of real estate	(273,927)	(59,568)
Capital expenditures - development and redevelopment	(104,350)	(162,662)
Capital expenditures - other	(78,055)	(73,229)
Costs associated with property sold under threat of condemnation	—	(1,378)
Proceeds from sale of real estate	96,324	12,626
Distribution from partnerships in excess of earnings	3,603	9,314
Leasing costs	(19,047)	(13,741)
Net cash used in investing activities	(375,452)	(288,638)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	—	50,500
Issuance of senior notes, net of costs	471,507	345,698
Repayment of senior notes	(600,000)	(275,000)
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(2,662)	(2,528)
Purchase of capped calls	(19,448)	—
Issuance of common shares, net of costs	222,383	16,000
Dividends paid to common and preferred shareholders	(276,548)	(268,658)
Shares withheld for employee taxes	(4,972)	(4,979)
Contributions from noncontrolling interests	725	1,092
Distributions to and acquisition/redemptions of noncontrolling interests	(23,997)	(10,259)
Net cash used in financing activities	(233,914)	(148,134)
(Decrease) increase in cash, cash equivalents and restricted cash	(154,398)	6,443
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$105,606	$102,791
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,822,143 and $2,021,622 of consolidated variable interest entities, respectively)	$10,355,292	$9,932,891
Construction-in-progress (including $8,352 and $8,677 of consolidated variable interest entities, respectively)	524,707	613,296
	10,879,999	10,546,187
Less accumulated depreciation and amortization (including $414,128 and $416,663 of consolidated variable interest entities, respectively)	(3,115,910)	(2,963,519)
Net real estate	7,764,089	7,582,668
Cash and cash equivalents	97,023	250,825
Accounts and notes receivable, net	206,513	201,733
Mortgage notes receivable, net	9,157	9,196
Investment in partnerships	33,008	34,870
Operating lease right of use assets, net	86,415	86,993
Finance lease right of use assets, net	6,685	6,850
Prepaid expenses and other assets	276,328	263,377
TOTAL ASSETS	$8,479,218	$8,436,512
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $187,311 and $189,286 of consolidated variable interest entities, respectively)	$515,012	$516,936
Notes payable, net	601,307	601,945
Senior notes and debentures, net	3,356,298	3,480,296
Accounts payable and accrued expenses	201,066	174,714
Dividends payable	95,849	92,634
Security deposits payable	30,284	30,482
Operating lease liabilities	75,409	75,870
Finance lease liabilities	12,754	12,670
Other liabilities and deferred credits	224,693	225,443
Total liabilities	5,112,672	5,210,990
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	180,946	183,363
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 84,952,538 and 82,775,286 units issued and outstanding, respectively	2,954,507	2,804,669
Accumulated other comprehensive income	2,172	4,052
Total partner capital	3,111,467	2,963,509
Noncontrolling interests in consolidated partnerships	74,133	78,650
Total capital	3,185,600	3,042,159
TOTAL LIABILITIES AND CAPITAL	$8,479,218	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per unit data)
REVENUE
Rental income	$303,352	$286,323	$890,172	$839,509
Mortgage interest income	281	281	836	833
Total revenue	303,633	286,604	891,008	840,342
EXPENSES
Rental expenses	63,898	58,595	184,448	169,410
Real estate taxes	36,053	33,045	105,402	97,992
General and administrative	10,822	13,149	34,920	37,607
Depreciation and amortization	87,028	81,731	255,481	239,342
Total operating expenses	197,801	186,520	580,251	544,351

Gain on sale of real estate	—	—	52,280	1,702

OPERATING INCOME	105,832	100,084	363,037	297,693

OTHER INCOME/(EXPENSE)
Other interest income	978	721	3,512	3,775
Interest expense	(44,237)	(42,726)	(132,242)	(124,835)
Income from partnerships	888	1,313	1,825	3,494
NET INCOME	63,461	59,392	236,132	180,127
Net income attributable to noncontrolling interests	(2,508)	(2,344)	(6,461)	(7,245)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	60,953	57,048	229,671	172,882
Distributions on preferred units	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$58,945	$55,040	$223,647	$166,858

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.70	$0.67	$2.68	$2.04
Weighted average number of common units	83,994	81,274	83,180	81,210

COMPREHENSIVE INCOME	$58,404	$60,787	$234,144	$181,248

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$56,083	$58,325	$227,791	$173,898

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	$2,995,618	$75,195	$3,070,813
Net income, excluding $1,742 attributable to redeemable noncontrolling interests	2,008	58,945	—	60,953	766	61,719
Other comprehensive loss - change in fair value of interest rate swaps, excluding $187 attributable to redeemable noncontrolling interests	—	—	(4,870)	(4,870)	—	(4,870)
Distributions declared to common unit holders	—	(93,442)	—	(93,442)	—	(93,442)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,167 attributable to redeemable noncontrolling interests	—	—	—	—	(1,293)	(1,293)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	151,389	—	151,389	—	151,389
Common units issued under dividend reinvestment plan	—	476	—	476	—	476
Share-based compensation expense, net of forfeitures	—	3,777	—	3,777	—	3,777
Common units withheld for employee taxes	—	(286)	—	(286)	—	(286)
Redemption of downREIT OP units	—	(140)	—	(140)	(535)	(675)
BALANCE AT SEPTEMBER 30, 2024	$154,788	$2,954,507	$2,172	$3,111,467	$74,133	$3,185,600

BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $5,179 attributable to redeemable noncontrolling interests	6,024	223,647	—	229,671	1,282	230,953
Other comprehensive loss - change in fair value of interest rate swaps, excluding $108 attributable to redeemable noncontrolling interest	—	—	(1,880)	(1,880)	—	(1,880)
Distributions declared to common unit holders	—	(275,006)	—	(275,006)	—	(275,006)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $7,488 attributable to redeemable noncontrolling interests	—	—	—	—	(3,183)	(3,183)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	222,319	—	222,319	—	222,319
Common units issued under dividend reinvestment plan	—	1,323	—	1,323	—	1,323
Share-based compensation expense, net of forfeitures	—	11,952	—	11,952	—	11,952
Common units withheld for employee taxes	—	(4,972)	—	(4,972)	—	(4,972)
Conversion and redemption of downREIT OP units	—	287	—	287	(1,247)	(960)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT SEPTEMBER 30, 2024	$154,788	$2,954,507	$2,172	$3,111,467	$74,133	$3,185,600

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2023
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2023	$154,788	$2,740,405	$5,496	$2,900,689	$79,742	$2,980,431
Net income, excluding $1,817 attributable to redeemable noncontrolling interests	2,008	55,040	—	57,048	527	57,575
Other comprehensive income - change in fair value of interest rate swaps, excluding $118 attributable to redeemable noncontrolling interests	—	—	1,277	1,277	—	1,277
Distributions declared to common unit holders	—	(88,958)	—	(88,958)	—	(88,958)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,545 attributable to redeemable noncontrolling interests	—	—	—	—	(1,081)	(1,081)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	9,703	—	9,703	—	9,703
Common units issued under dividend reinvestment plan	—	475	—	475	—	475
Share-based compensation expense, net of forfeitures	—	3,738	—	3,738	—	3,738
Common units withheld for employee taxes	—	(268)	—	(268)	—	(268)
Conversion of downREIT OP units	—	215	—	215	(215)	—
Contributions from noncontrolling interests	—	—	—	—	165	165
BALANCE AT SEPTEMBER 30, 2023	$154,788	$2,720,350	$6,773	$2,881,911	$79,138	$2,961,049

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $5,036 attributable to redeemable noncontrolling interests	6,024	166,858	—	172,882	2,209	175,091
Other comprehensive income - change in fair value of interest rate swaps, excluding $105 attributable to redeemable noncontrolling interests	—	—	1,016	1,016	—	1,016
Distributions declared to common unit holders	—	(265,022)	—	(265,022)	—	(265,022)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $6,972 attributable to redeemable noncontrolling interests	—	—	—	—	(3,283)	(3,283)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	15,895	—	15,895	—	15,895
Common units issued under dividend reinvestment plan	—	1,380	—	1,380	—	1,380
Share-based compensation expense, net of forfeitures	—	11,868	—	11,868	—	11,868
Common units withheld for employee taxes	—	(4,979)	—	(4,979)	—	(4,979)
Conversion of downREIT OP units	—	883	—	883	(883)	—
Contributions from noncontrolling interests	—	—	—	—	1,092	1,092
BALANCE AT SEPTEMBER 30, 2023	$154,788	$2,720,350	$6,773	$2,881,911	$79,138	$2,961,049
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$236,132	$180,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,481	239,342
Gain on sale of real estate	(52,280)	(1,702)
Income from partnerships	(1,825)	(3,494)
Straight-line rent	(16,356)	(8,605)
Share-based compensation expense	11,153	10,831
Other, net	(1,603)	(3,891)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	11,044	10,486
Increase in prepaid expenses and other assets	(3,600)	(1,739)
Increase in accounts payable and accrued expenses	22,783	21,282
(Decrease) increase in security deposits and other liabilities	(5,961)	578
Net cash provided by operating activities	454,968	443,215
INVESTING ACTIVITIES
Acquisition of real estate	(273,927)	(59,568)
Capital expenditures - development and redevelopment	(104,350)	(162,662)
Capital expenditures - other	(78,055)	(73,229)
Costs associated with property sold under threat of condemnation	—	(1,378)
Proceeds from sale of real estate	96,324	12,626
Distribution from partnerships in excess of earnings	3,603	9,314
Leasing costs	(19,047)	(13,741)
Net cash used in investing activities	(375,452)	(288,638)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	—	50,500
Issuance of senior notes, net of costs	471,507	345,698
Repayment of senior notes	(600,000)	(275,000)
Costs to extend and issue notes and mortgages payable	(902)	—
Repayment of mortgages, finance leases and notes payable	(2,662)	(2,528)
Purchase of capped calls	(19,448)	—
Issuance of common units, net of costs	222,383	16,000
Distributions to common and preferred unit holders	(276,548)	(268,658)
Shares withheld for employee taxes	(4,972)	(4,979)
Contributions from noncontrolling interests	725	1,092
Distributions to and acquisition/redemptions of noncontrolling interests	(23,997)	(10,259)
Net cash used in financing activities	(233,914)	(148,134)
(Decrease) increase in cash, cash equivalents and restricted cash	(154,398)	6,443
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348
Cash, cash equivalents, and restricted cash at end of period	$105,606	$102,791

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of September 30, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year.
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

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted.	We adopted this ASU as of January 1, 2024. The implementation of this ASU did not have an impact on our consolidated financial statements.

Issued in 2023:
ASU 2023-07, November 2023, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures	This ASU requires public entities to provide disclosures of significant segment expense and other significant segment items, as well as provide in interim period all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Additionally, public entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

	The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted.	While we continue to evaluate the impact of this ASU on our Form 10-K for the year ended December 31, 2024, we anticipate providing disclosures required by ASC 280 for our single reportable segment.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$147,939	$141,994
Interest capitalized	(15,697)	(17,159)
Interest expense	$132,242	$124,835
Cash paid for interest, net of amounts capitalized	$123,586	$113,414
Cash paid for income taxes	$190	$778
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$1,259	$1,275
DownREIT operating partnership units redeemed for common shares	$366	$883

	September 30,	December 31,
	2024	2023
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$97,023	$250,825
Restricted cash (1)	8,583	9,179
Total cash, cash equivalents, and restricted cash	$105,606	$260,004
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
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million. Approximately $4.2 million of net assets acquired were allocated to other assets for "acquired lease costs," and $4.0 million of net assets acquired were allocated to other liabilities for "below market leases."
During the nine months ended September 30, 2024, we sold our Third Street Promenade property for $103.0 million, resulting in a gain on sale of $52.0 million.

NOTE 4—DEBT
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes for the three and nine months ended September 30, 2024 was $4.6 million and $13.3 million, respectively, including debt issuance cost amortization.
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
During the three and nine months ended September 30, 2024, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $152.7 million and $202.7 million, respectively. The weighted average amount of borrowings outstanding was $52.1 million and $37.6 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 6.2% for both the three and nine months ended September 30, 2024. At September 30, 2024, our revolving credit facility had no balance outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2024, we were in compliance with all default related debt covenants.

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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,116,319	$1,094,666	$1,118,881	$1,101,479
Senior notes and debentures, net	$3,356,298	$3,221,518	$3,480,296	$3,201,174

As of September 30, 2024, we have five interest rate swap agreements with total notional amounts of $252.5 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $52.5 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2024 was an asset of $2.8 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and nine months ended September 30, 2024, the value of our interest rate swaps decreased $4.7 million and $1.9 million, respectively (including $1.1 million and $3.4 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,763	$—	$2,763	$—	$4,668	$—	$4,668
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2024, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a decrease of $0.4 million and $0.1 million, respectively.

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
During the three months ended September 30, 2024, the term of our ground lease for our Kings Court property expired.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. A total of 622,399 downREIT operating partnership units are outstanding which have a total fair value of approximately $71.6 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2024.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2024		2023
	Declared	Paid	Declared	Paid
Common shares	$3.280	$3.270	$3.250	$3.240
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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
For the three months ended September 30, 2024, we issued 1,282,938 common shares at a weighted average price per share of $113.27 for net cash proceeds of $143.8 million including paying $1.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2024, we issued 2,059,654 common shares (of which, 62,895 were sold during 2023 under our previous ATM equity program) at a weighted average price per share of $109.20 for net cash proceeds of $222.4 million, including paying $2.2 million in commissions and $0.3 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the three and nine months ended September 30, 2024 for 709,925 common shares under our ATM equity program at a weighted average offering price of $115.91. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from September 2025 to December 2025. As of September 30, 2024, we have the capacity to issue up to $199.4 million in common shares under our ATM equity program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,777	$3,738	$11,952	$11,868
Capitalized share-based compensation	(263)	(352)	(799)	(1,037)
Share-based compensation expense	$3,514	$3,386	$11,153	$10,831

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three and nine months ended September 30, 2024 and 2023, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 stock options for the three and nine months ended September 30, 2024, and 1,829 stock options for the three and nine months ended September 30, 2023,
•conversions of downREIT operating partnership units for both the three and nine months ended September 30, 2024 and 2023,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three and nine months ended September 30, 2024 and 2023,
•the issuance of 0.7 million shares and units issuable under common share forward sales agreements for the three and nine months ended September 30, 2024, and
•exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for the three and nine months ended September 30, 2024.
Additionally, 10,441 unvested restricted stock units are excluded from the diluted EPS and EPU calculations as the market based performance criteria in the awards has not yet been achieved.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
NUMERATOR
Net income	$63,461	$59,392	$236,132	$180,127
Less: Preferred share dividends	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,508)	(2,344)	(6,461)	(7,245)
Less: Earnings allocated to unvested shares	(325)	(323)	(988)	(974)
Net income available for common shareholders, basic and diluted	$58,620	$54,717	$222,659	$165,884
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	83,994	81,274	83,180	81,210

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.70	$0.67	$2.68	$2.04

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per unit data)
NUMERATOR
Net income	$63,461	$59,392	$236,132	$180,127
Less: Preferred unit distributions	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,508)	(2,344)	(6,461)	(7,245)
Less: Earnings allocated to unvested units	(325)	(323)	(988)	(974)
Net income available for common unit holders, basic and diluted	$58,620	$54,717	$222,659	$165,884
DENOMINATOR
Weighted average common units outstanding, basic and diluted	83,994	81,274	83,180	81,210

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.70	$0.67	$2.68	$2.04
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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. As of September 30, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.8 million commercial square feet. In total, the real estate projects were 95.9% leased and 94.0% occupied at September 30, 2024.
General Economic Conditions
The economy continues to face several issues including inflation risk, high interest rates, and potentially worsening economic conditions present risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
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
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million. Approximately $4.2 million of net assets acquired were allocated to other assets for "acquired lease costs," and $4.0 million of net assets acquired were allocated to other liabilities for "below market leases."
During the nine months ended September 30, 2024, we sold our Third Street Promenade property for $103.0 million, resulting in a gain on sale of $52.0 million.
Debt and Equity Transactions
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes for the three and nine months ended September 30, 2024 was $4.6 million and $13.3 million, respectively, including debt issuance cost amortization.
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

For the three months ended September 30, 2024, we issued 1,282,938 common shares at a weighted average price per share of $113.27 for net cash proceeds of $143.8 million including paying $1.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2024, we issued 2,059,654 common shares (of which, 62,895 were sold during 2023 under our previous ATM equity program) at a weighted average price per share of $109.20 for net cash proceeds of $222.4 million, including paying $2.2 million in commissions and $0.3 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the three and nine months ended September 30, 2024 for 709,925 common shares under our ATM equity program at a weighted average offering price of $115.91. The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) schedule dividends during the term of the forward sale agreements. The open forward shares may be settled at any time on or before multiple required settlement dates ranging from September 2025 to December 2025. As of September 30, 2024, we have the capacity to issue up to $199.4 million in common shares under our ATM equity program.
Other Transactions
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for $12.4 million, bringing our ownership to 100%.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $102 million and $6 million, respectively, for the nine months ended September 30, 2024, and $155 million and $7 million for the nine months ended September 30, 2023. We capitalized external and internal costs related to other property improvements of $74 million and $4 million, respectively, for the nine months ended September 30, 2024, and $66 million and $3 million, respectively, for the nine months ended September 30, 2023. We capitalized external and internal costs related to leasing activities of $14 million and $3 million, respectively, for the nine months ended September 30, 2024, and $13 million and $3 million, respectively, for the nine months ended September 30, 2023. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $3 million, and $3 million, respectively, for the nine months ended September 30, 2024, and $7 million, $3 million, and $3 million, respectively, for the nine months ended September 30, 2023. Total capitalized costs were $204 million and $247 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.1 million square feet of comparable retail space leasing we've completed in the last twelve months, and the 1.9% spread between our leased rate of 95.9% and our occupied rate of 94.0%. However, the effects of high levels of inflation and interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended timeframes and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.

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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 204,000 square feet of the office space is leased, and all of the retail space is leased. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023. As of September 30, 2024, approximately 164,000 square feet of office space and 5,000 square feet of retail space is open.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 193,000 square feet of space is leased, of which 29,000 square feet of space is open as of September 30, 2024.
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
At September 30, 2024, the leasable commercial square feet in our properties was 95.9% leased and 94.0% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2024, we signed retail leases for a total of 593,000 square feet of retail space including 581,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis. New leases for comparable spaces were signed for 230,000 square feet, with an average rental increase of 20% on a cash basis. Renewals for comparable spaces were signed for 351,000 square feet at a 11% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $26.28 per square foot, of which $65.91 per square foot was for new leases and $0.36 per square foot was for renewals for the three months ended September 30, 2024.
For the nine months ended September 30, 2024, we signed retail leases for a total of 1,781,000 square feet of retail space including 1,742,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis. New leases for comparable spaces were signed for 766,000 square feet, with an average rental increase of 17% on a cash basis. Renewals for comparable spaces were signed for 977,000 square feet at a 7% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $26.53 per square foot, of which $57.04 per square foot was for new leases and $2.61 per square foot was for renewals for the nine months ended September 30, 2024.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period, excluding leases at properties sold or under contract to be sold. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent considered to part of base rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgement by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
In the past five years, we have executed comparable space leases for 1.6 to 2.1 million square feet of retail space each year and expect the volume in 2024 will be in line with or slightly above these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2024, all or a portion of 96 and 95 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties. For the nine months ended September 30, 2024, one property and two portions of properties were moved from non-comparable properties to comparable properties, two properties and one portion of a property were moved from acquisitions to comparable properties, one property was moved from other to comparable properties, as it was reconsolidated, and two properties were removed from comparable as we no longer own the properties; all compared to the designations as of December 31, 2023. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$303,352	$286,323	$17,029	5.9%
Mortgage interest income	281	281	—	—%
Total property revenue	303,633	286,604	17,029	5.9%
Rental expenses	63,898	58,595	5,303	9.1%
Real estate taxes	36,053	33,045	3,008	9.1%
Total property expenses	99,951	91,640	8,311	9.1%
Property operating income (1)	203,682	194,964	8,718	4.5%
General and administrative expense	(10,822)	(13,149)	2,327	(17.7)%
Depreciation and amortization	(87,028)	(81,731)	(5,297)	6.5%
Operating income	105,832	100,084	5,748	5.7%
Other interest income	978	721	257	35.6%
Interest expense	(44,237)	(42,726)	(1,511)	3.5%
Income from partnerships	888	1,313	(425)	(32.4)%
Total other, net	(42,371)	(40,692)	(1,679)	4.1%
Net income	63,461	59,392	4,069	6.9%
Net income attributable to noncontrolling interests	(2,508)	(2,344)	(164)	7.0%
Net income attributable to the Trust	$60,953	$57,048	$3,905	6.8%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$105,832	$100,084
General and administrative	10,822	13,149
Depreciation and amortization	87,028	81,731
Property operating income	$203,682	$194,964
Property Revenues
Total property revenue increased $17.0 million, or 5.9%, to $303.6 million in the three months ended September 30, 2024 compared to $286.6 million in the three months ended September 30, 2023. The percentage occupied at our shopping centers was 94.0% and 92.3% at September 30, 2024 and 2023, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $17.0 million, or 5.9%, to $303.4 million in the three months ended September 30, 2024 compared to $286.3 million in the three months ended September 30, 2023 due primarily to the following:
•an increase of $7.9 million from comparable properties primarily related to higher rental rates of approximately $5.6 million, a $2.2 million increase in recoveries from tenants on higher expenses, and higher average occupancy of approximately $1.5 million, partially offset by a $1.3 million decrease in lease termination fee income,
•an increase of $7.0 million from 2024 acquisitions, and

•an increase of $4.7 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Huntington Shopping Center, and Darien Commons,
partially offset by
•a decrease of $3.4 million from property dispositions.
Property Expenses
Total property expenses increased $8.3 million, or 9.1%, to $100.0 million in the three months ended September 30, 2024 compared to $91.6 million in the three months ended September 30, 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $5.3 million, or 9.1%, to $63.9 million in the three months ended September 30, 2024 compared to $58.6 million in the three months ended September 30, 2023. This increase is primarily due to the following:
•an increase of $3.1 million from comparable properties due primarily to higher repairs and maintenance costs, utilities, and insurance costs,
•an increase of $1.1 million from 2024 acquisitions, and
•an increase of $0.9 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV and Huntington Shopping Center,
partially offset by
•a decrease of $0.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.1% in the three months ended September 30, 2024 from 20.5% in the three months ended September 30, 2023.
Real Estate Taxes
Real estate tax expense increased $3.0 million, or 9.1%, to $36.1 million in the three months ended September 30, 2024 compared to $33.0 million in the three months ended September 30, 2023. This increase is primarily due to the following:
•an increase of $1.5 million from non-comparable properties due primarily to a successful tax appeal in 2023, and openings at Pike & Rose Phase IV and Darien Commons,
•an increase of $1.1 million from comparable properties due primarily to higher assessments, and
•an increase of $0.7 million from 2024 acquisitions,
partially offset by
•a decrease of $0.3 million from property dispositions.
Property Operating Income
Property operating income increased $8.7 million, or 4.5%, to $203.7 million in the three months ended September 30, 2024 compared to $195.0 million in the three months ended September 30, 2023. This increase is primarily driven by higher rental rates and occupancy, 2024 acquisitions, and 2023 and 2024 openings at our non-comparable properties, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.
Other Operating
General and Administrative Expense
General and administrative expense decreased $2.3 million, or 17.7%, to $10.8 million in the three months ended September 30, 2024 compared to $13.1 million in the three months ended September 30, 2023. This decrease is due primarily to lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.3 million, or 6.5%, to $87.0 million in the three months ended September 30, 2024 compared to $81.7 million in the three months ended September 30, 2023. This increase is due primarily to 2024 acquisitions, our investment in comparable properties, the opening of Pike & Rose Phase IV, and placing redevelopment properties into service, partially offset by property dispositions.

Operating Income
Operating income increased $5.7 million, or 5.7%, to $105.8 million in the three months ended September 30, 2024 compared to $100.1 million in the three months ended September 30, 2023. This increase is primarily driven by higher rental rates and occupancy, 2024 acquisitions, and 2023 and 2024 openings at our non-comparable properties, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.
Other
Interest Expense
Interest expense increased $1.5 million, or 3.5%, to $44.2 million in the three months ended September 30, 2024 compared to $42.7 million in the three months ended September 30, 2023. This increase is due primarily to the following:
•a decrease of $0.8 million in capitalized interest,
•an increase of $0.4 million due to a higher overall weighted average borrowing rate, and
•an increase of $0.3 million due to higher weighted average borrowings.
Gross interest costs were $49.5 million and $48.7 million in the three months ended September 30, 2024 and 2023, respectively. Capitalized interest was $5.2 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$890,172	$839,509	$50,663	6.0%
Mortgage interest income	836	833	3	0.4%
Total property revenue	891,008	840,342	50,666	6.0%
Rental expenses	184,448	169,410	15,038	8.9%
Real estate taxes	105,402	97,992	7,410	7.6%
Total property expenses	289,850	267,402	22,448	8.4%
Property operating income (1)	601,158	572,940	28,218	4.9%
General and administrative expense	(34,920)	(37,607)	2,687	(7.1)%
Depreciation and amortization	(255,481)	(239,342)	(16,139)	6.7%
Gain on sale of real estate	52,280	1,702	50,578	2,971.7%
Operating income	363,037	297,693	65,344	22.0%
Other interest income	3,512	3,775	(263)	(7.0)%
Interest expense	(132,242)	(124,835)	(7,407)	5.9%
Income from partnerships	1,825	3,494	(1,669)	(47.8)%
Total other, net	(126,905)	(117,566)	(9,339)	7.9%
Net income	236,132	180,127	56,005	31.1%
Net income attributable to noncontrolling interests	(6,461)	(7,245)	784	(10.8)%
Net income attributable to the Trust	$229,671	$172,882	$56,789	32.8%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$363,037	$297,693
General and administrative	34,920	37,607
Depreciation and amortization	255,481	239,342
Gain on sale of real estate	(52,280)	(1,702)
Property operating income	$601,158	$572,940

Property Revenues
Total property revenue increased $50.7 million, or 6.0%, to $891.0 million in the nine months ended September 30, 2024 compared to $840.3 million in the nine months ended September 30, 2023. The percentage occupied at our shopping centers was 94.0% and 92.3% at September 30, 2024 and 2023, respectively. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Rental income increased $50.7 million, or 6.0%, to $890.2 million in the nine months ended September 30, 2024 compared to $839.5 million in the nine months ended September 30, 2023 due primarily to the following:
•an increase of $26.8 million from comparable properties primarily related to higher rental rates of approximately $17.4 million, a $10.6 million increase in recoveries from tenants on higher expenses, and higher average occupancy of approximately $1.6 million, partially offset by a $2.3 million decrease in lease termination fee income and a $1.7 million increase in collectibility related adjustments,
•an increase of $13.0 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Huntington Shopping Center, and Darien Commons,
•an increase of $9.6 million from 2024 and 2023 acquisitions, and
•an increase of $5.0 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property (see our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information), partially offset by
•a decrease of $5.3 million from property dispositions.
Property Expenses
Total property expenses increased $22.4 million, or 8.4%, to $289.9 million in the nine months ended September 30, 2024 compared to $267.4 million in the nine months ended September 30, 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $15.0 million, or 8.9%, to $184.4 million in the nine months ended September 30, 2024 compared to $169.4 million in the nine months ended September 30, 2023 due primarily to the following:
•an increase of $9.6 million from comparable properties due primarily to higher snow removal costs, higher repairs and maintenance costs and other operating costs, higher utilities and insurance costs, and an increase in management fees on higher revenues,
•an increase of $2.6 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV, Huntington Shopping Center, and Darien Commons,
•an increase of $1.7 million from 2024 and 2023 acquisitions, and
•an increase of $1.0 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, partially offset by
•a decrease of $0.9 million from property dispositions.

As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 20.7% in the nine months ended September 30, 2024 from 20.2% in the nine months ended September 30, 2023.
Real Estate Taxes
Real estate tax expense increased $7.4 million, or 7.6%, to $105.4 million in the nine months ended September 30, 2024 compared to $98.0 million in the nine months ended September 30, 2023. This increase is primarily due to the following:
•an increase of $3.9 million from comparable properties primarily due to higher assessments, partially offset by prior year refunds received during 2024,
•an increase of $2.4 million from non-comparable properties due primarily to successful tax appeals in 2023, and openings at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center,
•an increase of $1.0 million from 2024 acquisitions, and
•an increase of $0.3 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, partially offset by
•a decrease of $0.3 million from property dispositions.
Property Operating Income
Property operating income increased $28.2 million, or 4.9%, to $601.2 million in the nine months ended September 30, 2024 compared to $572.9 million in the nine months ended September 30, 2023. This increase is primarily driven by higher rental rates and average occupancy, 2023 and 2024 openings at our non-comparable properties, 2024 acquisitions, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.
Other Operating
General and Administrative
General and administrative expense decreased $2.7 million, or 7.1%, to $34.9 million in the nine months ended September 30, 2024 compared to $37.6 million in the nine months ended September 30, 2023. This decrease is due primarily to higher amounts allocated to operations as a result of higher revenues and lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $16.1 million, or 6.7%, to $255.5 million in the nine months ended September 30, 2024 compared to $239.3 million in the nine months ended September 30, 2023. This increase is due primarily to our investment in comparable properties, 2024 acquisitions, the opening of Pike & Rose Phase IV, placing redevelopment properties into service, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions.
Gain on Sale of Real Estate
The $52.3 million gain on sale of real estate for the nine months ended September 30, 2024 is due primarily to the sale of Third Street Promenade.
The $1.7 million gain on sale of real estate for the nine months ended September 30, 2023 is due the sale of our Town Center of New Britain shopping center.
Operating Income
Operating income increased $65.3 million, or 22.0%, to $363.0 million in the nine months ended September 30, 2024 compared to $297.7 million in the nine months ended September 30, 2023. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, 2023 and 2024 openings at our non-comparable properties, 2024 acquisitions, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.

Other
Interest Expense
Interest expense increased $7.4 million, or 5.9%, to $132.2 million in the nine months ended September 30, 2024 compared to $124.8 million in the nine months ended September 30, 2023. This increase is due primarily to the following:
•an increase of $5.7 million due to a higher overall weighted average borrowing rate,
•a decrease of $1.5 million in capitalized interest, and
•an increase of $0.3 million due to higher weighted average borrowings.
Gross interest costs were $147.9 million and $142.0 million in the nine months ended September 30, 2024 and 2023, respectively. Capitalized interest was $15.7 million and $17.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2024 were approximately $277.8 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
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
As of September 30, 2024, we had cash and cash equivalents of $97.0 million and no balance outstanding on our $1.25 billion revolving credit facility. For the nine months ended September 30, 2024, the weighted average amount of borrowings outstanding on our revolving credit facility was $37.6 million, and the weighted average interest rate, before amortization of debt fees, was 6.2%. We also have the capacity to issue up to $199.4 million in common shares under our ATM equity program.
Our overall capital requirements for the remainder of 2024 will be impacted by the overall economic environment including impacts of inflation and high interest rates, as well as acquisition opportunities and the level and general timing of our redevelopment and development activities. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $182 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels slightly reduced from 2023 as we complete current redevelopment projects, prepare vacant space for new tenants, and complete the current phase and start on the next phase of our larger mixed use development projects.
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

Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$454,968	$443,215	$11,753
Net cash used in investing activities	(375,452)	(288,638)	(86,814)
Net cash used in financing activities	(233,914)	(148,134)	(85,780)
(Decrease) increase in cash, cash equivalents and restricted cash	(154,398)	6,443	(160,841)
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348	163,656
Cash, cash equivalents, and restricted cash at end of period	$105,606	$102,791	$2,815

Net cash provided by operating activities increased $11.8 million to $455.0 million during the nine months ended September 30, 2024 from $443.2 million during the nine months ended September 30, 2023. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate, partially offset by the timing of cash receipts related to prepaid rents.
Net cash used in investing activities increased $86.8 million to $375.5 million during the nine months ended September 30, 2024 from $288.6 million during the nine months ended September 30, 2023. The increase was primarily attributable to:
•a $214.4 million increase in acquisition of real estate due to the May 2024 acquisition of the fee interest in Virginia Gateway and the July 2024 acquisition of the fee interest in Pinole Vista Crossing (see Note 3 to the consolidated financial statements for additional information), as compared to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade in May 2023, partially offset by
•an $83.7 million increase in net proceeds from the sale of real estate primarily due to $96.3 million of net proceeds from the sale of Third Street Promenade during the nine months ended September 30, 2024, as compared to $12.6 million of net proceeds from the sale of Town Center of New Britain during the nine months ended September 30, 2023, and
•a $53.5 million decrease in capital expenditures.
Net cash used in financing activities increased $85.8 million to $233.9 million during the nine months ended September 30, 2024 from $148.1 million during the nine months ended September 30, 2023. The increase was primarily attributable to:
•a $325.0 million increase in repayment of senior notes primarily due to the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity, as compared to the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•$50.5 million in borrowings on our revolving credit facility during the nine months ended September 30, 2023,
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $13.7 million increase in distributions to and redemptions of noncontrolling interests primarily related to our April 2024 acquisition of the noncontrolling interest in the partnership that owns our CocoWalk property for approximately $12.4 million, and
•a $7.9 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, partially offset by
•a $206.4 million increase in net proceeds from the issuance of common shares under our ATM program, and
•a $125.8 million net increase due to net proceeds of $471.5 million from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, as compared to $345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2024:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2024	Stated Interest Rate as of September 30, 2024	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,295	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	52,497	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	29,104	Various	Various through 2029
Chelsea	Acquired	3,682	5.36%	January 15, 2031
Subtotal		516,678
Net unamortized debt issuance costs and discount		(1,666)
Total mortgages payable, net		515,012

Notes payable
Term loan (4)(6)	600,000	600,000	SOFR + 0.85%	April 16, 2025
Revolving credit facility (4)(6)	(5)	—	SOFR + 0.775%	April 5, 2027
Various	6,311	1,789	Various	Various through 2059
Subtotal		601,789
Net unamortized debt issuance costs		(482)
Total notes payable, net		601,307

Senior notes and debentures (6)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(22,902)
Total senior notes and debentures, net		3,356,298

Total debt, net		$4,472,617
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
(5)The maximum amount drawn under our $1.25 billion revolving credit facility during the nine months ended September 30, 2024 was $202.7 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 6.2%.

(6)The Operating Partnership is the named obligor under our revolving credit facility, term loan, and senior notes and debenture. Effective April 1, 2024, a wholly owned subsidiary of the Operating Partnership guarantees the term loan.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2024, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2024:

	Unsecured		Secured		Total
	(In thousands)
2024	$76		$796		$872
2025	600,490	(1)	247,630	(2)	848,120
2026	429,344		26,282		455,626
2027	515,079	(3)	178,282		693,361
2028	350,000		2,511		352,511
Thereafter	2,086,000		61,177		2,147,177
	$3,980,989		$516,678		$4,497,667	(4)
__________________
(1)Our $600.0 million term loan matures on April 16, 2025, plus one one-year extension at our option to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of September 30, 2024, there was no balance outstanding under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2024.
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
As of September 30, 2024, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $38.8 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2024.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$63,461	$59,392	$236,132	$180,127
Net income attributable to noncontrolling interests	(2,508)	(2,344)	(6,461)	(7,245)
Gain on sale of real estate	—	—	(52,280)	(1,702)
Depreciation and amortization of real estate assets	76,581	71,802	225,676	212,792
Amortization of initial direct costs of leases	8,757	8,116	24,673	23,468
Funds from operations	146,291	136,966	427,740	407,440
Dividends on preferred shares (1)	(1,875)	(1,875)	(5,625)	(5,625)
Income attributable to downREIT operating partnership units	688	693	2,068	2,074
Income attributable to unvested shares	(506)	(494)	(1,524)	(1,481)
Funds from operations available for common shareholders	$144,598	$135,290	$422,659	$402,408
Weighted average number of common shares, diluted (1)(2)	84,714	82,004	83,904	81,942

Funds from operations available for common shareholders, per diluted share (2)	$1.71	$1.65	$5.04	$4.91
_____________________
(1)For the three and nine months ended September 30, 2024 and 2023, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of dilutive EPS for both the three and nine months ended September 30, 2024 and 2023.

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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2024, we had $3.9 billion of fixed-rate debt outstanding, including $252.5 million of mortgage payables for which the rate is effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $170.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $189.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2024, we had $600.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.0 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2024, we redeemed 6,020 downREIT operating partnership units for cash.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 30, 2024	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 30, 2024	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)