Form 10-K
period 2024-12-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2025-02-13
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Federal Realty Investment Trust    ☐  Yes    ☒  No
Federal Realty OP LP            ☐  Yes    ☒  No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2024:
Federal Realty Investment Trust: $8.4 billion
Federal Realty OP LP: N/A

The number of Federal Realty Investment Trust's common shares outstanding on February 10, 2025 was 85,680,614.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Federal Realty Investment Trust’s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") for its annual meeting of shareholders to be held in May 2025 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of December 31, 2024, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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
FISCAL YEAR ENDED DECEMBER 31, 2024

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
•risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT; and
•risks related to natural disasters, climate change and public health crises (such as worldwide pandemics), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address them, may precipitate or materially exacerbate one or more of the above-mentioned risks, and may significantly disrupt or prevent us from operating our business in the ordinary course for an extended period.

In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Annual Report on Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Part II, Item 7).
ITEM 1.    BUSINESS
General
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially off of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.8 million commercial square feet. In total, the real estate projects were 96.2% leased and 94.1% occupied at December 31, 2024. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 57 consecutive years.
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
Our portfolio includes, and we continue to acquire and redevelop, high quality retail in many formats ranging from regional, community and neighborhood shopping centers that often are anchored by grocery stores to mixed-use properties that are typically centered around a retail component but also include residential and office components.
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
•actively managing the merchandising mix of our tenant base to achieve a balance of strong national and regional tenants with local specialty tenants;
•minimizing overhead and operating costs;
•actively managing the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to attract customers and thereby generate higher rents and occupancy rates;
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
Human Capital
At February 10, 2025, we had 304 full-time employees and 5 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We are an Equal Opportunity/Affirmative Action employer, and strive to maintain a workplace that is free from discrimination on the basis of race, color, religion, sex, sexual orientation, nationality, disability, or protected Veteran status.
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
General Economic Conditions
The economy continues to face several issues including inflation risk, high interest rates, and potentially worsening economic conditions presenting risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

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
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. If we were to experience high levels of anchor turnover and closings, an oversupply of larger retail spaces could result and we may see an increase in vacancy, and/or a decrease in rents for those spaces, which could have a negative impact to our net income. As of December 31, 2024, our anchor tenant space is 97.5% leased and 95.2% occupied.

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
As of December 31, 2024, our tenants operated in 12 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
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
The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not look to acquire raw land for future development; however, we do intend to develop and construct additional buildings on projects we already own in order to maximize the value of our real estate. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If any new projects are not successful, it may adversely affect our financial condition and results of operations.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2024, we held 18 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2024, we owned an interest in the hotel component of Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2024, we held the controlling interests in all of our existing co-investments (except the hotel investment discussed above, the investment in the La Alameda shopping center acquired in 2017, and the investment in the Chandler Festival and Chandler Gateway shopping centers acquired in 2022), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Such risks depend upon the nature and severity of the public health concern, as well as the extent and duration of government-mandated orders and personal decisions to limit travel, economic activity and personal interaction, none of which can be predicted with confidence. In particular, we cannot predict the impact of stay-at-home and other government orders instituted in response to a public health concern, which may vary by jurisdiction, or a public health concerns' short and long term economic effects, each of which could have a material adverse effect on our business

Risk Factors Related to our Funding Strategies and Capital Structure
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2024, we had approximately $4.5 billion of debt outstanding. Of that outstanding debt, approximately $515.8 million was secured by all or a portion of 8 of our real estate projects. As of December 31, 2024, approximately 86.7% of our debt is fixed rate or is fixed via interest rate swap agreements, which includes all of our property secured debt and our unsecured senior notes. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:
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
As of December 31, 2024, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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

Additionally, we cannot guarantee that additional financing, refinancing, or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and risk profile, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.
Of our $4.5 billion of debt outstanding as of December 31, 2024, approximately $852.1 million bears interest at a variable rate, of which, $600.0 million is our unsecured term loan that bears interest at a variable rate of SOFR plus 85 basis points plus 0.10%. The remaining $252.1 million is comprised of a $200.0 million mortgage payable that bears interest at a variable rate of SOFR plus 95 basis points, which is effectively fixed by three interest rate swap agreements through the initial maturity date, and $52.1 million in mortgages payable that bear interest at a variable rate of SOFR plus 195 basis points and are effectively fixed by two interest rate swap agreements. We also have a $1.25 billion revolving credit facility, on which no balance was outstanding at December 31, 2024, that bears interest at SOFR plus 77.5 basis points, plus 0.10%. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
ITEM 2.    PROPERTIES
General
As of December 31, 2024, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.8 million commercial square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. No single commercial or residential property accounted for over 10% of our 2024 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2024, we had approximately 3,500 commercial leases and 3,100 residential leases, with commercial tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.6% of our annualized base rent as of December 31, 2024. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing has not been and will not be significant, however, multiple filings by a number of tenants could have a significant impact.

Geographic Diversification
Our 102 real estate projects are located in 12 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2024.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	20	6,394,000	23.8%
Virginia	20	4,767,000	17.8%
Maryland	17	4,526,000	16.9%
Massachusetts	7	2,251,000	8.4%
New Jersey	7	1,883,000	7.0%
Pennsylvania	9	1,822,000	6.8%
New York	7	1,500,000	5.6%
Florida	4	1,287,000	4.8%
Arizona	2	947,000	3.5%
Illinois	4	776,000	2.9%
Connecticut	3	420,000	1.6%
Michigan	1	205,000	0.7%
District of Columbia	1	54,000	0.2%
Total	102	26,832,000	100.0%
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2024, represented approximately 9.6% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2024 for each of the 10 years beginning with 2025 and after 2034 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2024.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2025	1,840,000	7%	$50,270,000	6%
2026	2,635,000	10%	78,748,000	10%
2027	3,109,000	12%	101,199,000	13%
2028	2,822,000	11%	89,376,000	11%
2029	3,529,000	14%	116,085,000	14%
2030	2,152,000	9%	65,247,000	8%
2031	1,405,000	6%	48,918,000	6%
2032	2,280,000	9%	77,122,000	10%
2033	1,485,000	6%	48,238,000	6%
2034	1,253,000	5%	39,630,000	5%
Thereafter	2,731,000	11%	88,177,000	11%
Total	25,241,000	100%	$803,010,000	100%
During 2024, we signed leases for a total of 2,434,000 square feet of retail space including 2,392,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis. New leases for comparable spaces were signed for 979,000 square feet at an average rental increase of 15% on a cash basis. Renewals for comparable spaces were signed for 1,413,000 square feet at an average rental increase of 8% on a cash basis. Tenant improvements and incentives for comparable spaces were $26.03 per square foot, of which, $58.91 per square foot was for new leases and $3.25 per square foot was for renewals in 2024.
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
In the past five years, we have executed comparable space leases for 1.7 to 2.4 million square feet of retail space each year and expect the volume for 2025 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2024. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Arizona
Camelback Colonnade Phoenix, AZ 85016(4)	1977, 2019	2021	642,000	$18.40	94%	Fry's Food & Drug Marshalls Nordstrom Last Chance Best Buy Floor & Décor
Chandler Festival Chandler, AZ 85224(5)(6)	2000	2022	355,000	$19.01	90%	Ross Dress for Less Nordstrom Rack TJ Maxx Ulta
Chandler Gateway Chandler, AZ 85226(5)(6)	2001	2022	262,000	$10.83	98%	Walmart Hobby Lobby Petco
The Shops at Hilton Village Scottsdale, AZ 85250(4)(7)	1982, 1989	2021/2022	305,000	$36.25	86%	CVS Houston's
California
Azalea South Gate, CA 90280(4)(6)	2014	2017	226,000	$31.37	100%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(6)(7)	1990, 2003, 2006	2017/2018	371,000	$24.01	98%	Food 4 Less El Super Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(7)	1905-1988	1998	42,000	$62.89	73%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	239,000	$36.81	85%	Sprouts Total Wine & More Alamo Ace Hardware
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	441,000	$21.26	88%	Pak-N-Save Target Home Depot Nordstrom Rack Michaels
Escondido Promenade Escondido, CA 92029	1987	1996/2010	298,000	$30.87	98%	TJ Maxx Dick's Sporting Goods Ross Dress for Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(4)	1948, 1975	2017	71,000	$40.38	47%	CB2 Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(7)	2020	2018	114,000	$32.02	95%	Smart & Final Nike Blink Fitness Ross Dress for Less
Grossmont Center La Mesa, CA 91942(4)	1961, 1963, 1982-1983, 2002	2021	877,000	$14.93	96%	Target Walmart Barnes & Noble Macy's CVS
Hastings Ranch Plaza Pasadena, CA 91107(7)	1958, 1984, 2006, 2007	2017	273,000	$9.49	100%	Marshalls HomeGoods CVS
Hollywood Blvd Hollywood, CA 90028	1929, 1991	1999	181,000	$32.65	86%	Target Marshalls L.A. Fitness CVS
La Alameda Walnut Park, CA 90255(5)(6)(7)	2008	2017	245,000	$28.44	93%	Marshalls Ross Dress for Less CVS Petco

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	98,000	$47.60	89%	Anthropologie Sephora Arhaus Furniture Teleferic Barcelona
Olivo at Mission Hills Mission Hills, CA 91345(4)	2018	2017	155,000	$34.70	100%	Target 24 Hour Fitness Ross Dress for Less Ulta
Pinole Vista Crossing Pinole, CA 94564	1995, 2015	2024	216,000	$22.42	100%	FoodMaxx TJ Maxx Nordstrom Rack HomeGoods Ulta
Plaza Del Sol South El Monte, CA 91733(4)	2009	2017	48,000	$25.14	93%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245 (6)	2006-2007, 2016	2011/2013	502,000	$47.11	98%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(7)(8)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	213,000	$17.89	100%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(7)(10)	2002, 2009, 2016, 2020	1997	1,231,000	$58.49	98%	Crate & Barrel Container Store Best Buy Sephora Cisco Systems Net App Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2011, 2014	1997/2012	662 units	N/A	96%
Sylmar Towne Center Sylmar, CA 91342(4)	1973	2017	148,000	$20.14	92%	Food 4 Less CVS
Westgate Center San Jose, CA 95129	1960-1966	2004	650,000	$22.72	93%	Target Nordstrom Rack Nike Factory TJ Maxx Ross Dress for Less
Connecticut
Bristol Plaza Bristol, CT 06010	1959	1995	264,000	$15.63	95%	Stop & Shop TJ Maxx Burlington
Darien Commons Darien, CT 06820	1920-2009, 2023	2013/2018	121,000	$47.68	89%	Equinox Walgreens Multiple Restaurants
Darien Commons Residential Darien, CT 06820	2022	2013/2018	124 units	N/A	98%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$96.19	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	54,000	$28.43	100%	Marshalls Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(11)	1990/1994, 1922-1973, 2018-2021	2015-2017	278,000	$48.82	99%	Cinepolis Theaters Youfit Health Club Multiple Restaurants
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$24.53	97%	Winn Dixie CVS L.A. Fitness
Shops at Pembroke Gardens Pembroke Pines, FL 33027	2007	2022	391,000	$31.98	99%	Nike Factory Old Navy DSW Barnes & Noble
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	431,000	$28.17	99%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$23.56	95%	L.A. Fitness Ulta Binny's Ferguson's Bath, Kitchen, & Lighting Gallery
Finley Square Downers Grove, IL 60515	1974	1995	258,000	$21.04	79%	Michaels Five Below Portillo's
Garden Market Western Springs, IL 60558	1958	1994	139,000	$15.91	99%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$21.47	94%	Jewel Osco Marshalls Old Navy
Maryland
Bethesda Row Bethesda, MD 20814(6)(7)	1945-1991 2001, 2008	1993-2006/ 2008/2010	530,000	$58.81	97%	Giant Food Apple Anthropologie Equinox Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814 (6)	2008	1993	180 units	N/A	93%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	325,000	$39.71	94%	The Fresh Market Ulta Barnes & Noble Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003, 2016	1965	194 units	N/A	96%
Courthouse Center Rockville, MD 20852	1975	1997	33,000	$27.85	81%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$39.81	94%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	204,000	$32.78	98%	Marshalls Ross Dress for Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$19.96	100%	Aldi Dick's Sporting Goods Ross Dress for Less Petco Bob's Discount Furniture
Laurel Laurel, MD 20707	1956	1986	367,000	$24.74	96%	Giant Food Marshalls L.A. Fitness HomeGoods
Montrose Crossing Rockville, MD 20852	1960-1979, 1996, 2011	2011/2013	369,000	$34.83	100%	Giant Food Marshalls Home Depot Design Center Old Navy Burlington
Perring Plaza Baltimore, MD 21134	1963	1985	398,000	$16.97	100%	Giant Food Home Depot Dick's Sporting Goods Micro Center
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014, 2018, 2020	1982/2007/ 2012	854,000	$46.55	100%	Porsche Uniqlo REI H&M L.L. Bean Choice Hotels Multiple Restaurants
Pike & Rose Residential North Bethesda, MD 20852	2014, 2016, 2018	1982/2007	765 units	N/A	96%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$34.45	98%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(7)	1975	1993	271,000	$25.61	87%	Aldi HomeGoods L.A. Fitness Staples

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
THE AVENUE at White Marsh Baltimore, MD 21236(8)	1997	2007	315,000	$28.97	99%	AMC Ulta Old Navy Nike
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	33,000	$54.96	100%
White Marsh Other Baltimore, MD 21236	1985	2007	51,000	$39.79	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$24.07	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	88,000	$110.97	100%	Balducci's CVS Multiple Restaurants
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014, 2018, 2021	2005-2011/ 2013	1,230,000	$40.76	97%	Trader Joe's TJ Maxx AMC Nike Bob's Discount Furniture PUMA Multiple Restaurants
Assembly Row Residential Somerville, MA 02145	2018, 2021	2005-2011	947 units	N/A	94%
Campus Plaza Bridgewater, MA 02324	1970	2004	114,000	$19.44	96%	Roche Bros. Burlington Five Below
Chelsea Commons Chelsea, MA 02150(6)	1962,1969, 2008	2006-2008	233,000	$15.64	100%	Home Depot Planet Fitness CVS Burlington
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	253,000	$23.41	93%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	224,000	$52.81	98%	Roche Bros. CVS Multiple Restaurants
			7 units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$17.22	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$21.55	99%	Big Y Foods TJ Maxx HomeGoods
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	205,000	$14.23	99%	Kroger Best Buy DSW
New Jersey
Brick Plaza Brick Township, NJ 08723(7)	1958	1989	403,000	$23.10	97%	Trader Joe's AMC HomeGoods Ulta Burlington
Brook 35 Sea Grit, NJ 08750(4)(6)(8)	1986, 2004	2014	98,000	$41.59	94%	Banana Republic Gap Tommy's Tavern + Tap
Ellisburg Cherry Hill, NJ 08034	1959	1992	260,000	$18.64	99%	Whole Foods Five Below RH Outlet
Hoboken Hoboken, NJ 07030(4)(6)(12)	1887-2006	2019/2020/2022	171,000	$59.69	99%	CVS New York Sports Club Sephora Multiple Restaurants
			129 units	N/A	99%
Mercer on One (formerly Mercer Mall) Lawrenceville, NJ 08648(7)	1975	2003/2017/2023	549,000	$27.04	100%	Shop Rite Nike Ross Dress for Less Nordstrom Rack REI Tesla
The Grove at Shrewsbury Shrewsbury, NJ 07702(4)(6)(8)	1988, 1993 & 2007	2014	191,000	$53.76	100%	Bloomies Lululemon Anthropologie Pottery Barn Williams-Sonoma

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$19.75	100%	Target Floor & Décor Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	408,000	$41.03	98%	Lidl Island of Gold AMC Kohl's Planet Fitness
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$44.02	92%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	103,000	$18.39	94%	Greenlawn Farms Planet Fitness
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$27.17	95%	Shop Rite TJ Maxx Five Below
Huntington Huntington, NY 11746	1962	1988/2007/ 2015	211,000	$36.01	98%	Whole Foods Petsmart REI Ulta Container Store
Huntington Square East Northport, NY 11731	1980, 2007	2010/2023	244,000	$24.21	94%	Aldi At Home AMC
Melville Mall Huntington, NY 11747(7)	1974	2006	253,000	$30.04	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods Public Lands
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	252,000	$16.01	98%	TJ Maxx Kohl's L.A. Fitness Five Below
Bala Cynwyd on City Avenue Bala Cynwyd, PA 19004	1955	1993	174,000	$37.82	95%	Acme Markets Michaels L.A. Fitness
Bala Cynwyd on City Avenue Residential Bala Cynwyd, PA 19004	2020	1993	87 units	N/A	92%
Flourtown Flourtown, PA 19031	1957	1980	158,000	$23.23	98%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(7)	1958	1980	126,000	$19.46	99%	Giant Food AutoZone
Langhorne Square Levittown, PA 19056	1966	1985	223,000	$20.10	98%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	357,000	$25.15	100%	Acme Markets TJ Maxx HomeGoods Barnes & Noble Lankenau Medical Center
Northeast Philadelphia, PA 19114	1959	1983	209,000	$21.70	87%	Marshalls Ulta Skechers Crunch Fitness
Willow Grove Willow Grove, PA 19090	1953	1984	86,000	$25.59	98%	Amazon Food Marshalls Five Below
Wynnewood Wynnewood, PA 19096	1948	1996	237,000	$32.03	97%	Giant Food Old Navy DSW
			9 units	N/A	67%
Virginia
29th Place Charlottesville, VA 22091	1975-2001	2007	168,000	$21.50	99%	HomeGoods DSW Staples
Barcroft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$31.15	98%	Harris Teeter

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Barracks Road Charlottesville, VA 22905	1958	1985	495,000	$29.22	91%	Harris Teeter Kroger Anthropologie Old Navy Ulta Michaels
Birch & Broad Falls Church, VA 22046	1960/1962	1967/1972	144,000	$39.23	100%	Giant Food CVS Staples
Chesterbrook McLean, VA 22101(4)	1967	2021	89,000	$28.70	83%	Safeway Starbucks
Fairfax Junction Fairfax, VA 22030(8)	1981, 1986, 2000	2019/2020	124,000	$28.82	97%	Aldi CVS Planet Fitness
Graham Park Plaza Falls Church, VA 22042	1971	1983	133,000	$39.64	95%	Giant Food
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$48.70	100%	Whole Foods
Kingstowne Towne Center Kingstowne, VA 22315	1996, 2001, 2006	2022	411,000	$28.36	100%	Giant Food Safeway TJ Maxx HomeGoods Five Below Ross Dress for Less
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(8)	1966, 1972,1987 & 2001	2003/2006/2021	565,000	$20.86	98%	Shoppers Food Warehouse TJ Maxx Home Depot Old Navy Burlington
Old Keene Mill Springfield, VA 22152	1968	1976	90,000	$45.74	100%	Trader Joe's Walgreens Planet Fitness
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	175,000	$49.15	98%	Lidl TJ Maxx DSW Ulta
Providence Place (formerly Pan Am) Fairfax, VA 22031	1979	1993	228,000	$23.93	96%	Safeway Micro Center CVS Michaels
Tower Shopping Center Springfield, VA 22150	1960	1998	109,000	$29.61	95%	L.A. Mart Total Wine & More Talbots
Twinbrooke Centre Fairfax, VA 22032	1977	2021	101,000	$27.84	98%	Safeway Walgreens
Tyson's Station Falls Church, VA 22043	1954	1978	48,000	$52.70	97%	Trader Joe's
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	277,000	$40.74	87%	Harris Teeter CVS AMC Multiple Restaurants
Virginia Gateway Gainesville, VA 20015	1999, 2006-2008, 2013-2016	2024	664,000	$27.15	98%	Giant Food HomeGoods Total Wine & More Best Buy Ulta
Westpost Arlington, VA 22202	2001-2002	1998/2010	298,000	$34.14	98%	Harris Teeter Target TJ Maxx Ulta Walgreens DSW
Willow Lawn Richmond, VA 23230	1957	1983	462,000	$23.48	99%	Kroger Old Navy Ross Dress for Less Gold's Gym Dick's Sporting Goods Ulta
Total — Commercial (9)			26,832,000	$31.81	96%
Total —Residential			3,104 units		95%
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
(9)Aggregate information is calculated on a GLA weighted-average basis, excluding Chandler Festival, Chandler Gateway, and La Alameda, which are all unconsolidated properties at December 31, 2024.
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2024
Fourth quarter	$118.09	$109.41	$1.100
Third quarter	$118.34	$99.64	$1.100
Second quarter	$105.98	$95.98	$1.090
First quarter	$104.54	$97.13	$1.090
2023
Fourth quarter	$107.61	$85.59	$1.090
Third quarter	$104.58	$89.90	$1.090
Second quarter	$100.67	$85.27	$1.080
First quarter	$115.08	$90.44	$1.080
On February 10, 2025, there were 1,906 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 57 consecutive years.
Our total annual dividends paid per common share for 2024 and 2023 were $4.37 per share and $4.33 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2025 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2024	2023
Ordinary dividend	$3.583	$3.551
Capital gain	0.656	0.130
Return of capital	0.131	0.649
	$4.370	$4.330
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2019, and ending December 31, 2024, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$225
$200
$175
$150
$125
$100
$75
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2024, we issued 14,051 common shares in connection with the redemption of downREIT operating partnership units. Any equity securities sold by us during 2024 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During 2024, 332 restricted common shares were forfeited by former employees.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

ITEM 6.    RESERVED
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 12, 2024.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in communities where we believe demand exceeds supply, in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, California, and South Florida. As of December 31, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 26.8 million commercial square feet. In total, the real estate projects were 96.2% leased and 94.1% occupied at December 31, 2024. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 57 consecutive years.
General Economic Conditions
The economy continues to face several issues including inflation risk, high interest rates, and potentially worsening economic conditions, which presents risks for our business and our tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to improve our financial position and maximize our liquidity will continue to mitigate the impact to our cash flow caused by tenants not timely paying contractual rent.
Additional discussion of the impact of current economic conditions on our results and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.
Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities. We have aligned our program and efforts with the United Nations Sustainable Development Goals, as described in our Sustainability Policy and our 2023 Environmental Social and Governance Report, which are provided only for informational purposes on our website and not incorporated by reference herein.
We are committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization and have established greenhouse gas (GHG) emissions reduction targets in accordance with the Science-Based Targets initiative as well as energy reduction targets. To achieve these targets, we are actively addressing energy efficiency projects on site such as upgrading to LED lighting, procuring green energy, reducing electric consumption, and increasing our onsite solar generation capacity. We have installed on-site solar systems at 28 of our properties with a capacity of 15 MW with more projects actively in progress. We also installed electric vehicle car charging stations in numerous properties throughout our portfolio. We currently have over 400 charging stations in operation with more under construction.
We also understand that we face risks presented by climate change and are working to evaluate our risk exposure. In our 2023 Sustainability report, we provided a disclosure pursuant to the Task Force on Climate Related Financial Disclosure and we intend to provide that disclosure annually.
We are also highly committed to our employees and fostering a work environment that promotes growth, development and personal well-being. Our four core values are accountability, excellence, innovation and integrity and we seek to attract and retain talented professionals who embrace those values. All of our efforts with respect to corporate responsibility are overseen by our Board of Trustees.
Our development activities have been heavily focused on owning, developing and operating properties that are certified under the U.S. Green Building Council’s® (“USGBC”) Leadership in Energy and Environmental Design™ (LEED®) rating system which serves as a third-party verification that a building or community was designed and built to mitigate its environmental footprint. We currently have 25 LEED certified buildings and our Pike & Rose project has achieved LEED for Neighborhood Development Stage 3 Gold certification.
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
Collectibility of Lease Income
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $11.7 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.
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
During 2024 and 2023, we acquired properties included in our consolidated financial statements with a total purchase price of $341.0 million. $1.8 million, or 1% of the total purchase price was allocated to above market lease assets and $18.5 million, or 5% was allocated to below market lease liabilities. If the amounts allocated in 2024 and 2023 to below market lease liabilities and building assets were each reduced by 5% of the total purchase price, annual below market lease liability amortization increasing rental income would decrease by approximately $0.8 million (using the weighted average life of below market liabilities at each respective acquired property) and annual depreciation expense would decrease by approximately $0.4 million (using a depreciable life of 35 years).
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
2024 Acquisitions and Dispositions
On May 31, 2024, we acquired the fee interest in Virginia Gateway, which is comprised of five adjacent shopping centers in Gainesville, Virginia, totaling 664,000 square feet, for $215.0 million. Approximately $21.1 million and $0.4 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $13.3 million of net assets acquired were allocated to other liabilities for "below market leases."
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million. Approximately $5.7 million of net assets acquired were allocated to other assets for "acquired lease costs," and $4.0 million of net assets acquired were allocated to other liabilities for "below market leases."
During the year ended December 31, 2024, we sold our Third Street Promenade property and a portion of our White Marsh Other property for sales prices totaling $106.8 million, resulting in a gain on sale of $53.8 million.
2024 Significant Debt and Equity Transactions
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased, or redeemed. Net proceeds after the initial purchaser's discount and offering costs were approximately $471.5 million. Interest expense, including $2.6 million of debt issuance cost amortization, was $17.9 million related to these Notes for the year ended December 31, 2024. Including the debt cost amortization, the current effective interest rate on these notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $10.9 million at December 31, 2024.
Prior to the close of business on July 15, 2028, the Notes will be exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after July 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may exchange their Notes at any time. The Operating Partnership will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating Partnership to the Trust. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (which is equivalent to an exchange price of approximately $122.80 per common share and reflects an exchange premium of approximately 20% based on the closing price of $102.33 on January 8, 2024). The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly common dividend in excess of $1.09 per share, but will not be adjusted for any accrued and unpaid interest. While our quarterly common dividend per share currently exceeds $1.09, the exchange rate has not materially changed.
The Operating Partnership may redeem the Notes, at its option , in whole or in part, on or after January 20, 2027 if the last reported sales price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date.
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
On March 8, 2024, we amended our existing at-the-market (“ATM”) equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the year ended December 31, 2024, we issued 2,059,654 common shares at a weighted average price per share of $109.20 for net cash proceeds of $222.3 million including paying $2.2 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2023, we issued 1,309,994 common shares at a weighted average price per share of $101.74 for net cash proceeds of $131.7 million including paying $1.3 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the three months and year ended December 31, 2024 for 476,497 common shares and 1,186,422 common shares, respectively under our ATM equity program at a weighted average offering price of $115.43 and $115.72, respectively. During the three months and year ended December 31, 2024, we settled a portion of the forward sales agreements entered into during the year by issuing 709,925 common shares for net proceeds of $81.7 million.
The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The remaining open forward shares may be settled at any time on or before December 2025. As of December 31, 2024, we have the remaining capacity to issue up to $144.4 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $136 million and $8 million, respectively, for 2024 and $183 million and $10 million, respectively, for 2023. We capitalized external and internal costs related to other property improvements of $103 million and $5 million, respectively, for 2024 and $91 million and $4 million, respectively, for 2023. We capitalized external and internal costs related to leasing activities of $27 million and $4 million, respectively, for 2024 and $21 million and $3 million, respectively, for 2023. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $8 million, $4 million, and $4 million, respectively, for 2024 and $9 million, $4 million, and $3 million, respectively, for 2023. Total capitalized costs were $283 million for 2024 and $312 million for 2023, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•expansion of our portfolio through property acquisitions, and
•growth in our portfolio from property redevelopments and expansions.
Although general economic impacts of elevated levels of inflation and higher interest rates are impacting us in the short-term, our long-term focus has not changed.
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.4 million square feet of comparable space leasing we've completed in 2024, and the 2.1% spread between our leased rate of 96.2% and our occupied rate of 94.1%. However, the effects of high levels of inflation and interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. We continue to see impacts of increased costs for certain construction and other materials that support our development and redevelopment activities. Worsening supply chain disruptions could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2024, no single tenant accounted for more than 2.6% of annualized base rent.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 220,000 square feet of the office space is leased and all of the retail space is leased. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023. As of December 31, 2024, approximately 164,000 square feet of office space is open and 5,000 square feet of retail space is open.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 241,000 square feet of space is leased, of which 29,000 square feet of space is open as of December 31, 2024.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $271 million that we expect to stabilize over the next several years.

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
At December 31, 2024, the leasable commercial square feet in our properties was 96.2% leased and 94.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2024 and the comparison of 2023, all or a portion of 95 properties were considered comparable properties and seven were considered non-comparable properties. For the year ended December 31, 2024, one property and two portions of properties were moved from non-comparable properties to comparable properties, two properties and one portion of a property were moved from acquisitions to comparable properties, and two properties were removed from comparable as we no longer own the properties, compared to the designations as of December 31, 2023. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023

			Change
	2024	2023	Dollars	%
	(Dollar amounts in thousands)
Rental income	$1,170,078	$1,101,439	$68,639	6.2%
Other property income	31,258	29,602	1,656	5.6%
Mortgage interest income	1,116	1,113	3	0.3%
Total property revenue	1,202,452	1,132,154	70,298	6.2%
Rental expenses	249,569	231,666	17,903	7.7%
Real estate taxes	142,230	131,429	10,801	8.2%
Total property expenses	391,799	363,095	28,704	7.9%
Property operating income (1)	810,653	769,059	41,594	5.4%
General and administrative expense	(49,739)	(50,707)	968	(1.9)%
Depreciation and amortization	(342,598)	(321,763)	(20,835)	6.5%
Gain on sale of real estate	54,040	9,881	44,159	446.9%
Operating income	472,356	406,470	65,886	16.2%
Other interest income	4,294	4,687	(393)	(8.4)%
Interest expense	(175,476)	(167,809)	(7,667)	4.6%
Income from partnerships	3,160	3,869	(709)	(18.3)%
Total other, net	(168,022)	(159,253)	(8,769)	5.5%
Net income	304,334	247,217	57,117	23.1%
Net income attributable to noncontrolling interests	(9,126)	(10,232)	1,106	(10.8)%
Net income attributable to the Trust	$295,208	$236,985	$58,223	24.6%
(1) Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations to the previous period and we consider it be a significant measure. We believe that property operating income is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in operating income that do not relate to, or are not indicative of, the operating performance of our properties, such as general and administrative expenses and depreciation and amortization, and allows us to isolate disparities in operating income caused by acquisitions, dispositions, and stabilization of properties. Property operating income may, therefore, provide a more consistent metric for comparing the operating performance of our real estate between periods. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for 2024 and 2023 is as follows:

	2024	2023
	(in thousands)
Operating income	$472,356	$406,470
General and administrative	49,739	50,707
Depreciation and amortization	342,598	321,763
Gain on sale of real estate	(54,040)	(9,881)
Property operating income	$810,653	$769,059

Property Revenues
Total property revenue increased $70.3 million, or 6.2%, to $1.20 billion in 2024 compared to $1.13 billion in 2023. The percentage occupied at our shopping centers was 94.1% at December 31, 2024 compared to 92.2% at December 31, 2023. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:

•an increase of $37.7 million from comparable properties primarily related to higher rental rates of approximately $22.8 million, a $12.4 million increase in recoveries from tenants on higher expenses, and higher average occupancy of approximately $4.4 million, partially offset by a $2.5 million decrease in lease termination fee income and a $0.8 million increase in collectibility related adjustments,
•an increase of $17.7 million from non-comparable properties primarily driven by occupancy increases at Pike & Rose Phase IV, Huntington Shopping Center, Darien Commons, and Santana West,
•an increase of $17.4 million from 2024 and 2023 acquisitions, and
•an increase of $5.3 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property (see Note 3 to the consolidated financial statements for additional information), partially offset by
•a decrease of $9.0 million from property dispositions.
Property Expenses
Total property expenses increased $28.7 million, or 7.9%, to $391.8 million in 2024 compared to $363.1 million in 2023. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $17.9 million, or 7.7%, to $249.6 million in 2024 compared to $231.7 million in 2023. This increase is primarily due to the following:
•an increase of $11.0 million from comparable properties due primarily to higher repairs and maintenance costs, snow removal costs, utilities and insurance costs, and an increase in management fees on higher revenues,
•an increase of $3.3 million from 2024 and 2023 acquisitions,
•an increase of $3.2 million from non-comparable properties driven by openings at Pike & Rose Phase IV, Huntington Shopping Center, Santana West, and Darien Commons, and
•an increase of $1.0 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, partially offset by
•a decrease of $1.4 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.3% for the year ended December 31, 2024 from 21.0% for the year ended December 31, 2023.
Real Estate Taxes
Real estate tax expense increased $10.8 million, or 8.2% to $142.2 million in 2024 compared to $131.4 million in 2023 due primarily to the following:
•an increase of $6.1 million from comparable properties due to higher assessments and successful tax appeals in 2023,
•an increase of $2.8 million from non-comparable properties due primarily to successful tax appeals in 2023, and openings at Pike & Rose Phase IV, Darien Commons, and Huntington Shopping Center,
•an increase of $1.9 million from 2024 acquisitions, and
•an increase of $0.6 million from Escondido Promenade, which was reconsolidated in the second quarter of 2023 after we gained control of the property, partially offset by
•a decrease of $0.7 million from property dispositions.

Property Operating Income
Property operating income increased $41.6 million, or 5.4%, to $810.7 million in 2024 compared to $769.1 million in 2023. This increase is primarily driven by higher rental rates and average occupancy, 2024 acquisitions, 2023 and 2024 openings at our non-comparable properties, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.

General and administrative expenses
General and administrative expense decreased $1.0 million, or 1.9%, to $49.7 million in 2024 compared to $50.7 million in 2023. This decrease is primarily driven by lower employee compensation expense and higher amounts allocated to operations as a result of higher revenues, partially offset by a $3.7 million one-time charge related to the departure of an executive officer.
Depreciation and amortization
Depreciation and amortization expense increased $20.8 million, or 6.5%, to $342.6 million in 2024 from $321.8 million in 2023. This increase is due primarily to 2024 acquisitions, our investment in comparable properties, the opening of Pike & Rose Phase IV, placing redevelopment properties into service, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions.
Gain on Sale of Real Estate
The $54.0 million gain on sale of real estate for the year ended December 31, 2024 is due primarily to the sale of Third Street Promenade and a portion of our White Marsh Other property (see Note 3 to the consolidated financial statements for additional information).
The $9.9 million gain on sale of real estate for the year ended December 31, 2023 is due primarily to the sale of our Town Center of New Britain shopping center and a portion of Third Street Promenade (see Note 3 to the consolidated financial statements for additional information).
Operating Income
Operating income increased $65.9 million, or 16.2%, to $472.4 million in 2024 compared to $406.5 million in 2023. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, 2024 acquisitions, 2023 and 2024 openings at our non-comparable properties, and the reconsolidation of Escondido Promenade during the second quarter of 2023, partially offset by property dispositions, higher rental expenses after recoveries from tenants, and lower lease termination fee income.
Other
Interest Expense
Interest expense increased $7.7 million, or 4.6%, to $175.5 million in 2024 compared to $167.8 million in 2023. This increase is due primarily to the following:
•an increase of $5.1 million due to a higher overall weighted average borrowing rate,
•a decrease of $2.1 million in capitalized interest, and
•an increase of $0.4 due to higher weighted average borrowings.
Gross interest costs were $196.0 million and $190.4 million in 2024 and 2023, respectively. Capitalized interest was $20.5 million and $22.6 million in 2024 and 2023, respectively.
Discussions of year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 12, 2024.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2024 were approximately $373.3 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On January 11, 2024, we issued $485.0 million aggregate principal amount of 3.25% exchangeable senior notes, for which the proceeds were used to repay our $600.0 million of 3.95% senior unsecured notes at maturity on January 16, 2024. Our $600.0 million unsecured term loan has a maturity in April 2025, however, there is a one-year extension at our option that would extend the maturity to April 2026, if exercised. In addition to the term loan, we have $243.1 million of debt maturing during the remainder of 2025, of which, $200.0 million is the mortgage loan secured by Bethesda Row, which has two one-year extensions, at our option, that would extend the maturity date to December 28, 2027.
As of December 31, 2024, we had cash and cash equivalents of $123.4 million and no balance outstanding on our $1.25 billion unsecured revolving credit facility. We also have outstanding forward sales agreements for net proceeds of $54.7 million as of December 31, 2024, and the capacity to issue up to $144.4 million in common shares under the ATM program.
For the year ended 2024, the weighted average amount of borrowings outstanding on our revolving credit facility was $33.5 million, and the weighted average interest rate, before amortization of debt fees, was 6.1%.
Our capital requirements in 2025 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of construction with remaining costs of $228 million. We expect to incur the majority of those costs in the next two years. We expect other capital costs to be at levels consistent with 2024.
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
Summary of Cash Flows

	Year Ended December 31,
	2024	2023	Change
	(In thousands)
Net cash provided by operating activities	$574,563	$555,830	$18,733
Net cash used in investing activities	(446,826)	(358,325)	(88,501)
Net cash used in financing activities	(252,298)	(33,849)	(218,449)
(Decrease) increase in cash and cash equivalents	(124,561)	163,656	(288,217)
Cash, cash equivalents, and restricted cash, beginning of year	260,004	96,348	163,656
Cash, cash equivalents, and restricted cash, end of year	$135,443	$260,004	$(124,561)

Net cash provided by operating activities increased $18.7 million to $574.6 million during 2024 from $555.8 million during 2023. The increase was primarily attributable to higher net income after adjusting for non-cash items and gains on sale of real estate, partially offset by the timing of interest payments.
Net cash used in investing activities increased $88.5 million to $446.8 million during 2024 from $358.3 million during 2023. The increase was primarily attributable to:
•a $213.3 million increase in acquisition of real estate primarily due to the May 2024 acquisition of the Virginia Gateway and the July 2024 acquisition of Pinole Vista Crossing (see Note 3 to the consolidated financial statements for additional information), as compared to the January 2023 Huntington Square acquisition and the acquisition of our partner's 22.3% TIC interest in Escondido Promenade in May 2023, partially offset by,
•a $71.5 million increase in net proceeds from the sale of real estate primarily due to $99.9 million of net proceeds from the sale of Third Street Promenade and a portion of our White Marsh Other property in 2024, as compared to $28.5 million of net proceeds from the sale of Town Center of New Britain and a portion of Third Street Promenade in 2023, and
•a $64.4 million decrease in capital expenditures.
Net cash used in financing activities increased $218.4 million to $252.3 million during 2024 from $33.8 million during 2023. The increase was primarily attributable to:

•a $325.0 million increase in repayment of senior notes due to the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity, as compared to the June 2023 repayment of our $275.0 million 2.75% senior unsecured notes,
•$199.2 million in net proceeds from the mortgage loan secured by our Bethesda Row property, which was entered into in December 2023,
•a $19.4 million premium paid for the capped call transaction entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $12.4 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate, and
•a $12.3 million increase in distributions to and redemptions of noncontrolling interests primarily related to our April 2024 acquisition of the noncontrolling interest in the partnership that owns our CocoWalk property for approximately $12.4 million, partially offset by,
•a $172.2 million increase in net proceeds from the issuance of common shares under our ATM program,
•a $125.8 million net increase in proceeds from the issuance of senior notes due to net proceeds of $471.5 million from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, as compared to $345.7 million in net proceeds from the issuance of $350.0 million of 5.375% senior unsecured notes in April 2023, and
•a $55.0 million decrease in repayment of mortgages, finance leases, and notes payable primarily due to the October 2023 finance lease buyout (see Note 3 to the consolidated financial statements for additional information)
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2024:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,496,724	$848,130	$3,648,594
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	62,467	34,877	27,590
Lease obligations (minimum rental payments) (3)	287,930	6,608	281,322
Redevelopments/capital expenditure contracts	252,365	228,394	23,971
Real estate commitments (4)	9,713	—	9,713
Total estimated cash requirements	$5,109,199	$1,118,009	$3,991,190
 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 3.9% as of December 31, 2024. Of the $848.1 million of debt maturing in the next twelve months as of December 31, 2024, $600.0 million is related to our term loan, which has a one-year option to extend the April 2025 maturity date to April 2026. Additionally, we have two one-year extensions, at our option, to extend the December 2025 maturity date of our $200.0 million mortgage loan secured by Bethesda Row to December 2027.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.36% as of December 31, 2024.
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
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a)Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2024, our estimated liability upon exercise of the put option would range from approximately $60 million to $63 million.
(b)Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2024, a total of 608,348 downREIT operating partnership units are outstanding.
(c)The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $8 million to $9 million.
(d)The other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $11 million to $12 million.
(e)Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
(f)Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
(g)Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
(h)At December 31, 2024, we had letters of credit outstanding of approximately $5.9 million.
Off-Balance Sheet Arrangements
At December 31, 2024, we have four real estate related equity method investments with total debt outstanding of $151.3 million, of which our share is $62.5 million. Our investment in these ventures at December 31, 2024 was $29.4 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2024 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2024:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2024	Stated Interest Rate as of December 31, 2024	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,215	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	52,123	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings) (3)	Acquired	28,838	Various	Various through 2029
Chelsea	Acquired	3,568	5.36%	January 15, 2031
Subtotal		515,844
Net unamortized debt issuance costs and discount		(1,466)
Total mortgages payable, net		514,378
Notes payable
Term Loan (4)(6)	600,000	600,000	SOFR + 0.85%	April 16, 2025
Revolving credit facility (4) (6)	(5)	—	SOFR + 0.775%	April 5, 2027
Various	6,311	1,680	Various	Various through 2059
Subtotal		601,680
Net unamortized debt issuance costs		(266)
Total notes payable, net		601,414
Senior notes and debentures (6)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(21,360)
Total senior notes and debentures, net		3,357,840

Total debt, net		$4,473,632
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
(5)The maximum amount drawn under our $1.25 billion revolving credit facility during 2024 was $202.7 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 6.1%.
(6)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures. Effective April 1, 2024, a wholly owned subsidiary of the Operating Partnership guarantees the loan.

Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2024, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2024:

	Unsecured		Secured		Total
	(In thousands)
2025	$600,538	(1)	$247,592	(2)	$848,130
2026	429,299		26,282		455,581
2027	515,043	(3)	178,282		693,325
2028	350,000		2,511		352,511
2029	885,000		60,434		945,434
Thereafter	1,201,000		743		1,201,743
	$3,980,880		$515,844		$4,496,724	(4)
_____________________
(1)Our $600.0 million term loan matures on April 16, 2025, plus one one-year extension at our option to April 16, 2026.
(2)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025 plus two one-year extensions, at our option to December 28, 2027.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of December 31, 2024, there was no outstanding balance under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2024.
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
As of December 31, 2024, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $38.6 million of debt through May 2025 at 6.39% and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted our earnings in 2024, 2023 and 2022.

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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net income	$304,334	$247,217	$395,661
Net income attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
Gain on deconsolidation of a VIE	—	—	(70,374)
Gain on sale of real estate	(54,040)	(9,881)	(93,483)
Depreciation and amortization of real estate assets	302,455	285,689	266,741
Amortization of initial direct costs of leases	33,377	31,208	27,268
Funds from operations	577,000	544,001	515,643
Dividends on preferred shares (1)	(7,500)	(7,500)	(7,500)
Income attributable to downREIT operating partnership units	2,743	2,767	2,810
Income attributable to unvested shares	(2,004)	(1,955)	(1,797)
Funds from operations available for common shareholders	$570,239	$537,313	$509,156
Weighted average number of common shares, diluted (1)(2)	84,286	82,044	80,603

Funds from operations available for common shareholders, per diluted share	$6.77	$6.55	$6.32
_____________________

(1)For the years ended December 31, 2024, 2023 and 2022, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for 2024 and 2023.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2024, we had $3.9 billion of fixed-rate debt outstanding, including $252.1 million in mortgage payables that are effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2024 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $156.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2024 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $173.8 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2024, we had $600.0 million of variable rate debt outstanding (the principal balance on our unsecured term loan). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.0 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.0 million with a corresponding increase in our net income and cash flows for the year.
While no amounts were outstanding at December 31, 2024, we have a $1.25 billion revolving credit facility that bears interest at a variable rate. If we increase our outstanding balance on the revolving credit facility in the future, additional decreases to future earnings and cash flows could occur.
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
Our management, with the participation of the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust and the Operating Partnership’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Trust and the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.
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
We assessed the effectiveness of the Trust and the Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust and the Operating Partnership's internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2025 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The tables and narrative in the Proxy Statement identifying our Trustees and Board committees under the caption “Election of Trustees” and “Corporate Governance”, the sections of the Proxy Statement entitled “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” the section of the Proxy Statement entitled "Equity Grant Practices," and other information included in the Proxy Statement required by this Item 10 are incorporated herein by reference.
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

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-39.

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

4.9	Description of Securities (previously filed as Exhibit 4.9 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated here by reference)

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
10.21
Term Loan Agreement dated as of May 6, 2020, by and among the Predecessor, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Regions Bank, Truist Bank, and U.S. Bank National Bank Association as Co-Syndication Agents, PNC Capital Markets, LLC, Regions Capital Markets, Suntrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Book Managers (previously filed as Exhibit 10.1 to the Predecessor's Current Report on Form 8-K, filed on May 6, 2020 and incorporated herein by reference) ‡

10.22
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust's Long-Term Incentive Award Program and the Trust's Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out the 2020 Plan (previously filed as Exhibit 10.32 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021 and incorporated herein by reference)

10.23
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.24
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.34 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.25
Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on From 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.26
Form of Option Award Agreement for basic options awarded out of the 2020 Plan (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.27
Form of Performance Award Agreement for Jeffrey S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.1 to the Predecessor’s Current Report on Form 8-K, filed on February 12, 2021, and incorporated herein by reference)

10.28
Amended and Restated Severance Agreement between Federal Realty Investment Trust and Jeffery S. Berkes, dated February 10, 2021 (previously filed as Exhibit 10.2 to the Predecessor's Current Report on Form 8-K, filed on February 12, 2021 and incorporated herein by reference)

10.29
First Amendment to Term Loan Agreement, dated as of April 16, 2021, by and among the Predecessor, as borrower, the Lenders, New Lenders, Departing Lenders (as each such term is defined therein) and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Predecessor's Current Report on From 8-K, filed on April 19, 2021, and incorporated herein by reference) ‡

10.30
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.31
Second Amendment to Term Loan Agreement and Consent, dated as of January 1, 2022, by and among the Predecessor, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.3 to the Trust’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference) ‡

10.32
Second Amended and Restated Credit Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.33
Third Amendment to Term Loan Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed as Exhibit 10.2 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.34
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 25, 2023, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed a Exhibit 10.34 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

10.35
Fourth Amendment to Term Loan Agreement, dated as of August 25, 2023, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed a Exhibit 10.35 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

Exhibit No.	Description
10.36
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 2, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed a Exhibit 10.36 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

10.37
Fifth Amendment to Term Loan Agreement, dated as of January 2, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (previously filed a Exhibit 10.37 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

10.38
Registration Rights Agreement dated January 11, 2024 among the Issuer, the Parent and the Representatives (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 11, 2024 and incorporated herein by reference)

10.39
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 14, 2024, by and among the Partnership, as borrower, each of the lenders arty thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)

10.40	₸ Consulting Agreement between Federal Realty OP LP and Jeffrey S. Berkes, dated January 1, 2025 (filed herewith)

19.1
Policy on Insider Information and Trading in Federal Realty Shares and other Securities (previously filed as Exhibit 19.1 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated here by reference)

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

97
Federal Realty Investment Trust and Federal Realty OP LP Clawback Policy (previously filed as Exhibit 97 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated here by reference)

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
₸ Portions of this exhibit have been redacted because (i) the registrants customarily and actually treat that information as private or confidential and (ii) the omitted information is not material.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 13, 2025.

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

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 13, 2025
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 13, 2025
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ DAVID W. FAEDER	Non -Executive Chairman	February 13, 2025
David W. Faeder

/S/ ELIZABETH I. HOLLAND	Trustee	February 13, 2025
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 13, 2025
Nicole Y. Lamb-Hale

/S/ THOMAS A. MCEACHIN	Trustee	February 13, 2025
Thomas A. McEachin

/S/ ANTHONY P. NADER, III	Trustee	February 13, 2025
Anthony P. Nader, III

/S/ GAIL P. STEINEL	Trustee	February 13, 2025
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2024, and our report dated February 13, 2025 expressed an unqualified opinion on those financial statements.

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
February 13, 2025

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We researched recent publicly available information, including information for the 10 tenants with the highest rental income recognized in the year ended December 31, 2024, such as bankruptcy filings, industry journals, and periodicals, and for any of the Trust’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
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
February 13, 2025

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the “Operating Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Operating Partnership as of and for the year ended December 31, 2024, and our report dated February 13, 2025 expressed an unqualified opinion on those financial statements.

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
February 13, 2025

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the "Operating Partnership") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Operating Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
•We researched recent publicly available information, including information for the 10 tenants with the highest rental income recognized in the year ended December 31, 2024, such as bankruptcy filings, industry journals, and periodicals, and for any of the Operating Partnership’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
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
Jacksonville, Florida
February 13, 2025

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,825,656 and $2,021,622 of consolidated variable interest entities, respectively)	$10,363,961	$9,932,891
Construction-in-progress (including $9,939 and $8,677 of consolidated variable interest entities, respectively)	539,752	613,296
	10,903,713	10,546,187
Less accumulated depreciation and amortization (including $424,044 and $416,663 of consolidated variable interest entities, respectively)	(3,152,799)	(2,963,519)
Net real estate	7,750,914	7,582,668
Cash and cash equivalents	123,409	250,825
Accounts and notes receivable, net	229,080	201,733
Mortgage notes receivable, net	9,144	9,196
Investment in partnerships	33,458	34,870
Operating lease right of use assets, net	85,806	86,993
Finance lease right of use assets, net	6,630	6,850
Prepaid expenses and other assets	286,316	263,377
TOTAL ASSETS	$8,524,757	$8,436,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $186,643 and $189,286 of consolidated variable interest entities, respectively)	$514,378	$516,936
Notes payable, net	601,414	601,945
Senior notes and debentures, net	3,357,840	3,480,296
Accounts payable and accrued expenses	183,564	174,714
Dividends payable	96,743	92,634
Security deposits payable	30,941	30,482
Operating lease liabilities	74,837	75,870
Finance lease liabilities	12,783	12,670
Other liabilities and deferred credits	227,827	225,443
Total liabilities	5,100,327	5,210,990
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	180,286	183,363
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $0.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $0.01 par, 200,000,000 shares authorized, 85,666,220 and 82,775,286 shares issued and outstanding, respectively	862	833
Additional paid-in capital	4,248,824	3,959,276
Accumulated dividends in excess of net income	(1,242,654)	(1,160,474)
Accumulated other comprehensive income	4,740	4,052
Total shareholders’ equity of the Trust	3,171,594	2,963,509
Noncontrolling interests	72,550	78,650
Total shareholders’ equity	3,244,144	3,042,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,524,757	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
REVENUE
Rental income	$1,170,078	$1,101,439	$1,047,793
Other property income	31,258	29,602	25,499
Mortgage interest income	1,116	1,113	1,086
Total revenue	1,202,452	1,132,154	1,074,378
EXPENSES
Rental expenses	249,569	231,666	228,958
Real estate taxes	142,230	131,429	127,824
General and administrative	49,739	50,707	52,636
Depreciation and amortization	342,598	321,763	302,409
Total operating expenses	784,136	735,565	711,827

Gain on deconsolidation of VIE	—	—	70,374
Gain on sale of real estate	54,040	9,881	93,483

OPERATING INCOME	472,356	406,470	526,408

OTHER INCOME/(EXPENSE)
Other interest income	4,294	4,687	1,072
Interest expense	(175,476)	(167,809)	(136,989)
Income from partnerships	3,160	3,869	5,170
NET INCOME	304,334	247,217	395,661
Net income attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
NET INCOME ATTRIBUTABLE TO THE TRUST	295,208	236,985	385,491
Dividends on preferred shares	(8,032)	(8,032)	(8,034)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$287,176	$228,953	$377,457
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.42	$2.80	$4.71
Weighted average number of common shares	83,559	81,313	79,854
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.42	$2.80	$4.71
Weighted average number of common shares	83,566	81,313	80,508

NET INCOME	$304,334	$247,217	$395,661
Other comprehensive income (loss) - change in value of interest rate swaps	711	(1,824)	8,569
COMPREHENSIVE INCOME	305,045	245,393	404,230
Comprehensive income attributable to noncontrolling interests	(9,149)	(10,113)	(10,935)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$295,896	$235,280	$393,295

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2021	405,896	$159,997	78,603,305	$790	$3,488,794	$(1,066,932)	$(2,047)	$82,546	$2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	—	—	—	—	—	385,491	—	3,557	389,048
Other comprehensive income - change in value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	7,804	—	7,804
Dividends declared to common shareholders ($4.30 per share)	—	—	—	—	—	(344,711)	—	—	(344,711)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,034)	—	—	(8,034)
Distributions declared to noncontrolling interests, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(5,007)	(5,007)
Common shares issued, net	—	—	2,634,223	26	306,828	—	—	—	306,854
Exercise of stock options	—	—	366	—	35	—	—	—	35
Shares issued under dividend reinvestment plan	—	—	19,502	—	2,104	—	—	—	2,104
Share-based compensation expense, net of forfeitures	—	—	110,395	2	15,016	—	—	—	15,018
Shares withheld for employee taxes	—	—	(41,105)	—	(4,900)	—	—	—	(4,900)
Conversion of preferred shares	(7,018)	(175)	1,675	—	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	—	14,598	—	1,367	—	—	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	—	—	—	12,382	—	—	—	12,382
BALANCE AT DECEMBER 31, 2022	398,878	$159,822	81,342,959	$818	$3,821,801	$(1,034,186)	$5,757	$80,003	$3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	—	—	—	—	—	236,985	—	2,979	239,964
Other comprehensive loss - change in value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(1,705)	—	(1,705)
Dividends declared to common shareholders ($4.34 per share)	—	—	—	—	—	(355,241)	—	—	(355,241)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Distributions declared to noncontrolling interests, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,541)	(4,541)
Common shares issued, net	—	—	1,310,118	13	131,716	—	—	—	131,729
Shares issued under dividend reinvestment plan	—	—	19,847	—	1,870	—	—	—	1,870
Share-based compensation expense, net of forfeitures	—	—	139,248	2	15,425	—	—	—	15,427
Shares withheld for employee taxes	—	—	(46,009)	—	(5,019)	—	—	—	(5,019)
Conversion and redemption of downREIT OP units	—	—	9,123	—	883	—	—	(883)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,092	1,092
Adjustment to redeemable noncontrolling interests	—	—	—	—	(7,400)	—	—	—	(7,400)
BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $7,022 attributable to redeemable noncontrolling interests	—	—	—	—	—	295,208	—	2,104	297,312
Other comprehensive income - change in value of interest rate swaps, excluding $23 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	688	—	688
Dividends declared to common shareholders ($4.38 per share)	—	—	—	—	—	(369,232)	—	—	(369,232)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Dividend equivalent rights	—	—	—	—	—	(124)			(124)
Distributions declared to noncontrolling interests, excluding $8,854 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,239)	(4,239)
Common shares issued, net	—	—	2,769,747	28	303,903	—	—	—	303,931
Shares issued under dividend reinvestment plan	—	—	18,101	—	1,784	—	—	—	1,784
Share-based compensation expense, net of forfeitures	—	—	149,510	1	17,378	—	—	—	17,379
Shares withheld for employee taxes	—	—	(64,635)	—	(6,709)	—	—	—	(6,709)
Conversion and redemption of downREIT OP units	—	—	18,211	—	1,636	—	—	(2,596)	(960)
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Adjustment to redeemable noncontrolling interests	—	—	—	—	1,268	—	—	—	1,268
BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$304,334	$247,217	$395,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,598	321,763	302,409
Gain on deconsolidation of VIE	—	—	(70,374)
Gain on sale of real estate	(54,040)	(9,881)	(93,483)
Income from partnerships	(3,160)	(3,869)	(5,170)
Straight-line rent	(26,833)	(11,576)	(18,326)
Share-based compensation expense	16,357	14,308	13,704
Other, net	(2,158)	(4,959)	(4,812)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(796)	3,468	(12,071)
Increase in prepaid expenses and other assets	(5,030)	(6,881)	(1,219)
Increase in accounts payable and accrued expenses	1,550	6,005	77
Increase in security deposits and other liabilities	1,741	235	10,373
Net cash provided by operating activities	574,563	555,830	516,769
INVESTING ACTIVITIES
Acquisition of real estate	(273,927)	(60,628)	(438,494)
Capital expenditures - development and redevelopment	(139,534)	(214,062)	(309,046)
Capital expenditures - other	(107,226)	(97,058)	(107,655)
Costs associated with property sold under threat of condemnation	—	(1,378)	(18,031)
Proceeds from sale of real estate	99,928	28,451	133,717
Change in cash from deconsolidation of VIE	—	—	(4,192)
Investment in partnerships	—	—	(23,155)
Distribution from partnerships in excess of earnings	4,742	9,860	6,864
Leasing costs	(30,809)	(23,510)	(22,541)
Issuance of mortgage and other notes receivable, net	—	—	(3,465)
Net cash used in investing activities	(446,826)	(358,325)	(785,998)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	—	(6,375)
Issuance of senior notes, net of costs	471,507	345,698	—
Repayment of senior notes	(600,000)	(275,000)	—
Issuance and extension of mortgages and notes payable, net of costs	(902)	199,237	298,568
Repayment of mortgages, finance leases, and notes payable	(3,496)	(58,472)	(19,443)
Purchase of capped calls	(19,448)	—	—
Issuance of common shares, net of costs	304,045	131,895	307,275
Dividends paid to common and preferred shareholders	(371,586)	(359,194)	(347,284)
Shares withheld for employee taxes	(6,709)	(5,019)	(4,900)
Contributions from noncontrolling interests	725	1,092	—
Distributions to and redemptions of noncontrolling interests	(26,434)	(14,086)	(37,427)
Net cash (used in) provided by financing activities	(252,298)	(33,849)	190,414
(Decrease) increase in cash, cash equivalents, and restricted cash	(124,561)	163,656	(78,815)
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348	175,163
Cash, cash equivalents, and restricted cash at end of year	$135,443	$260,004	$96,348

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In thousands, except unit data)
ASSETS
Real estate, at cost
Operating (including $1,825,656 and $2,021,622 of consolidated variable interest entities, respectively)	$10,363,961	$9,932,891
Construction-in-progress (including $9,939 and $8,677 of consolidated variable interest entities, respectively)	539,752	613,296
	10,903,713	10,546,187
Less accumulated depreciation and amortization (including $424,044 and $416,663 of consolidated variable interest entities, respectively)	(3,152,799)	(2,963,519)
Net real estate	7,750,914	7,582,668
Cash and cash equivalents	123,409	250,825
Accounts and notes receivable, net	229,080	201,733
Mortgage notes receivable, net	9,144	9,196
Investment in partnerships	33,458	34,870
Operating lease right of use assets, net	85,806	86,993
Finance lease right of use assets, net	6,630	6,850
Prepaid expenses and other assets	286,316	263,377
TOTAL ASSETS	$8,524,757	$8,436,512
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $186,643 and $189,286 of consolidated variable interest entities, respectively)	$514,378	$516,936
Notes payable, net	601,414	601,945
Senior notes and debentures, net	3,357,840	3,480,296
Accounts payable and accrued expenses	183,564	174,714
Dividends payable	96,743	92,634
Security deposits payable	30,941	30,482
Operating lease liabilities	74,837	75,870
Finance lease liabilities	12,783	12,670
Other liabilities and deferred credits	227,827	225,443
Total liabilities	5,100,327	5,210,990
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	180,286	183,363
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 85,666,220 and 82,775,286 units issued and outstanding, respectively	3,012,066	2,804,669
Accumulated other comprehensive income	4,740	4,052
Total partner capital	3,171,594	2,963,509
Noncontrolling interests in consolidated partnerships	72,550	78,650
Total capital	3,244,144	3,042,159
TOTAL LIABILITIES AND CAPITAL	$8,524,757	$8,436,512
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per unit data)
REVENUE
Rental income	$1,170,078	$1,101,439	$1,047,793
Other property income	31,258	29,602	25,499
Mortgage interest income	1,116	1,113	1,086
Total revenue	1,202,452	1,132,154	1,074,378
EXPENSES
Rental expenses	249,569	231,666	228,958
Real estate taxes	142,230	131,429	127,824
General and administrative	49,739	50,707	52,636
Depreciation and amortization	342,598	321,763	302,409
Total operating expenses	784,136	735,565	711,827

Gain on deconsolidation of VIE	—	—	70,374
Gain on sale of real estate	54,040	9,881	93,483

OPERATING INCOME	472,356	406,470	526,408

OTHER INCOME/(EXPENSE)
Other interest income	4,294	4,687	1,072
Interest expense	(175,476)	(167,809)	(136,989)
Income from partnerships	3,160	3,869	5,170
NET INCOME	304,334	247,217	395,661
Net income attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	295,208	236,985	385,491
Dividends on preferred units	(8,032)	(8,032)	(8,034)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$287,176	$228,953	$377,457
EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$3.42	$2.80	$4.71
Weighted average number of common units	83,559	81,313	79,854
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$3.42	$2.80	$4.71
Weighted average number of common units	83,566	81,313	80,508

NET INCOME	$304,334	$247,217	$395,661
Other comprehensive income (loss) - change in value of interest rate swaps	711	(1,824)	8,569
COMPREHENSIVE INCOME	305,045	245,393	404,230
Comprehensive income attributable to noncontrolling interests	(9,149)	(10,113)	(10,935)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$295,896	$235,280	$393,295

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital

	Preferred Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2021	$154,963	$2,427,686	$(2,047)	$2,580,602	$82,546	$2,663,148
Net income, excluding $6,613 attributable to redeemable noncontrolling interests	8,034	377,457	—	385,491	3,557	389,048
Other comprehensive income - change in fair value of interest rate swaps, excluding $765 attributable to redeemable noncontrolling interest	—	—	7,804	7,804	—	7,804
Distributions declared to common unit holders	—	(344,711)	—	(344,711)	—	(344,711)
Distributions declared to preferred unit holders	(8,034)	—	—	(8,034)	—	(8,034)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,090 attributable to redeemable noncontrolling interests	—	—	—	—	(5,007)	(5,007)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	306,854	—	306,854	—	306,854
Exercise of stock options	—	35	—	35	—	35
Common units issued under dividend reinvestment plan	—	2,104	—	2,104	—	2,104
Share-based compensation expense, net of forfeitures	—	15,018	—	15,018	—	15,018
Common units withheld for employee taxes	—	(4,900)	—	(4,900)	—	(4,900)
Conversion of preferred units	(175)	175	—	—	—	—
Conversion and redemption of downREIT OP units	—	1,367	—	1,367	(2,065)	(698)
Deconsolidation of VIE	—	—	—	—	972	972
Adjustment to redeemable noncontrolling interests	—	12,382	—	12,382	—	12,382
BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	8,032	228,953	—	236,985	2,979	239,964
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	(1,705)	(1,705)	—	(1,705)
Distributions declared to common unit holders	—	(355,241)	—	(355,241)	—	(355,241)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	(4,541)	(4,541)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	131,729	—	131,729	—	131,729
Common units issued under dividend reinvestment plan	—	1,870	—	1,870	—	1,870
Share-based compensation expense, net of forfeitures	—	15,427	—	15,427	—	15,427
Common units withheld for employee taxes	—	(5,019)	—	(5,019)	—	(5,019)
Conversion and redemption of downREIT OP units	—	883	—	883	(883)	—
Contributions from noncontrolling interests	—	—	—	—	1,092	$1,092
Adjustment to redeemable noncontrolling interests	—	(7,400)	—	(7,400)	—	(7,400)
BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $7,022 attributable to redeemable noncontrolling interests	8,032	287,176	—	295,208	2,104	297,312
Other comprehensive income - change in fair value of interest rate swaps, excluding $23 attributable to redeemable noncontrolling interest	—	—	688	688	—	688
Distributions declared to common unit holders	—	(369,232)	—	(369,232)	—	(369,232)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distribution equivalent rights	—	(124)	—	(124)	—	(124)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,854 attributable to redeemable noncontrolling interests	—	—	—	—	(4,239)	(4,239)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	303,931	—	303,931	—	303,931
Common units issued under dividend reinvestment plan	—	1,784	—	1,784	—	1,784
Share-based compensation expense, net of forfeitures	—	17,379	—	17,379	—	17,379
Common units withheld for employee taxes	—	(6,709)	—	(6,709)	—	(6,709)
Conversion and redemption of downREIT OP units	—	1,636	—	1,636	(2,596)	(960)
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Adjustment to redeemable noncontrolling interests	—	1,268	—	1,268	—	1,268
BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
OPERATING ACTIVITIES
Net income	$304,334	$247,217	$395,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,598	321,763	302,409
Gain on deconsolidation of VIE	—	—	(70,374)
Gain on sale of real estate	(54,040)	(9,881)	(93,483)
Income from partnerships	(3,160)	(3,869)	(5,170)
Straight-line rent	(26,833)	(11,576)	(18,326)
Share-based compensation expense	16,357	14,308	13,704
Other, net	(2,158)	(4,959)	(4,812)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable, net	(796)	3,468	(12,071)
Increase in prepaid expenses and other assets	(5,030)	(6,881)	(1,219)
Increase in accounts payable and accrued expenses	1,550	6,005	77
Increase in security deposits and other liabilities	1,741	235	10,373
Net cash provided by operating activities	574,563	555,830	516,769
INVESTING ACTIVITIES
Acquisition of real estate	(273,927)	(60,628)	(438,494)
Capital expenditures - development and redevelopment	(139,534)	(214,062)	(309,046)
Capital expenditures - other	(107,226)	(97,058)	(107,655)
Costs associated with property sold under threat of condemnation	—	(1,378)	(18,031)
Proceeds from sale of real estate	99,928	28,451	133,717
Change in cash from deconsolidation of VIE	—	—	(4,192)
Investment in partnerships	—	—	(23,155)
Distribution from partnerships in excess of earnings	4,742	9,860	6,864
Leasing costs	(30,809)	(23,510)	(22,541)
Issuance of mortgage and other notes receivable, net	—	—	(3,465)
Net cash used in investing activities	(446,826)	(358,325)	(785,998)
FINANCING ACTIVITIES
Costs to amend revolving credit facility	—	—	(6,375)
Issuance of senior notes, net of costs	471,507	345,698	—
Repayment of senior notes	(600,000)	(275,000)	—
Issuance and extension of mortgages and notes payable, net of costs	(902)	199,237	298,568
Repayment of mortgages, finance leases, and notes payable	(3,496)	(58,472)	(19,443)
Purchase of capped calls	(19,448)	—	—
Issuance of common units, net of costs	304,045	131,895	307,275
Dividends paid to common and preferred unit holders	(371,586)	(359,194)	(347,284)
Common units withheld for employee taxes	(6,709)	(5,019)	(4,900)
Contributions from noncontrolling interests	725	1,092	—
Distributions to and redemptions of noncontrolling interests	(26,434)	(14,086)	(37,427)
Net cash (used in) provided by financing activities	(252,298)	(33,849)	190,414
(Decrease) increase in cash, cash equivalents, and restricted cash	(124,561)	163,656	(78,815)
Cash, cash equivalents, and restricted cash at beginning of year	260,004	96,348	175,163
Cash, cash equivalents, and restricted cash at end of year	$135,443	$260,004	$96,348
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Parent Company” and "Trust") is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operating and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of, and exercises control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of December 31, 2024, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
We operate in a manner intended to enable the Trust to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
General Economic Conditions
The economy continues to face several issues including inflation risk, high interest rates, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

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
As of December 31, 2024 and 2023, our straight-line rent receivables balance was $164.6 million and $138.4 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Other property income includes revenue for our Pike & Rose hotel, parking income and other incidental income from the properties and is generally recognized at the point in time that the performance obligation is met.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2024, 2023 and 2022, real estate depreciation expense was $302.4 million, $282.0 million and $265.7 million, respectively, including amounts from real estate sold.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2024, we had $129.3 million in excess of the FDIC insured limit.
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
At December 31, 2024, we have two interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with our Hoboken property at 3.67%, and three interest rate swap agreements that effectively fix the interest rate on a mortgage payable secured by our Bethesda Row property at a weighted average interest rate of 5.03% through the initial maturity date. As of December 31, 2024, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix the interest rate on 100% of the joint venture's mortgage debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2024, 2023 and 2022.
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
At December 31, 2024, we had three mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments of $9.1 million, and a weighted average interest rate of 11.0%.
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
Our equity method investments in the Assembly Row hotel joint venture, the La Alameda shopping center, the Chandler Festival and Chandler Gateway shopping centers, and our mortgage notes receivable are considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of our equity method joint ventures or the borrower entities related to our mortgage notes receivable, we are not the primary beneficiary and do not consolidate. As of December 31, 2024 and 2023, our investment in the equity method joint ventures and maximum exposure to loss was $29.4 million and $30.9 million, respectively. As of December 31, 2024 and 2023, our investment in mortgage notes receivable and maximum exposure to loss was $9.1 million and $9.2 million, respectively.
In addition, we have 18 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.4 billion and $1.6 billion, as of December 31, 2024 and 2023, respectively, and mortgages related to VIEs included in our consolidated balance sheets were approximately $186.6 million and $189.3 million, as of December 31, 2024 and 2023, respectively.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2024	2023
	(In thousands)
Beginning balance	$183,363	$178,370
Net income	7,022	7,253
Contributions	—	—
Other comprehensive income (loss) - change in value of interest rate swaps	23	(119)
Distributions & redemptions	(8,854)	(9,541)
Change in redemption value	(1,268)	7,400
Ending balance	$180,286	$183,363
Leases
For operating leases where we are the lessee, the related operating lease right of use ("ROU") assets and lease liabilities are shown separately on the face of our consolidated balance sheet and reflect the present value of the minimum lease payments. A key input in the calculation is the discount rate. As the rate implied in the lease agreements is not readily determinable, we utilize our incremental borrowing rate that corresponds to the remaining term of the lease, our credit spread, and an adjustment to reflect the collateralized payment terms present in the lease. Our operating lease agreements may include options to extend the lease term or terminate it early. We include options to extend or terminate leases in the ROU operating lease asset and liability when it is reasonably certain we will exercise these options. Operating lease expense is recognized on a straight-line basis over the non-cancellable lease term and is included in rental expenses in our consolidated statements of operations. We recognize variable lease payments as expense in the period in which they are incurred. We do not record a ROU asset or lease liability for leases with terms of less than 12 months.

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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2019. As of December 31, 2024 and 2023, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
Segment Information
Our primary business is the ownership, management, and redevelopment of retail and mixed-use properties. Our chief executive officer is our chief operating decision maker ("CODM"), who regularly reviews operating and financial information for commercial and, as applicable, residential components for each property on an individual basis. As a result, each commercial and, as applicable, residential component for each property represents an individual operating segment. We evaluate financial performance using property operating income ("POI"), a non-GAAP measure which consists of rental income and mortgage interest income, less rental expenses and real estate taxes.
Reconciliation of property operating income to consolidated net income:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Property operating income	$810,653	$769,059	$717,596
General and administrative expense	(49,739)	(50,707)	(52,636)
Depreciation and amortization	(342,598)	(321,763)	(302,409)
Gain on deconsolidation of VIE	—	—	70,374
Gain on sale of real estate	54,040	9,881	93,483
Other interest income	4,294	4,687	1,072
Interest expense	(175,476)	(167,809)	(136,989)
Income from partnerships	3,160	3,869	5,170
Net income	304,334	247,217	395,661
Net income attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
Net income attributable to the trust	$295,208	$236,985	$385,491
No individual commercial or residential property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. We do not distinguish or group our operations on a geographical basis for purposes of allocation of resources or capital. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies and are typically located in major metropolitan areas.
We do not present significant expense disclosures for our reportable segment as operating segment level expenses are not regularly provided to our CODM. However, a breakout of the principal components of rental expense can be found in Note 11 to the consolidated financial statements and real estate tax expense is presented on the face of the consolidated statement of comprehensive income.

We do not present a reconciliation of our reportable segment's assets to consolidated assets, as asset information by operating segment is not used by our CODM to allocate resources and capital or assess performance.

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
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the "Notes") in a private placement (see Note 5 for additional information). We account for our Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (after the adoption of ASU 2020-06, Debt - Debt and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Contracts in an Entity's Own Equity (ASU 2020-06)). The embedded exchange feature is eligible for an exception from derivative accounting because it is indexed to our own stock and meets the equity classification under ASC 815-40; therefore, the exchange feature is not bifurcated. At each reporting period, we calculate the effect of the Notes on our dilutive earnings per common share and per common unit using the if-converted method. In connection with the Notes, we entered into privately negotiated capital call transactions with certain of the initial purchasers of the notes or their affiliates or other financial institutions. Similar to the exchange feature embedded in the Notes, the capped call transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded in shareholders' equity for the Trust and capital for the Operating Partnership.

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

	The guidance is effective in fiscal years beginning after December 15, 2023, and interim periods withing those fiscal years. Early adoption is permitted.	We adopted this ASU as of January 1, 2024. The implementation of this ASU did not have an impact on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters
ASU 2023-07, November 2023, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures	This ASU requires public entities to provide disclosures of significant segment expense and other significant segment items, as well as provide in interim period all disclosures about a reportable segments's profit or loss and assets that are currently required annually. Additionally, public entities with a single reportable segment have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.

	The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim period beginning after December 15, 2024. Early adoption is permitted.	For the year ended December 31, 2024, we have provided disclosures as required by ASC 280 in Note 2 to the consolidated financial statements.

Issued in 2024 and 2025:

ASU 2024-03, November 2024, and ASU 2025-01, January 2025, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires the disaggregation of specific natural expense categories within relevant income statement captions. Public business entities are required to provide tabular disclosures which disaggregate expenses such as purchases of inventory, employee compensation, depreciation and amortization. A separate total of an entity's selling expenses is also required, along with the disclosure of how the company determines them.

	The guidance is required to be applied prospectively, but may be applied retrospectively for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2024-04, November 2024, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments	This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions. The guidance requires that an induced conversion include the issuance of all consideration issuable under the conversion privileges provided in the terms of the existing instrument. An entity that doesn't meet all of the criteria applies extinguishment accounting and recognizes a gain or loss for the difference between the fair value of the entire consideration transferred and the net carrying amount of the debt.

	Entities have the option to apply the guidance either (1) prospectively to settlements of convertible debt instruments that occur during fiscal years (and interim periods within those fiscal years) beginning after the effective date or (2) retrospectively. Under the retrospective transition approach, the entity recasts prior periods and recognizes a cumulative-effect adjustment to equity as of the later of the beginning of the earliest period presented or the date the entity adopted ASU 2020-06. This is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We are assessing the impact of this ASU on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters
Issued in 2023:

ASU 2023-06, October 2023, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K.

	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the Codification and will not be effective.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$195,958	$190,409	$155,659
Interest capitalized	(20,482)	(22,600)	(18,670)
Interest expense	$175,476	$167,809	$136,989
Cash paid for interest, net of amounts capitalized	$169,333	$158,796	$130,912
Cash paid for income taxes	$177	$284	$624
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
DownREIT operating partnership units redeemed for common shares	$1,715	$883	$1,385
Shares issued under dividend reinvestment plan	$1,670	$1,704	$1,718
5.417% Series 1 Cumulative Convertible Preferred Shares redeemed for common shares	$—	$—	$175

	December 31,
	2024	2023
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$123,409	$250,825
Restricted cash (1)	12,034	9,179
Total cash, cash equivalents, and restricted cash	$135,443	$260,004
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets, and is primarily related to escrow accounts.

NOTE 3—REAL ESTATE
2024 Property Acquisitions
On May 31, 2024, we acquired the fee interest in Virginia Gateway, which is comprised of five adjacent shopping centers in Gainesville, Virginia, totaling 664,000 square feet, for $215.0 million. Approximately $21.1 million and $0.4 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $13.3 million of net assets acquired were allocated to other liabilities for "below market leases."
On July 31, 2024, we acquired the fee interest in Pinole Vista Crossing, a 216,000 square foot retail shopping center in Pinole, California for $60.0 million. Approximately $5.7 million of net assets acquired were allocated to other assets for "acquired lease costs," and $4.0 million of net assets acquired were allocated to other liabilities for "below market leases."
2024 Property Disposition
During the year ended December 31, 2024, we sold our Third Street Promenade property and a portion of our White Marsh Other property for sales prices totaling $106.8 million, resulting in a gain on sale of $53.8 million.
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
On May 26, 2023, we exercised our option and acquired the 22.3% tenancy in common ("TIC") interest from our co-owner at Escondido Promenade, as discussed in our 2023 Form 10-K, for $30.5 million, bringing our ownership interest to 100%. As a result of the transaction, we gained control of this property, and effective May 26, 2023, we have consolidated this property. Approximately $1.8 million and $0.2 million of net assets associated with the 22.3% interest acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.1 million of net assets associated with the 22.3% interest acquired were allocated to other liabilities for "below market leases."
On October 12, 2023, we acquired the fee interest under a portion of our Mercer on One (formerly Mercer Mall) shopping center for $55.0 million pursuant to the purchase option included in the master lease. As a result of this transaction, "finance lease right of use assets, net" of $37.8 million were allocated to "operating real estate" and "finance lease liabilities" decreased by $55.0 million.
2023 Property Dispositions
During the year ended December 31, 2023, we sold our Town Center of New Britain property and a portion of our Third Street Promenade property for sales prices totaling $30.4 million, resulting in net gains totaling approximately $9.7 million.

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

	December 31, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$42,171	$(34,046)	$45,726	$(35,209)
Below market leases, lessee	28,101	(6,145)	28,101	(5,411)
Total	$70,272	$(40,191)	$73,827	$(40,620)

Below market leases, lessor	$(277,883)	$111,719	$(269,268)	$104,072
Above market leases, lessee	(11,127)	4,333	(11,127)	3,771
Total	$(289,010)	$116,052	$(280,395)	$107,843

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

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Amortization of above market leases, lessor	$(2,799)	$(3,254)	$(3,437)
Amortization of below market leases, lessor	16,290	15,864	14,543
Net increase in rental income	$13,491	$12,610	$11,106

Amortization of below market leases, lessee	$734	$742	$828
Amortization of above market leases, lessee	(562)	(563)	(554)
Net increase in rental expense	$172	$179	$274
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2024

Above market leases, lessor	2.5 years
Below market leases, lessee	30.0 years
Below market leases, lessor	16.6 years
Above market leases, lessee	17.1 years
The amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2025	$2,497	$12,868
2026	2,232	12,423
2027	1,937	11,924
2028	1,558	11,104
2029	1,332	10,120
Thereafter	20,525	114,519
	$30,081	$172,958

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2024 and 2023:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2024	2023	December 31, 2024	December 31, 2024
Mortgages payable	(Dollars in thousands)
Azalea	$40,000	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	11,215	11,531	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	52,123	53,617	SOFR + 1.95%	December 15, 2029
Various Hoboken (14 Buildings)(3)	28,838	29,878	Various	Various through 2029
Chelsea	3,568	4,018	5.36%	January 15, 2031
Subtotal	515,844	519,144
Net unamortized debt issuance costs and discount	(1,466)	(2,208)
Total mortgages payable, net	514,378	516,936
Notes payable
Term Loan (4)(6)	600,000	600,000	SOFR + 0.85%	April 16, 2025
Revolving credit facility (4)(5)(6)	—	—	SOFR + 0.775%	April 5, 2027
Various	1,680	2,387	Various	Various through 2059
Subtotal	601,680	602,387
Net unamortized debt issuance costs	(266)	(442)
Total notes payable, net	601,414	601,945
Senior notes and debentures (6)
3.95% notes	—	600,000	3.95%	January 15, 2024
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	—	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,379,200	3,494,200
Net unamortized debt issuance costs and premium	(21,360)	(13,904)
Total senior notes and debentures, net	3,357,840	3,480,296

Total debt	$4,473,632	$4,599,177

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
(5)The maximum amount drawn under our revolving credit facility during the year ended December 31, 2024 was $202.7 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 6.1%.

(6)The Operating Partnership is the obligor under our revolving credit facility, term loan, and senior notes and debentures. Effective April 1, 2024, a wholly owned subsidiary of the Operating Partnership guarantees the term loan.
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased, or redeemed. Net proceeds after the initial purchaser's discount and offering costs were approximately $471.5 million. Interest expense, including $2.6 million of debt issuance cost amortization, was $17.9 million related to these Notes for the year ended December 31, 2024. Including the debt issuance cost amortization, the current effective interest rate on these notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $10.9 million at December 31, 2024.
Prior to the close of business on July 15, 2028, the Notes will be exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after July 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may exchange their Notes at any time. The Operating Partnership will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating Partnership to the Trust. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes (which is equivalent to an exchange price of approximately $122.80 per common share and reflects an exchange premium of approximately 20% based on the closing price of $102.33 on January 8, 2024). The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly common dividend in excess of $1.09 per share, but will not be adjusted for any accrued and unpaid interest. While our quarterly common dividend per share currently exceeds $1.09, the exchange rate has not materially changed.
The Operating Partnership may redeem the Notes, at its option, in whole or in part, on or after January 20, 2027 if the last reported sales price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date.
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
During 2024, 2023 and 2022, the maximum amount of borrowings outstanding under our revolving credit facility was $202.7 million, $115.5 million and $330.0 million, respectively. The weighted average amount of borrowings outstanding was $33.5 million, $44.7 million and $80.3 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 6.1%, 5.9% and 3.2%, respectively. The revolving credit facility requires an annual facility fee which is $1.9 million under the amended credit agreement. At December 31, 2024 and December 31, 2023, our revolving credit facility had no balance outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2024, we were in compliance with all default related debt covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2024 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2025	$247,592	(1)	$600,538	(2)	$—	$848,130
2026	26,282		99		429,200	455,581
2027	178,282		43	(3)	515,000	693,325
2028	2,511		—		350,000	352,511
2029	60,434		—		885,000	945,434
Thereafter	743		1,000		1,200,000	1,201,743
	$515,844		$601,680		$3,379,200	$4,496,724	(4)
 _____________________
(1)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025 plus two one-year extensions, at our option to December 28, 2027.
(2)Our $600.0 million term loan matures on April 16, 2025, plus one one-year extension at our option to April 16, 2026.
(3)Our $1.25 billion revolving credit facility matures on April 5, 2027 plus two six-month extensions, at our option to April 5, 2028. As of December 31, 2024, there was no balance outstanding under this credit facility.
(4)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2024.

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

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,115,792	$1,098,271	$1,118,881	$1,101,479
Senior notes and debentures	$2,883,713	$2,645,097	$3,480,296	$3,201,174
Exchangeable senior notes	$474,127	$495,510	$—	$—

As of December 31, 2024, we have five interest rate swap agreements with total notional amounts of $252.1 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $52.1 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2024 was an asset of $5.2 million and is included in "prepaid expenses and other assets" on our consolidated balance sheet. During 2024, the value of our interest rate swaps increased $0.5 million (including $4.1 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$5,208	$—	$5,208	$—	$4,668	$—	$4,668
One of our equity method investees has two interest rate swaps which qualify as cash flow hedges. At December 31, 2024 and December 31, 2023, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income (loss)" was income of $0.2 million and a loss of $0.3 million, respectively.

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
At December 31, 2024 and 2023, our reserves for general liability costs were $4.4 million and $3.5 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2024 and 2023, we made payments from these reserves of $2.1 million and $2.0 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
On April 1, 2024, we acquired the approximately 10% noncontrolling interest in the partnership that owns our CocoWalk property for $12.4 million, bringing our ownership to 100%.
During the third quarter of 2024, the term of our ground lease for our Kings Court property expired.
On December 11, 2019, we received proceeds related to the sale under threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and recorded a corresponding liability for our estimate of these costs. During 2022, we recorded a net reduction of our liability for condemnation and transaction costs to reflect the impact of tenant settlement and our current estimate of remaining costs. As a result, for the year ended December 31, 2022, we recognized a gain of $9.3 million. During 2023 and 2022, we incurred $1.4 million and $18.0 million, respectively, of payments to tenants. We incurred no costs during 2024. At December 31, 2024, we have a liability of $3.6 million to reflect our estimate of the remaining costs.
In 2018, we formed a new joint venture to develop Freedom Plaza, a grocery anchored shopping center in Los Angeles County, California. We own approximately 92% of the venture. The development generated income tax credits under the New Market Tax Credit Program ("NMTC"), which was provided for in the Community Renewal Tax Relief Act of 2000 ("the Act") and is intended to induce investment in underserved areas in the United States. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments. A third party bank contributed $13.9 million in 2018 to the development, and is entitled to the related tax credit benefits, but they do not have an interest in the underlying economics of the property. The transaction also includes a put/call provision whereby we may be obligated or entitled to purchase the third party bank's interest. We believe the put will be exercised at its $1,000 strike price. Based on our assessment of control, we concluded that the project and certain other transaction related entities should be consolidated. The $13.9 million received in exchange for the transfer of the tax credits was deferred and will be recognized when the tax benefits are delivered to the third party bank without risk of recapture. Direct and incremental costs of $1.6 million incurred in structuring the NMTC transaction have also been deferred. The Trust anticipates recognizing the net cash received as revenue upon completion of the seven-year NMTC compliance period.
At December 31, 2024, we had letters of credit outstanding of approximately $5.9 million.
As of December 31, 2024 in connection with capital improvement, development, and redevelopment projects, we have contractual obligations of approximately $252.4 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2024:

(In thousands)
Year ending December 31,
2025	$5,895
2026	5,602
2027	5,325
2028	5,389
2029	5,422
Thereafter	189,447
Total future minimum operating lease payments	217,080
Less amount representing interest	(142,243)
Operating lease liabilities	$74,837

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2024, are as follows:

(In thousands)
Year ending December 31,
2025	$713
2026	713
2027	748
2028	801
2029	801
Thereafter	67,074
Total future minimum finance lease payments	70,850
Less amount representing interest	(58,067)
Finance lease liabilities	$12,783

Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from approximately $60 million to $63 million.
A master lease for Melville Mall, as amended on October 14, 2021, includes a fixed price put option at any time prior to June 30, 2025, requiring us to purchase Melville Mall for approximately $3.6 million. Additionally, we have the right to purchase Melville Mall in 2026 for approximately $3.6 million. The consideration is net of a contract amendment fee to be paid by the landlord.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $8 million to $9 million.
The other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $11 million to $12 million.
Effective June 14, 2026, the other member in Camelback Colonnade and The Shops at Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2024, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 608,348 downREIT operating partnership units are outstanding which have a total fair value of $68.1 million, based on our closing stock price on December 31, 2024.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2024, 2023 and 2022, 18,101 shares, 19,847 shares, and 19,502 shares, respectively, were issued under the Plan.
As of December 31, 2024, 2023, and 2022, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2024, 2023, and 2022, we had 392,878 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On March 8, 2024, we amended our existing at-the-market (“ATM”) equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $500.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
For the year ended December 31, 2024, we issued 2,059,654 common shares at a weighted average price per share of $109.20 for net cash proceeds of $222.3 million including paying $2.2 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2023, we issued 1,309,994 common shares at a weighted average price per share of $101.74 for net cash proceeds of $131.7 million including paying $1.3 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares.
We also entered into forward sales contracts for the year ended December 31, 2024 for 1,186,422 common shares under our ATM equity program at a weighted average offering price of $115.72. During 2024, we settled a portion of the forward sales agreements entered into during the year by issuing 709,925 common shares for net proceeds of $81.7 million.
The forward price that we will receive upon physical settlement of the agreements is subject to the adjustment for (i) commissions, (ii) floating interest rate factor equal to a specified daily rate less a spread, (iii) the forward purchasers' stock borrowing costs and (iv) scheduled dividends during the term of the forward sale agreements. The remaining open forward shares may be settled at any time on or before December 2025. As of December 31, 2024, we have the remaining capacity to issue up to $144.4 million in common shares under our ATM equity program.
Effective May 4, 2023, our Declaration of Trust was amended to increase the number of authorized common shares of beneficial interest to 200,000,000.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2024		2023		2022
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.380	$4.370	$4.340	$4.330	$4.300	$4.290
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.250

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2024	2023	2022
Common shares
Ordinary dividend	$3.583	$3.551	$3.518
Capital gain	0.656	0.130	0.772
Return of capital	0.131	0.649	—
	$4.370	$4.330	$4.290
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.151	$1.313	$1.110
Capital gain	0.203	0.041	0.244
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.063	$1.213	1.025
Capital gain	0.187	0.037	0.225
	$1.250	$1.250	$1.250
On October 30, 2024, the Trustees declared a quarterly cash dividend of $1.10 per common share, payable January 15, 2025 to common shareholders of record on January 2, 2025.
NOTE 10— LEASES
At December 31, 2024, our 102 predominantly retail shopping center and mixed-use properties are located in 12 states and the District of Columbia. There are approximately 3,500 commercial leases and 3,100 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2024, no one tenant or corporate group of tenants accounted for more than 2.6% of annualized base rent.
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
As of December 31, 2024, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2025	$775,646
2026	735,191
2027	663,562
2028	565,100
2029	473,196
Thereafter	1,881,620
$5,094,315

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$220	$998	$1,251
Interest on lease liabilities	825	4,332	5,743
Operating lease cost	6,048	6,232	6,138
Variable lease cost	413	348	309
Total lease cost	$7,506	$11,910	$13,441

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$713	$4,227	$5,642
Operating cash flows for operating leases	$6,276	$6,146	$5,644
Financing cash flows for finance leases	$—	$55,228	$50

		December 31,
		2024	2023
Weighted-average remaining term - finance leases		69.7 years	70.6 years
Weighted-average remaining term - operating leases		53.2 years	53.6 years
Weighted-average discount rate - finance leases		6.5%	6.5%
Weighted-average discount rate - operating leases		4.8%	4.8%

NOTE 11—COMPONENTS OF RENTAL EXPENSES
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Repairs and maintenance	$99,367	$87,349	$90,343
Utilities	38,676	35,109	34,226
Management fees and costs	32,203	30,203	27,416
Payroll	22,302	20,598	19,693
Insurance	19,383	18,273	16,380
Marketing	7,536	7,978	7,814
Ground rent	5,259	5,303	5,092
Other operating	24,843	26,853	27,994
Total rental expenses	$249,569	$231,666	$228,958

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)

Grants of common shares, restricted stock units, and options	$17,379	$15,427	$15,018
Capitalized share-based compensation	(1,022)	(1,119)	(1,314)
Share-based compensation expense	$16,357	$14,308	$13,704
As of December 31, 2024, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2023 and 2022. The following table provides a summary of the assumptions used to value options granted in 2024:

Year Ended December 31,
2024
Volatility	31.9%
Expected dividend yield	4.3%
Expected term (in years)	7.5
Risk free interest rate	4.1%

The weighted-average grant-date fair value of options granted in 2024 was $24.59 per share. The following table provides a summary of option activity for 2024:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2023	1,829	$95.77
Granted	1,190	101.66
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2024	3,019	$98.09	7.3	$42
Exercisable at December 31, 2024	1,097	$95.77	6.1	$18
The following table provides a summary of restricted share activity for 2024:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	286,205	$111.89
Granted	149,842	101.84
Vested	(167,495)	109.82
Forfeited	(332)	104.66
Unvested at December 31, 2024	268,220	$107.57
The weighted-average grant-date fair value of stock awarded in 2024, 2023 and 2022 was $101.84, $109.44 and $125.34, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2024, 2023 and 2022, was $17.3 million, $14.4 million and $14.3 million, respectively.
On February 10, 2021, 10,441 restricted stock units were awarded to an officer, of which 7,204 vested on January 7, 2025, based on meeting certain market based performance criteria. The amount of dividend equivalent rights related to these units is approximately $0.1 million, and was recorded against retained earnings for the year ended December 31, 2024. The weighted-average grant-date fair value of the restricted stock units awarded in 2021 was $97.01.
As of December 31, 2024, there was $16.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 3.5 years with a weighted-average period of 1.8 years.
Subsequent to December 31, 2024, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2025	6,164	Shares	Immediate	Trustees
February 12, 2025	136,810	Restricted Shares	3-4 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $23,000 for 2024, $22,500 for 2023, and 20,500 for 2022. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2024, 2023 and 2022 was approximately $1,012,000, $960,000 and $869,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2024 and 2023, we are liable to participants for approximately $24.0 million and $22.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For 2024, 2023, and 2022, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 stock options in 2024 and 1,829 stock options in 2023,
•conversions of downREIT operating partnership units for 2024 and 2023,
•5.417% Series 1 Cumulative Convertible Preferred Shares and units for 2024, 2023, and 2022, and
•the issuance of 1.2 million shares and units issuable under common share forward sales agreements in 2024.
Additionally, 7,204 unvested restricted stock shares and units are included in the diluted EPS and EPU calculations, as certain market based performance criteria in the award was achieved as of December 31, 2024.
Federal Realty Investment Trust Earnings per Share

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
NUMERATOR
Net income	$304,334	$247,217	$395,661
Less: Preferred share dividends	(8,032)	(8,032)	(8,034)
Less: Income from operations attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
Less: Earnings allocated to unvested shares	(1,283)	(1,286)	(1,328)
Net income available for common shareholders, basic	285,893	227,667	376,129
Add: Income attributable to downREIT operating partnership units	—	—	2,810
Net income available for common shareholders, diluted	$285,893	$227,667	$378,939
DENOMINATOR
Weighted average common shares outstanding—basic	83,559	81,313	79,854
Effect of dilutive securities:
Unvested performance shares	7	—	—
DownREIT operating partnership units	—	—	654
Weighted average common shares outstanding—diluted	83,566	81,313	80,508

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$3.42	$2.80	$4.71
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$3.42	$2.80	$4.71

Federal Realty OP LP Trust Earnings per Unit

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per unit data)
NUMERATOR
Net income	$304,334	$247,217	$395,661
Less: Preferred unit distributions	(8,032)	(8,032)	(8,034)
Less: Income from operations attributable to noncontrolling interests	(9,126)	(10,232)	(10,170)
Less: Earnings allocated to unvested units	(1,283)	(1,286)	(1,328)
Net income available for common unit holders, basic	285,893	227,667	376,129
Add: Income attributable to downREIT operating partnership units	—	—	2,810
Net income available for common unit holders, diluted	$285,893	$227,667	$378,939
DENOMINATOR
Weighted average common units outstanding—basic	83,559	81,313	79,854
Effect of dilutive securities:
Unvested performance units	7	—	—
DownREIT operating partnership units	—	—	654
Weighted average common units outstanding—diluted	83,566	81,313	80,508

EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$3.42	$2.80	$4.71
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$3.42	$2.80	$4.71

NOTE 15—SUBSEQUENT EVENT
On January 7, 2025, we sold a portion of our White Marsh Other property for $3.4 million.
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$11,819	$10,195	$30,698	$40,893	$18,709	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	19,250	2,432	31,596	34,028	23,211	1953	1/12/1988	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	1,011,083	69,421	1,069,110	1,138,531	197,521	2005, 2012-2023	2005-2013	(1)
AZALEA (California)	39,955	40,219	67,117	2,186	40,219	69,303	109,522	18,036	2014	8/2/2017	(1)
BALA CYNWYD ON CITY AVENUE (Pennsylvania)		3,565	14,466	69,478	2,683	84,826	87,509	27,953	1955/2020	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	9,515	12,617	39,118	51,735	11,885	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	54,659	4,363	71,118	75,481	53,757	1958	12/31/1985	(1)
BELL GARDENS (California)	11,131	24,406	85,947	9,542	24,406	95,489	119,895	31,681	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)	199,548	46,579	35,406	188,872	44,347	226,510	270,857	118,234	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BIRCH & BROAD (Virginia)		1,798	1,270	23,046	1,819	24,295	26,114	12,873	1960/1962	9/30/67 & 10/05/72	(1)
BRICK PLAZA (New Jersey)		—	24,715	80,017	4,385	100,347	104,732	68,642	1958	12/28/1989	(1)
BRISTOL PLAZA (Connecticut)		3,856	15,959	17,074	3,856	33,033	36,889	24,473	1959	9/22/1995	(1)
BROOK 35 (New Jersey)	11,407	7,128	38,355	8,469	7,128	46,824	53,952	15,288	1986/2004	1/1/2014	(1)
CAMELBACK COLONNADE (Arizona)		52,658	126,646	3,234	52,658	129,880	182,538	16,329	1977/2019	6/14/2021	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	1,880	16,710	15,292	32,002	4,834	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	3,461	8,689	19,466	12,607	8,669	32,093	40,762	12,127	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
CHESTERBROOK (Virginia)		13,042	24,725	10,608	13,042	35,333	48,375	3,926	1967/1991	4/30/21	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
COCOWALK (Florida)		32,513	71,536	101,487	48,943	156,593	205,536	34,298	1990/1994, 1922-1973, 2018-2021	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	7,636	2,415	11,600	14,015	10,585	1905-1988	8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	98,222	2,793	105,646	108,439	71,737	1965/2003/ 2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	3,874	1,750	5,743	7,493	4,158	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	21,541	4,635	33,152	37,787	25,837	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	11,946	27,245	66,521	93,766	37,186	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN COMMONS (Connecticut)		30,368	19,523	102,156	30,368	121,679	152,047	11,337	1920-2009/2022-2023	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,354	13,413	22,964	16,354	36,377	52,731	22,447	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	18,785	15,587	60,534	76,121	34,165	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
EAST BAY BRIDGE (California)		29,069	138,035	11,803	29,069	149,838	178,907	59,988	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	23,701	4,013	35,025	39,038	24,641	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		29,281	105,736	417	29,281	106,153	135,434	10,682	1987	5/26/2023	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	5,958	16,768	29,783	46,551	6,571	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	46,183	10,216	64,078	74,294	55,584	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	20,381	9,252	29,925	39,177	21,457	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	14,510	1,507	18,291	19,798	8,873	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	4,219	13,978	14,128	28,106	5,381	1948,1975	5/19/2017	(1)
FREEDOM PLAZA (California)		—	3,255	40,883	—	44,138	44,138	5,552	2018-2020	6/15/2018	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
FRESH MEADOWS (New York)		24,625	25,255	46,839	24,633	72,086	96,719	53,699	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	5,973	12,696	26,776	39,472	15,766	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	26,679	5,973	33,678	39,651	22,751	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	9,296	2,677	14,125	16,802	11,021	1958	7/28/1994	(1)
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	5,005	32,202	54,591	86,793	9,566	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	28,479	2,068	33,384	35,452	24,307	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		642	7,629	19,705	653	27,323	27,976	20,093	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	18,738	525	20,339	20,864	18,290	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	2,705	10,946	23,218	34,164	7,346	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	8,177	1968	4/12/1995	(1)
GROSSMONT CENTER (California)		125,434	50,311	2,075	125,434	52,386	177,820	11,848	1961, 1963, 1982-1983, 2002	6/1/2021	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	1,143	2,257	23,536	25,793	6,263	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	18,335	8,518	33,870	42,388	18,206	1963	8/6/1998	(1)
HOBOKEN (New Jersey)	80,714	56,866	167,835	5,195	56,872	173,024	229,896	27,492	1887-2006	9/18/19, 11/26/19, 12/19/19, 2/12/20, & 11/18/22	(1)
HOLLYWOOD BLVD (California)		8,300	16,920	36,881	8,370	53,731	62,101	26,897	1929/1991	3/22/99 & 6/18/99	(1)
HUNTINGTON (New York)		12,194	16,008	83,077	12,294	98,985	111,279	22,090	1962/2022-2023	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		12,023	33,509	6,976	12,534	39,974	52,508	8,831	1980/2004- 2007/2019	8/16/2010 & 1/31/2023	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	3,788	4,308	13,814	18,122	11,111	1991	4/15/1994	(1)
KINGSTOWNE TOWNE CENTER (Virginia)		72,234	137,466	2,294	72,234	139,760	211,994	13,169	1996/2001/ 2006	4/20/22 & 7/27/22	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
LANCASTER (Pennsylvania)		—	2,103	6,554	432	8,225	8,657	6,746	1958	4/24/1980	(1)
LANGHORNE SQUARE (Pennsylvania)		720	2,974	20,770	720	23,744	24,464	19,322	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	32,079	7,551	54,511	62,062	47,277	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	51,056	6,161	59,536	65,697	28,373	1972	7/23/1980 & 4/3/17	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	60,224	79,346	79,507	158,853	39,371	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	36,673	35,622	69,555	105,177	30,804	1974	10/16/2006	(1)
MERCER ON ONE (FORMERLY KNOWN AS MERCER MALL) (New Jersey)		19,152	44,384	57,909	19,102	102,343	121,445	47,496	1975	10/14/03, 1/31/17, & 10/12/2023	(1)
MONTROSE CROSSING (Maryland)		48,624	91,819	31,719	48,624	123,538	172,162	52,558	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		15,769	33,501	48,433	15,851	81,852	97,703	53,729	1966/1972/ 1987/2001	3/31/03, 3/21/03, 1/27/06 & 1/4/21	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	3	9,366	3	9,369	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	25,954	939	34,732	35,671	24,536	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	17,578	638	18,576	19,214	8,352	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	38,080	3,420	40,845	44,265	27,328	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	21,127	15,048	67,859	82,907	12,574	2017-2018	8/2/2017	(1)
PERRING PLAZA (Maryland)		2,800	6,461	32,748	2,800	39,209	42,009	24,984	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		31,471	10,335	845,420	33,716	853,510	887,226	147,322	1963, 2012-2024	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	18,561	14,914	41,416	56,330	24,352	1968	3/31/97 & 7/8/15	(1)
PINOLE VISTA CROSSING (California)		25,218	33,286	—	25,218	33,286	58,504	737	1995, 2015	7/31/2024	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	15,060	10,305	36,613	46,918	12,793	1969	1/13/2016	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
PLAZA DEL SOL (California)		5,605	12,331	(12)	5,605	12,319	17,924	2,969	2009	8/2/2017	(1)
PLAZA EL SEGUNDO/THE POINT (California)	124,799	62,127	153,556	95,868	64,463	247,088	311,551	92,094	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
PROVIDENCE PLACE (formerly Pan Am) (Virginia)		8,694	12,929	15,435	8,695	28,363	37,058	19,092	1979	2/5/1993	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	7,986	3,319	16,443	19,762	12,878	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	30,256	2,928	38,474	41,402	29,542	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	2,850	15,422	107,422	122,844	26,428	1989, 2012	3/31/2017	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	7,388	26,400	25,850	52,250	8,428	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		66,682	7,502	1,282,018	57,592	1,298,610	1,356,202	343,439	1999-2006, 2009, 2011, 2014, 2016-2024	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SHOPS AT PEMBROKE GARDENS (Florida)		39,506	141,356	5,953	39,506	147,309	186,815	13,346	2007	7/27/2022	(1)
SYLMAR TOWNE CENTER (California)		18,522	24,637	5,443	18,522	30,080	48,602	6,371	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)		20,682	72,432	44,086	20,685	116,515	137,200	58,425	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	43,363	18,016	103,115	15,570	18,021	118,680	136,701	39,683	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	2,322	4,441	15,171	19,612	8,397	2005 - 2006	3/8/2007	(1)
THE SHOPS AT HILTON VILLAGE (Arizona)		—	85,431	2,554	—	87,985	87,985	9,217	1982/1989	6/14/21 & 7/18/22	(1)
TOWER SHOPPNG CENTER (Virginia)		7,170	10,518	11,187	7,280	21,595	28,875	12,356	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	33,000	29,962	76,368	106,330	33,633	1989, 2017	1/19/11 & 6/13/14	(1)
TROY HILLS (New Jersey)		3,126	5,193	28,322	5,865	30,776	36,641	21,942	1966	7/23/1980	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2024
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
TWINBROOKE CENTRE (Virginia)		16,484	18,898	1,845	16,484	20,743	37,227	2,509	1977	9/2/2021	(1)
TYSON'S STATION (Virginia)		388	453	5,782	493	6,130	6,623	4,255	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	51,620	6,323	69,866	76,189	40,565	1940, 2006-2009	12/21/1995	(1)
VIRGINIA GATEWAY (Virginia)		93,767	114,609	320	93,767	114,929	208,696	2,780	1999, 2006-2008, 2013-2016	5/31/2024	(1)
WESTGATE CENTER (California)		6,319	107,284	46,408	6,319	153,692	160,011	88,375	1960-1966	3/31/2004	(1)
WESTPOST (Virginia)		—	2,955	116,242	—	119,197	119,197	67,940	1999 - 2002	1998 & 11/22/10	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	2,199	3,514	23,576	27,090	13,302	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		26,011	—	198	26,011	198	26,209	76	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	18,331	9,111	19,392	28,503	12,031	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	45,557	1,499	52,200	53,699	24,064	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	97,980	8,211	100,684	108,895	73,891	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	22,438	8,055	36,197	44,252	29,234	1948	10/29/1996	(1)
TOTALS	$514,378	$1,830,741	$3,289,871	$5,783,101	$1,824,068	$9,079,645	$10,903,713	$3,152,799

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2024
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2021	$9,422,062
Additions during period
Acquisitions	445,319
Improvements	399,623
Deductions during period
Dispositions and retirements of property	(107,682)
Deconsolidation of VIE	(54,823)
Balance, December 31, 2022	10,104,499
Additions during period
Improvements	287,286
Reconsolidation of VIE	135,017
Acquisitions	74,723
Deduction during period—dispositions and retirements of property	(55,338)
Balance, December 31, 2023	10,546,187
Additions during period
Acquisitions	266,877
Improvements	249,043
Deduction during period—dispositions and retirements of property	(158,394)
Balance, December 31, 2024 (1)	$10,903,713
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $9.8 billion as of December 31, 2024.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2024
Reconciliation of Accumulated Depreciation and Amortization
(In thousands)

Balance, December 31, 2021	$2,531,095
Additions during period—depreciation and amortization expense	266,877
Deductions during period
Dispositions and retirements of property	(59,066)
Deconsolidation of VIE	(23,089)
Balance, December 31, 2022	2,715,817
Additions during period
Depreciation and amortization expense	282,896
Reconsolidation of VIE	2,869
Deductions during period -dispositions and retirements of property	(38,063)
Balance, December 31, 2023	2,963,519
Additions during period—depreciation and amortization expense	302,635
Deductions during period -dispositions and retirements of property	(113,355)
Balance, December 31, 2024	$3,152,799

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2024

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Second mortgage on a retail shopping center in Rockville, MD	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	$58,750	(2)	$5,075	$4,644	$—
Second mortgage on a retail shopping center in Rockville, MD	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(2)	4,500	4,500	—
Second mortgage on a retail shopping center in Baltimore, MD	7.0%	October 2031	Principal and interest monthly; balloon payment due at maturity	4,990	(3)	453	—	—
				$63,740		$10,028	$9,144	$—
_____________________
(1)The amounts are net of any expected losses in accordance with ASU 2016-13. See note 2 to the consolidated financial statements. For Federal tax purposes, the aggregate tax basis is approximately $10.0 million as of December 31, 2024.
(2)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2024 is estimated.
(3)This mortgage is subordinate to a first mortgage of $5.0 million. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2024 is estimated.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2024
Reconciliation of Carrying Amount
(In thousands)

Balance, December 31, 2021	$9,543
Deductions during period:
Valuation adjustments	(44)
Collection and satisfaction of loans	(43)
Balance, December 31, 2022	9,456
Deductions during period:
Valuation adjustments	(213)
Collection and satisfaction of loans	(47)
Balance, December 31, 2023	9,196
Deductions during period:
Collection and satisfaction of loans	(50)
Valuation adjustments	(2)
Balance, December 31, 2024	$9,144