Form 10-Q
period 2025-03-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2025-05-08
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on May 5, 2025 was 86,260,740.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2025, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of March 31, 2025, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2025

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,817,974 and $1,825,656 of consolidated variable interest entities, respectively)	$10,521,108	$10,363,961
Construction-in-progress (including $18,161 and $9,939 of consolidated variable interest entities, respectively)	561,101	539,752
	11,082,209	10,903,713
Less accumulated depreciation and amortization (including $434,226 and $424,044 of consolidated variable interest entities, respectively)	(3,220,113)	(3,152,799)
Net real estate	7,862,096	7,750,914
Cash and cash equivalents	109,224	123,409
Accounts and notes receivable, net	220,262	229,080
Mortgage notes receivable, net	9,131	9,144
Investment in partnerships	32,888	33,458
Operating lease right of use assets, net	85,165	85,806
Finance lease right of use assets, net	6,575	6,630
Prepaid expenses and other assets	296,509	286,316
TOTAL ASSETS	$8,621,850	$8,524,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $184,813 and $186,643 of consolidated variable interest entities, respectively)	$512,579	$514,378
Notes payable, net	641,331	601,414
Senior notes and debentures, net	3,359,383	3,357,840
Accounts payable and accrued expenses	197,422	183,564
Dividends payable	97,265	96,743
Security deposits payable	34,194	30,941
Operating lease liabilities	74,230	74,837
Finance lease liabilities	12,812	12,783
Other liabilities and deferred credits	247,029	227,827
Total liabilities	5,176,245	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	181,339	180,286
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, respectively, 86,255,005 and 85,666,220 shares issued and outstanding, respectively	869	862
Additional paid-in capital	4,303,363	4,248,824
Accumulated dividends in excess of net income	(1,275,769)	(1,242,654)
Accumulated other comprehensive income	3,596	4,740
Total shareholders’ equity of the Trust	3,191,881	3,171,594
Noncontrolling interests	72,385	72,550
Total shareholders’ equity	3,264,266	3,244,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,621,850	$8,524,757
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
REVENUE
Rental income	$302,294	$283,986
Other property income	6,585	7,059
Mortgage interest income	275	278
Total revenue	309,154	291,323
EXPENSES
Rental expenses	67,804	61,659
Real estate taxes	36,567	34,060
General and administrative	10,875	12,006
Depreciation and amortization	86,946	83,404
Total operating expenses	202,192	191,129

Gain on sale of real estate	1,171	—

OPERATING INCOME	108,133	100,194

OTHER INCOME/(EXPENSE)
Other interest income	743	1,483
Interest expense	(42,475)	(43,693)
Income from partnerships	177	32
NET INCOME	66,578	58,016
Net income attributable to noncontrolling interests	(2,810)	(1,280)
NET INCOME ATTRIBUTABLE TO THE TRUST	63,768	56,736
Dividends on preferred shares	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$61,760	$54,728

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.72	$0.66
Weighted average number of common shares	85,472	82,605

COMPREHENSIVE INCOME	$65,334	$60,944

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$62,624	$59,583

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $2,003 attributable to redeemable noncontrolling interests	—	—	—	—	—	63,768	—	807	64,575
Other comprehensive loss - change in fair value of interest rate swaps, excluding $100 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,144)	—	(1,144)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(94,875)	—	—	(94,875)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,263 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(869)	(869)
Common shares issued, net	—	—	476,543	5	54,489	—	—	—	54,494
Shares issued under dividend reinvestment plan	—	—	4,291	—	444	—	—	—	444
Share-based compensation expense, net of forfeitures	—	—	148,617	2	4,110	—	—	—	4,112
Shares withheld for employee taxes	—	—	(41,824)	—	(4,607)	—	—	—	(4,607)
Conversion of downREIT OP units	—	—	1,158	—	103	—	—	(103)	—
BALANCE AT MARCH 31, 2025	398,878	$159,822	86,255,005	$869	$4,303,363	$(1,275,769)	$3,596	$72,385	$3,264,266

BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income (loss), excluding $1,570 attributable to redeemable noncontrolling interests	—	—	—	—	—	56,736	—	(290)	56,446
Other comprehensive income - change in fair value of interest rate swaps, excluding $81 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,847	—	2,847
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(90,479)	—	—	(90,479)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,050 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(798)	(798)
Common shares issued, net	—	—	62,923	1	6,376	—	—	—	6,377
Shares issued under dividend reinvestment plan	—	—	4,628	—	355	—	—	—	355
Share-based compensation expense, net of forfeitures	—	—	147,407	1	4,429	—	—	—	4,430
Shares withheld for employee taxes	—	—	(45,804)	—	(4,614)	—	—	—	(4,614)
Conversion of downREIT OP units	—	—	4,160	—	366	—	—	(366)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
BALANCE AT MARCH 31, 2024	398,878	$159,822	82,948,600	$835	$3,946,740	$(1,196,225)	$6,899	$77,921	$2,995,992
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$66,578	$58,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,946	83,404
Gain on sale of real estate	(1,171)	—
Income from partnerships	(177)	(32)
Straight-line rent	(7,463)	(5,207)
Share-based compensation expense	3,881	4,160
Other, net	(368)	(1,001)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	16,799	(500)
Decrease in prepaid expenses and other assets	4,422	3,624
Increase in accounts payable and accrued expenses	7,185	7,194
Increase (decrease) in security deposits and other liabilities	2,412	(8,498)
Net cash provided by operating activities	179,044	141,160
INVESTING ACTIVITIES
Acquisition of real estate	(120,413)	—
Capital expenditures - development and redevelopment	(31,222)	(35,993)
Capital expenditures - other	(27,807)	(27,754)
Proceeds from sale of real estate	3,860	—
Distribution from partnerships in excess of earnings	642	1,454
Leasing costs	(6,826)	(4,649)
Net cash used in investing activities	(181,766)	(66,942)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	44,550	12,500
Issuance of senior notes, net of costs	—	471,576
Repayment of senior notes	—	(600,000)
Costs to extend and issue notes and mortgages payable	(4,814)	(902)
Repayment of mortgages, finance leases and notes payable	(2,005)	(819)
Purchase of capped calls	—	(19,448)
Issuance of common shares, net of costs	54,542	6,312
Dividends paid to common and preferred shareholders	(95,964)	(91,883)
Shares withheld for employee taxes	(4,607)	(4,614)
Contributions from noncontrolling interests	1,413	725
Distributions to and redemptions of noncontrolling interests	(3,133)	(2,848)
Net cash used in financing activities	(10,018)	(229,401)
Decrease in cash, cash equivalents and restricted cash	(12,740)	(155,183)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$122,703	$104,821
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,817,974 and $1,825,656 of consolidated variable interest entities, respectively)	$10,521,108	$10,363,961
Construction-in-progress (including $18,161 and $9,939 of consolidated variable interest entities, respectively)	561,101	539,752
	11,082,209	10,903,713
Less accumulated depreciation and amortization (including $434,226 and $424,044 of consolidated variable interest entities, respectively)	(3,220,113)	(3,152,799)
Net real estate	7,862,096	7,750,914
Cash and cash equivalents	109,224	123,409
Accounts and notes receivable, net	220,262	229,080
Mortgage notes receivable, net	9,131	9,144
Investment in partnerships	32,888	33,458
Operating lease right of use assets, net	85,165	85,806
Finance lease right of use assets, net	6,575	6,630
Prepaid expenses and other assets	296,509	286,316
TOTAL ASSETS	$8,621,850	$8,524,757
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $184,813 and $186,643 of consolidated variable interest entities, respectively)	$512,579	$514,378
Notes payable, net	641,331	601,414
Senior notes and debentures, net	3,359,383	3,357,840
Accounts payable and accrued expenses	197,422	183,564
Dividends payable	97,265	96,743
Security deposits payable	34,194	30,941
Operating lease liabilities	74,230	74,837
Finance lease liabilities	12,812	12,783
Other liabilities and deferred credits	247,029	227,827
Total liabilities	5,176,245	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	181,339	180,286
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,255,005 and 85,666,220 units issued and outstanding, respectively	3,033,497	3,012,066
Accumulated other comprehensive income	3,596	4,740
Total partner capital	3,191,881	3,171,594
Noncontrolling interests in consolidated partnerships	72,385	72,550
Total capital	3,264,266	3,244,144
TOTAL LIABILITIES AND CAPITAL	$8,621,850	$8,524,757

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per unit data)
REVENUE
Rental income	$302,294	$283,986
Other property income	6,585	7,059
Mortgage interest income	275	278
Total revenue	309,154	291,323
EXPENSES
Rental expenses	67,804	61,659
Real estate taxes	36,567	34,060
General and administrative	10,875	12,006
Depreciation and amortization	86,946	83,404
Total operating expenses	202,192	191,129

Gain on sale of real estate	1,171	—

OPERATING INCOME	108,133	100,194

OTHER INCOME/(EXPENSE)
Other interest income	743	1,483
Interest expense	(42,475)	(43,693)
Income from partnerships	177	32
NET INCOME	66,578	58,016
Net income attributable to noncontrolling interests	(2,810)	(1,280)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	63,768	56,736
Distributions on preferred units	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$61,760	$54,728

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.72	$0.66
Weighted average number of common units	85,472	82,605

COMPREHENSIVE INCOME	$65,334	$60,944

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$62,624	$59,583

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $2,003 attributable to redeemable noncontrolling interests	2,008	61,760	—	63,768	807	64,575
Other comprehensive loss - change in fair value of interest rate swaps, excluding $100 attributable to redeemable noncontrolling interests	—	—	(1,144)	(1,144)	—	(1,144)
Distributions declared to common unit holders	—	(94,875)	—	(94,875)	—	(94,875)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,263 attributable to redeemable noncontrolling interests	—	—	—	—	(869)	(869)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,494	—	54,494	—	54,494
Common units issued under dividend reinvestment plan	—	444	—	444	—	444
Share-based compensation expense, net of forfeitures	—	4,112	—	4,112	—	4,112
Common units withheld for employee taxes	—	(4,607)	—	(4,607)	—	(4,607)
Conversion of downREIT OP units	—	103	—	103	(103)	—
BALANCE AT MARCH 31 2025	$154,788	$3,033,497	$3,596	$3,191,881	$72,385	$3,264,266

BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income (loss), excluding $1,570 attributable to redeemable noncontrolling interests	2,008	54,728	—	56,736	(290)	56,446
Other comprehensive income - change in fair value of interest rate swaps, excluding $81 attributable to redeemable noncontrolling interest	—	—	2,847	2,847	—	2,847
Distributions declared to common unit holders	—	(90,479)	—	(90,479)	—	(90,479)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,050 attributable to redeemable noncontrolling interests	—	—	—	—	(798)	(798)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	6,377	—	6,377	—	6,377
Common units issued under dividend reinvestment plan	—	355	—	355	—	355
Share-based compensation expense, net of forfeitures	—	4,430	—	4,430	—	4,430
Common units withheld for employee taxes	—	(4,614)	—	(4,614)	—	(4,614)
Conversion of downREIT OP units	—	366	—	366	(366)	—
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT MARCH 31 2024	$154,788	$2,756,384	$6,899	$2,918,071	$77,921	$2,995,992

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$66,578	$58,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,946	83,404
Gain on sale of real estate	(1,171)	—
Income from partnerships	(177)	(32)
Straight-line rent	(7,463)	(5,207)
Share-based compensation expense	3,881	4,160
Other, net	(368)	(1,001)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	16,799	(500)
Decrease in prepaid expenses and other assets	4,422	3,624
Increase in accounts payable and accrued expenses	7,185	7,194
Increase (decrease) in security deposits and other liabilities	2,412	(8,498)
Net cash provided by operating activities	179,044	141,160
INVESTING ACTIVITIES
Acquisition of real estate	(120,413)	—
Capital expenditures - development and redevelopment	(31,222)	(35,993)
Capital expenditures - other	(27,807)	(27,754)
Proceeds from sale of real estate	3,860	—
Distribution from partnerships in excess of earnings	642	1,454
Leasing costs	(6,826)	(4,649)
Net cash used in investing activities	(181,766)	(66,942)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	44,550	12,500
Issuance of senior notes, net of costs	—	471,576
Repayment of senior notes	—	(600,000)
Costs to extend and issue notes and mortgages payable	(4,814)	(902)
Repayment of mortgages, finance leases and notes payable	(2,005)	(819)
Purchase of capped calls	—	(19,448)
Issuance of common units, net of costs	54,542	6,312
Distributions to common and preferred unit holders	(95,964)	(91,883)
Shares withheld for employee taxes	(4,607)	(4,614)
Contributions from noncontrolling interests	1,413	725
Distributions to and redemptions of noncontrolling interests	(3,133)	(2,848)
Net cash used in financing activities	(10,018)	(229,401)
Decrease in cash, cash equivalents and restricted cash	(12,740)	(155,183)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$122,703	$104,821

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in communities where we believe retail demand exceeds supply, in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, California, and South Florida. As of March 31, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects.
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
General Economic Conditions
Significant uncertainty continues within the macro-economic environment including concerns over inflation risk, high interest rates, the introduction of new tariffs and their impact on trade and prices, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.
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
Segment Information
We have one reportable segment. We evaluate financial performance using property operating income ("POI"), a non-GAAP measure which consists of rental income and mortgage interest income, less rental expenses and real estate taxes.
Reconciliation of property operating income to consolidated net income:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Property operating income	$204,783	$195,604
General and administrative expense	(10,875)	(12,006)
Depreciation and amortization	(86,946)	(83,404)
Gain on sale of real estate	1,171	—
Other interest income	743	1,483
Interest expense	(42,475)	(43,693)
Income from partnerships	177	32
Net income	66,578	58,016
Net income attributable to noncontrolling interests	(2,810)	(1,280)
Net income attributable to the trust	$63,768	$56,736
We do not present significant expense disclosures for our reportable segment as operating segment level expenses are not regularly provided to our chief operating decision maker ("CODM"). However, real estate tax expense is presented on the face of the consolidated statement of comprehensive income.
We do not present a reconciliation of our reportable segment's assets to consolidated assets, as asset information by operating segment is not used by our CODM to allocate resources and capital or assess performance.

Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Issued in 2025 and 2024:
ASU 2025-01, January 2025, and ASU 2024-03, November 2024, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires the disaggregation of specific natural expense categories within relevant income statement captions. Public business entities are required to provide tabular disclosures which disaggregate expenses such as purchases of inventory, employee compensation, depreciation and amortization. A separate total of an entity's selling expenses is also required, along with the disclosure of how the company determines them.

	The guidance is required to be applied prospectively, but may be applied retrospectively for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2024-04, November 2024, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments	This ASU clarifies that to qualify for induced conversion accounting, an inducement offer must preserve the issuance of all of the consideration (in form and amount) issuable in accordance with the conversion privileges specified in the terms of the existing debt instrument. In addition, the ASU requires that to qualify for induced conversion accounting, an instrument must contain a substantive conversion feature as of the date on which both the issuance offer and the inducement offer are accepted by the convertible debt holder. An entity that doesn't meet all of the criteria for conversion accounting or induced conversion accounting applies extinguishment accounting and recognizes a gain or loss for the difference between the fair value of the entire consideration transferred and the net carrying amount of the debt.

	Entities have the option to apply the guidance either (1) prospectively to settlements of convertible debt instruments that occur during fiscal years (and interim periods within those fiscal years) beginning after the effective date or (2) retrospectively. Under the retrospective transition approach, the entity recasts prior periods and recognizes a cumulative-effect adjustment to equity as of the later of the beginning of the earliest period presented or the date the entity adopted ASU 2020-06. This is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We are assessing the impact of this ASU on our consolidated financial statements.

Issued in 2023:
ASU 2023-06, October 2023, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K.

	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the Codification and will not be effective.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$47,325	$48,999
Interest capitalized	(4,850)	(5,306)
Interest expense	$42,475	$43,693
Cash paid for interest, net of amounts capitalized	$34,997	$39,199
Cash paid (refunded) for income taxes	$11	$(5)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$396	$420
DownREIT operating partnership units redeemed for common shares	$103	$366

	March 31,	December 31,
	2025	2024
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$109,224	$123,409
Restricted cash (1)	13,479	12,034
Total cash, cash equivalents, and restricted cash	$122,703	$135,443
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On February 25, 2025, we acquired the fee interest in Del Monte Shopping Center, a 675,000 square foot, grocery anchored retail shopping center in Monterey, California for $123.5 million. Approximately $17.7 million and $0.8 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
During the three months ended March 31, 2025, we sold a portion of our White Marsh Other property for $3.4 million.

NOTE 4—DEBT
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Debt issuance costs included in our consolidated Balance Sheet related to this amendment were $4.8 million as of March 31, 2025. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During the three months ended March 31, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $109.0 million. The weighted average amount of borrowings outstanding was $35.1 million and the weighted average interest rate, before amortization of debt fees, was 5.2% for the three months ended March 31, 2025. At March 31, 2025, our revolving credit facility had $44.6 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2025, we were in compliance with all default related debt covenants.
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The Notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The Notes mature on January 15,

2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes was $4.6 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively, and includes debt issuance cost amortization of $0.7 million and $0.6 million, respectively. Including the debt issuance cost amortization, the current effective interest rate on these Notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $10.2 million at March 31, 2025.
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
In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, which represents a premium of approximately 40% over the last reported sale price of our common shares of $102.33 on the New York Stock Exchange on January 8, 2024, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the Notes were used to pay the capped call premium of $19.4 million, which was recorded in shareholders' equity for the Trust and capital for the Operating Partnership.

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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,153,910	$1,141,599	$1,115,792	$1,098,271
Senior notes and debentures, net	$2,884,583	$2,683,656	$2,883,713	$2,645,097
Exchangeable senior notes, net	$474,800	$486,669	$474,127	$495,510

As of March 31, 2025, we have five interest rate swap agreements with total notional amounts of $251.7 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $51.7 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2025 was an asset of $4.1 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three months ended March 31, 2025, the value of our interest rate swaps decreased $1.1 million (including $0.5 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$4,070	$—	$4,070	$—	$5,208	$—	$5,208
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2025, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a loss of $0.1 million.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. As of March 31, 2025, a total of 607,190 downREIT operating partnership units were outstanding which had a total fair value of approximately $59.4 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2025. In April 2025, we redeemed 76,510 downREIT operating partnership units for $6.8 million.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2025		2024
	Declared	Paid	Declared	Paid
Common shares	$1.100	$1.100	$1.090	$1.090
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

On February 14, 2025, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
During the three months ended March 31, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.5 million including paying $0.1 million in additional offering expenses.
During the three months ended March 31, 2025, there were no sales and we did not enter into any forward sales contracts under the amended ATM equity program, and therefore we have the capacity to issue up to $750.0 million in common shares under this program as of March 31, 2025.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,112	$4,430
Capitalized share-based compensation	(231)	(270)
Share-based compensation expense	$3,881	$4,160

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For both the three months ended March 31, 2025 and 2024, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 and 3,019 stock options for the three months ended March 31, 2025 and 2024, respectively,
•conversions of downREIT operating partnership units for both the three months ended March 31, 2025 and 2024,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three months ended March 31, 2025 and 2024,
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the three months ended March 31, 2025, and
•exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for both the three months ended March 31, 2025 and 2024.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share data)
NUMERATOR
Net income	$66,578	$58,016
Less: Preferred share dividends	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(2,810)	(1,280)
Less: Earnings allocated to unvested shares	(321)	(333)
Net income available for common shareholders, basic and diluted	$61,439	$54,395
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	85,472	82,605

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.72	$0.66

Federal Realty OP LP Earnings per Unit

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per unit data)
NUMERATOR
Net income	$66,578	$58,016
Less: Preferred unit distributions	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(2,810)	(1,280)
Less: Earnings allocated to unvested units	(321)	(333)
Net income available for common unit holders, basic and diluted	$61,439	$54,395
DENOMINATOR
Weighted average common units outstanding, basic and diluted	85,472	82,605

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.72	$0.66

NOTE 10—SUBSEQUENT EVENT
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of May 8, 2025, no common shares have been repurchased through the program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2025.
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
•risks associated with general economic conditions, including inflation, tariffs, and local economic conditions in our geographic markets;
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
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

As of March 31, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects comprising approximately 27.5 million commercial square feet. In total, the real estate projects were 95.7% leased and 93.6% occupied at March 31, 2025.
General Economic Conditions
Significant uncertainty continues within the macro-economic environment including concerns over inflation risk, high interest rates, the introduction of new tariffs and their impact on trade and prices, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current economic environment.
See further discussion of the impact of current economic conditions on our business throughout Item 2.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
Property Acquisitions and Dispositions
On February 25, 2025, we acquired the fee interest in Del Monte Shopping Center, a 675,000 square foot, grocery anchored retail shopping center in Monterey, California, for $123.5 million. Approximately $17.7 million and $0.8 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
During the three months ended March 31, 2025, we sold a portion of our White Marsh Other property for $3.4 million.
Debt and Equity Transactions
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Debt issuance costs included in our consolidated Balance Sheet related to this amendment were $4.8 million as of March 31, 2025. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During the three months ended March 31, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $109.0 million. The weighted average amount of borrowings outstanding was $35.1 million and the weighted average interest rate, before amortization of debt fees, was 5.2% for the three months ended March 31, 2025. At March 31, 2025, our revolving credit facility had $44.6 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2025, we were in compliance with all default related debt covenants.
On February 14, 2025, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes. As of March 31, 2025, we have the capacity to issue up to $750.0 million in common shares under this program.
During the three months ended March 31, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.5 million including paying $0.1 million in additional offering expenses.
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of May 8, 2025, no common shares have been repurchased through the program.

Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $32 million and $2 million, respectively, for the three months ended March 31, 2025, and $36 million and $2 million for the three months ended March 31, 2024. We capitalized external and internal costs related to other property improvements of $26 million and $1 million, respectively, for the three months ended March 31, 2025, and $27 million and $1 million, respectively, for the three months ended March 31, 2024. We capitalized external and internal costs related to leasing activities of $5 million and $1 million, for both the three months ended March 31, 2025 and 2024. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $1 million, respectively, for both the three months ended March 31, 2025 and 2024. Total capitalized costs were $68 million and $72 million for the three months ended March 31, 2025 and 2024, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•expansion of our portfolio through property acquisitions, and
•growth in our portfolio from property redevelopments and expansions.
Although general economic impacts of elevated levels of inflation and higher interest rates are impacting us in the short-term, our long-term focus has not changed. See our Annual Report on Form 10-K filed on February 13, 2025, for additional discussion of our long-term strategies.

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.2 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.1% spread between our leased rate of 95.7% and our occupied rate of 93.6%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from supply chain disruptions or tariffs could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains and unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 276,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 250,000 square feet of the office space is leased, of which, 193,000 square feet is open, and all of the retail space is open. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 302,000 square feet of space is leased.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $271 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of broader, as well as local, economic conditions, inflation, tariffs, higher interest rates, and higher operating costs.
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
At March 31, 2025, the leasable commercial square feet in our properties was 95.7% leased and 93.6% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2025, we signed retail leases for a total of 430,000 square feet of retail space including 369,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 6% on a cash basis. New leases for comparable spaces were signed for 175,000 square feet, with an average rental increase of 2% on a cash basis. Renewals for comparable spaces were signed for 194,000 square feet at a 8% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $19.36 per square foot, of which $39.22 per square foot was for new leases and $1.48 per square foot was for renewals for the three months ended March 31, 2025.
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
In the past five years, we have executed comparable space leases for 1.7 to 2.4 million square feet of retail space each year and expect the volume in 2025 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
The leases signed in 2025 generally become effective over the following two years though some may not become effective until 2028 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2025, all or a portion of 96 properties were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended March 31, 2025, one property was moved from comparable properties to non-comparable properties compared to the designations as of December 31, 2024. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$302,294	$283,986	$18,308	6.4%
Other property income	6,585	7,059	(474)	(6.7)%
Mortgage interest income	275	278	(3)	(1.1)%
Total property revenue	309,154	291,323	17,831	6.1%
Rental expenses	67,804	61,659	6,145	10.0%
Real estate taxes	36,567	34,060	2,507	7.4%
Total property expenses	104,371	95,719	8,652	9.0%
Property operating income (1)	204,783	195,604	9,179	4.7%
General and administrative expense	(10,875)	(12,006)	1,131	(9.4)%
Depreciation and amortization	(86,946)	(83,404)	(3,542)	4.2%
Gain on sale of real estate	1,171	—	1,171	100.0%
Operating income	108,133	100,194	7,939	7.9%
Other interest income	743	1,483	(740)	(49.9)%
Interest expense	(42,475)	(43,693)	1,218	(2.8)%
Income from partnerships	177	32	145	453.1%
Total other, net	(41,555)	(42,178)	623	(1.5)%
Net income	66,578	58,016	8,562	14.8%
Net income attributable to noncontrolling interests	(2,810)	(1,280)	(1,530)	119.5%
Net income attributable to the Trust	$63,768	$56,736	$7,032	12.4%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$108,133	$100,194
General and administrative	10,875	12,006
Depreciation and amortization	86,946	83,404
Gain on sale of real estate	(1,171)	—
Property operating income	$204,783	$195,604

Property Revenues
Total property revenue increased $17.8 million, or 6.1%, to $309.2 million in the three months ended March 31, 2025 compared to $291.3 million in the three months ended March 31, 2024. The percentage occupied at our shopping centers was 93.6% and 92.0% at March 31, 2025 and 2024, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $11.0 million from comparable properties primarily related to higher average occupancy of approximately $3.4 million, higher rental rates of approximately $3.0 million, a $4.5 million increase in recoveries from tenants on higher expenses, and a $0.5 million decrease in collectibility related adjustments,
•an increase of $9.4 million from 2024 and 2025 acquisitions, and
•an increase of $1.7 million from non-comparable properties primarily driven by occupancy increases at Santana West, Huntington Shopping Center, and Pike & Rose Phase IV,
partially offset by
•a decrease of $4.0 million from property dispositions.
Property Expenses
Total property expenses increased $8.7 million, or 9.0%, to $104.4 million in the three months ended March 31, 2025 compared to $95.7 million in the three months ended March 31, 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.1 million, or 10.0%, to $67.8 million in the three months ended March 31, 2025 compared to $61.7 million in the three months ended March 31, 2024 due primarily to the following:
•an increase of $4.7 million from comparable properties due primarily to higher snow removal costs, higher utilities and other operating costs, and an increase in management fees on higher revenues, and
•an increase of $2.1 million from 2024 and 2025 acquisitions, partially offset by
•a decrease of $0.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 22.4% in the three months ended March 31, 2025 from 21.7% in the three months ended March 31, 2024.
Real Estate Taxes
Real estate tax expense increased $2.5 million, or 7.4%, to $36.6 million in the three months ended March 31, 2025 compared to $34.1 million in the three months ended March 31, 2024. This increase is primarily due to an increase of $1.4 million from comparable properties primarily due to higher assessments, and an increase of $1.1 million from 2024 and 2025 acquisitions.
Property Operating Income
Property operating income increased $9.2 million, or 4.7%, to $204.8 million in the three months ended March 31, 2025 compared to $195.6 million in the three months ended March 31, 2024. This increase is primarily driven by higher rental rates and average occupancy, 2024 and 2025 acquisitions, 2024 and 2025 openings at our non-comparable properties, and lower collectibility related adjustments, partially offset by property dispositions, and higher rental expenses after recoveries from tenants.

Other Operating
General and Administrative
General and administrative expense decreased $1.1 million, or 9.4%, to $10.9 million in the three months ended March 31, 2025 compared to $12.0 million in the three months ended March 31, 2024. This decrease is due primarily to lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $3.5 million, or 4.2%, to $86.9 million in the three months ended March 31, 2025 compared to $83.4 million in the three months ended March 31, 2024. This increase is due primarily to 2024 and 2025 acquisitions, partially offset by property dispositions.
Gain on Sale of Real Estate
The $1.2 million gain on sale of real estate for the three months ended March 31, 2025 is primarily due to the sale of a portion of our White Marsh Other property.
Operating Income
Operating income increased $7.9 million, or 7.9%, to $108.1 million in the three months ended March 31, 2025 compared to $100.2 million in the three months ended March 31, 2024. This increase is primarily driven by higher rental rates and average occupancy, 2024 and 2025 acquisitions, 2024 and 2025 openings at our non-comparable properties, higher gains on sale of real estate, lower personnel related costs, and lower collectibility related adjustments, partially offset by property dispositions, and higher rental expenses after recoveries from tenants.
Other
Interest Expense
Interest expense decreased $1.2 million, or 2.8%, to $42.5 million in the three months ended March 31, 2025 compared to $43.7 million in the three months ended March 31, 2024. This decrease is due primarily to the following:
•a decrease of $1.6 million due to a lower overall weighted average borrowing rate, and
•a decrease of $0.1 million due to lower weighted average borrowings, partially offset by,
•a decrease of $0.5 million in capitalized interest.
Gross interest costs were $47.3 million and $49.0 million in the three months ended March 31, 2025 and 2024, respectively. Capitalized interest was $4.8 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2025 were approximately $96.4 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. In the next twelve months, we have $644.6 million of debt maturing, of which, $200.0 million is the mortgage loan secured by Bethesda Row, which has two one-year extensions, at our option, that would extend the maturity date to December 28, 2027.
As of March 31, 2025, we had cash and cash equivalents of $109.2 million and $44.6 million outstanding on our $1.25 billion revolving credit facility. We also have the capacity to issue up to $750.0 million in common shares under our ATM equity program.
For the three months ended March 31, 2025, the weighted average amount of borrowings outstanding on our revolving credit facility was $35.1 million, and the weighted average interest rate, before amortization of debt fees, was 5.2%.
Our overall capital requirements for the remainder of 2025 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $204 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels consistent with 2024.
We believe cash flow from operations, the cash on our balance sheet, and our $1.25 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity financing to be available to us, although newly issued debt would likely be at higher interest rates than we currently have outstanding. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. We intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$179,044	$141,160	$37,884
Net cash used in investing activities	(181,766)	(66,942)	(114,824)
Net cash used in financing activities	(10,018)	(229,401)	219,383
Decrease in cash, cash equivalents and restricted cash	(12,740)	(155,183)	142,443
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004	(124,561)
Cash, cash equivalents, and restricted cash at end of period	$122,703	$104,821	$17,882

Net cash provided by operating activities increased $37.9 million to $179.0 million during the three months ended March 31, 2025 from $141.2 million during the three months ended March 31, 2024. The increase was primarily due to higher collections related to year end recovery billings, timing of cash receipts related to prepaid rent, and higher net income after adjusting for non-cash items and gain on sale of real estate.
Net cash used in investing activities increased $114.8 million to $181.8 million during the three months ended March 31, 2025 from $66.9 million during the three months ended March 31, 2024. The increase was primarily attributable to:
•a $120.4 million increase in acquisition of real estate due to the February 2025 acquisition of the fee interest in Del Monte Shopping Center (see Note 3 to the consolidated financial statements for additional information), partially offset by

•a $4.7 million decrease in capital expenditures.
Net cash used in financing activities decreased $219.4 million to $10.0 million during the three months ended March 31, 2025 from $229.4 million during the three months ended March 31, 2024. The decrease was primarily attributable to:
•$600.0 million from the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity,
•a $48.2 million increase in net proceeds from the issuance of common shares under our ATM program,
•a $32.1 million increase in net borrowings on our revolving credit facility to $44.6 million of net borrowings during the three months ended March 31, 2025, as compared to $12.5 million of net borrowings during the three months ended March 31, 2024, and
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024.
partially offset by
•$471.6 million in net proceeds from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, and
•a $4.1 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2025:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2025	Stated Interest Rate as of March 31, 2025	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,133	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	51,735	SOFR + 1.95%	December 15, 2029
Various Hoboken (13 Buildings) (3)	Acquired	27,421	Various	Various through 2029
Chelsea	Acquired	3,450	5.36%	January 15, 2031
Subtotal		513,839
Net unamortized debt issuance costs and discount		(1,260)
Total mortgages payable, net		512,579

Notes payable
Revolving credit facility (4)(5)	(6)	44,550	Adjusted SOFR + 0.775%	April 5, 2027
Term loan (4)(5)	600,000	600,000	Adjusted SOFR + 0.85%	March 20, 2028
Various	6,311	1,627	Various	Various through 2059
Subtotal		646,177
Net unamortized debt issuance costs		(4,846)
Total notes payable, net		641,331

Senior notes and debentures (5)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(19,817)
Total senior notes and debentures, net		3,359,383

Total debt, net		$4,513,293
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
(4)Our revolving credit facility SOFR loans and our term loan bear interest at Daily Simple SOFR or Term SOFR, as defined in the respective credit agreements, plus 0.10%, plus a spread, based on our current credit rating. On May 1, 2025, the 0.10% adjustment to SOFR was removed from the term loan.
(5)The Operating Partnership is the named obligor under our revolving credit facility, and senior notes and debenture. Effective March 20, 2025, the Operating Partnership and a wholly owned subsidiary of the Operating Partnership are both named obligors of the term loan.

(6)The maximum amount drawn under our $1.25 billion revolving credit facility during the three months ended March 31, 2025 was $109.0 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.2%.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2025, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2025:

	Unsecured		Secured		Total
	(In thousands)
2025	$485		$245,587	(1)	$246,072
2026	429,299		26,282		455,581
2027	559,593	(2)	178,282		737,875
2028	950,000	(3)	2,511		952,511
2029	885,000		60,434		945,434
Thereafter	1,201,000		743		1,201,743
	$4,025,377		$513,839		$4,539,216	(4)
__________________
(1)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of March 31, 2025, there was $44.6 million outstanding under this credit facility.
(3)Our $600.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2025.
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
As of March 31, 2025, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix 100% of its outstanding $38.4 million of debt through May 2025 at 6.39%, and 50% of its outstanding debt from June 2025 through May 2028 at 6.03%. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2025.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share data)
Net income	$66,578	$58,016
Net income attributable to noncontrolling interests	(2,810)	(1,280)
Gain on sale of real estate	(1,171)	—
Depreciation and amortization of real estate assets	76,498	73,938
Amortization of initial direct costs of leases	9,077	7,737
Funds from operations	148,172	138,411
Dividends on preferred shares (1)	(1,875)	(1,875)
Income attributable to downREIT operating partnership units	669	692
Income attributable to unvested shares	(490)	(503)
Funds from operations available for common shareholders	$146,476	$136,725
Weighted average number of common shares, diluted (1)(2)	86,177	83,334

Funds from operations available for common shareholders, per diluted share (2)	$1.70	$1.64
_____________________
(1)For the three months ended March 31, 2025 and 2024, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of diluted EPS.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2025, we had $3.9 billion of fixed-rate debt outstanding, including $251.7 million of mortgage payables for which the rate is effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $153.0 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $170.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2025, we had $644.6 million of variable rate debt outstanding (the principal balance on our unsecured term loan and $44.6 million outstanding in our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.4 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.4 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 13, 2025.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of May 8, 2025, no shares have been repurchased through the program.
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2025, we redeemed 1,158 downREIT operating partnership units for common shares.
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

10.1
Amended and Restated Term Loan Agreement, dated as of March 20, 2025, by and among the Partnership, FRIT San Jose, the financial institutions party thereto, as Lenders, PNC Bank, National Association, as Administrative Agent, and the other parties thereto (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on March 21, 2025 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 8, 2025	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 8, 2025	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)