Form 10-Q
period 2025-06-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2025-08-06
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on August 1, 2025 was 86,266,124.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2025, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of June 30, 2025, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2025

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,824,341 and $1,825,656 of consolidated variable interest entities, respectively)	$10,721,587	$10,363,961
Construction-in-progress (including $20,665 and $9,939 of consolidated variable interest entities, respectively)	324,435	539,752
	11,046,022	10,903,713
Less accumulated depreciation and amortization (including $445,556 and $424,044 of consolidated variable interest entities, respectively)	(3,250,219)	(3,152,799)
Net real estate	7,795,803	7,750,914
Cash and cash equivalents	177,003	123,409
Accounts and notes receivable, net	225,936	229,080
Mortgage notes receivable, net	9,118	9,144
Investment in partnerships	33,133	33,458
Operating lease right of use assets, net	84,517	85,806
Finance lease right of use assets, net	6,520	6,630
Prepaid expenses and other assets	291,764	286,316
TOTAL ASSETS	$8,623,794	$8,524,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $184,155 and $186,643 of consolidated variable interest entities, respectively)	$511,951	$514,378
Notes payable, net	614,631	601,414
Senior notes and debentures, net	3,360,925	3,357,840
Accounts payable and accrued expenses	192,122	183,564
Dividends payable	97,186	96,743
Security deposits payable	34,032	30,941
Operating lease liabilities	73,618	74,837
Finance lease liabilities	12,842	12,783
Other liabilities and deferred credits	225,196	227,827
Total liabilities	5,122,503	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	181,191	180,286
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, respectively, 86,261,214 and 85,666,220 shares issued and outstanding, respectively	869	862
Additional paid-in capital	4,302,220	4,248,824
Accumulated dividends in excess of net income	(1,216,794)	(1,242,654)
Accumulated other comprehensive income	2,912	4,740
Total shareholders’ equity of the Trust	3,249,029	3,171,594
Noncontrolling interests	71,071	72,550
Total shareholders’ equity	3,320,100	3,244,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,623,794	$8,524,757
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
REVENUE
Rental income	$302,477	$287,095	$604,771	$571,081
Other property income	8,769	8,680	15,354	15,739
Mortgage interest income	277	277	552	555
Total revenue	311,523	296,052	620,677	587,375
EXPENSES
Rental expenses	61,609	58,891	129,413	120,550
Real estate taxes	36,681	35,289	73,248	69,349
General and administrative	11,925	12,092	22,800	24,098
Depreciation and amortization	89,241	85,049	176,187	168,453
Total operating expenses	199,456	191,321	401,648	382,450

Gain on sale of real estate	76,501	52,280	77,672	52,280
New market tax credit transaction income	14,176	—	14,176	—

OPERATING INCOME	202,744	157,011	310,877	257,205

OTHER INCOME/(EXPENSE)
Other interest income	905	1,051	1,648	2,534
Interest expense	(44,598)	(44,312)	(87,073)	(88,005)
Income from partnerships	905	905	1,082	937
NET INCOME	159,956	114,655	226,534	172,671
Net income attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
NET INCOME ATTRIBUTABLE TO THE TRUST	155,916	111,982	219,684	168,718
Dividends on preferred shares	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$153,908	$109,974	$215,668	$164,702

EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$1.78	$1.32	$2.51	$1.98
Weighted average number of common shares	85,969	82,932	85,722	82,768
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.78	$1.32	$2.51	$1.98
Weighted average number of common shares	86,611	83,563	86,300	82,768

COMPREHENSIVE INCOME	$159,205	$114,796	$224,539	$175,740

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$155,232	$112,125	$217,856	$171,708

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2025
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2025	398,878	$159,822	86,255,005	$869	$4,303,363	$(1,275,769)	$3,596	$72,385	$3,264,266
Net income, excluding $2,013 attributable to redeemable noncontrolling interests	—	—	—	—	—	155,916	—	2,027	157,943
Other comprehensive loss - change in fair value of interest rate swaps, excluding $67 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(684)	—	(684)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(94,933)	—	—	(94,933)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,094 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,355)	(1,355)
Common shares issued, net	—	—	66	—	(102)	—	—	—	(102)
Shares issued under dividend reinvestment plan	—	—	5,123	—	463	—	—	—	463
Share-based compensation expense, net of forfeitures	—	—	1,733	—	3,831	—	—	—	3,831
Shares withheld for employee taxes	—	—	(713)	—	(68)	—	—	—	(68)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	—	—	—	(5,267)	—	—	(1,986)	(7,253)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100

BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $4,016 attributable to redeemable noncontrolling interests	—	—	—	—	—	219,684	—	2,834	222,518
Other comprehensive loss - change in fair value of interest rate swaps, excluding $167 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,828)	—	(1,828)
Dividends declared to common shareholders ($2.20 per share)	—	—	—	—	—	(189,808)	—	—	(189,808)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $4,357 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(2,224)	(2,224)
Common shares issued, net	—	—	476,609	5	54,387	—	—	—	54,392
Shares issued under dividend reinvestment plan	—	—	9,414	—	907	—	—	—	907
Share-based compensation expense, net of forfeitures	—	—	150,350	2	7,941	—	—	—	7,943
Shares withheld for employee taxes	—	—	(42,537)	—	(4,675)	—	—	—	(4,675)
Conversion and redemption of downREIT OP units and purchase of noncontrolling interest	—	—	1,158	—	(5,164)	—	—	(2,089)	(7,253)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2024
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2024	398,878	$159,822	82,948,600	$835	$3,946,740	$(1,196,225)	$6,899	$77,921	$2,995,992
Net income, excluding $1,867 attributable to redeemable noncontrolling interests	—	—	—	—	—	111,982	—	806	112,788
Other comprehensive income - change in fair value of interest rate swaps, excluding a $2 loss attributable to redeemable noncontrolling interests	—	—	—	—	—	—	143	—	143
Dividends declared to common shareholders ($1.09 per share)	—	—	—	—	—	(91,085)	—	—	(91,085)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,271 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,092)	(1,092)
Common shares issued, net	—	—	637,875	6	64,547	—	—	—	64,553
Shares issued under dividend reinvestment plan	—	—	4,805	—	492	—	—	—	492
Share-based compensation expense, net of forfeitures	—	—	(25)	—	3,745	—	—	—	3,745
Shares withheld for employee taxes	—	—	(712)	—	(72)	—	—	—	(72)
Redemption of downREIT OP units	—	—	—	—	61	—	—	(346)	(285)
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813

BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $3,437 attributable to redeemable noncontrolling interests	—	—	—	—	—	168,718	—	516	169,234
Other comprehensive income - change in fair value of interest rate swaps, excluding $79 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	2,990	—	2,990
Dividends declared to common shareholders ($2.18 per share)	—	—	—	—	—	(181,564)	—	—	(181,564)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $4,321 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,890)	(1,890)
Common shares issued, net	—	—	700,798	7	70,923	—	—	—	70,930
Shares issued under dividend reinvestment plan	—	—	9,433	—	847	—	—	—	847
Share-based compensation expense, net of forfeitures	—	—	147,382	1	8,174	—	—	—	8,175
Shares withheld for employee taxes	—	—	(46,516)	—	(4,686)	—	—	—	(4,686)
Conversion and redepmtion of downREIT OP units	—	—	4,160	—	427	—	—	(712)	(285)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$226,534	$172,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,187	168,453
Gain on sale of real estate	(77,672)	(52,280)
Income from partnerships	(1,082)	(937)
New market tax credit transaction income	(14,176)	—
Straight-line rent	(13,844)	(10,686)
Share-based compensation expense	7,464	7,639
Other, net	(1,163)	(990)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	14,709	16,294
Decrease in prepaid expenses and other assets	15,333	15,084
(Decrease) increase in accounts payable and accrued expenses	(3,805)	1,383
Increase (decrease) in security deposits and other liabilities	1,252	(5,748)
Net cash provided by operating activities	329,737	310,883
INVESTING ACTIVITIES
Acquisition of real estate	(120,413)	(213,875)
Capital expenditures - development and redevelopment	(69,350)	(68,616)
Capital expenditures - other	(55,257)	(55,489)
Proceeds from sale of real estate	141,151	96,324
Distribution from partnerships in excess of earnings	1,094	2,142
Leasing costs	(13,547)	(13,113)
Net cash used in investing activities	(116,322)	(252,627)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	17,600	81,800
Issuance of senior notes, net of costs	—	471,507
Repayment of senior notes	—	(600,000)
Costs to extend and issue notes and mortgages payable	(4,818)	(902)
Repayment of mortgages, finance leases and notes payable	(2,840)	(1,640)
Purchase of capped calls	—	(19,448)
Issuance of common shares, net of costs	54,503	70,938
Dividends paid to common and preferred shareholders	(192,498)	(183,875)
Shares withheld for employee taxes	(4,675)	(4,686)
Contributions from noncontrolling interests	1,413	725
Distributions to and acquistion/redemptions of noncontrolling interests	(13,921)	(18,862)
Net cash used in financing activities	(145,236)	(204,443)
Increase (decrease) in cash, cash equivalents and restricted cash	68,179	(146,187)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$203,622	$113,817

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,824,341 and $1,825,656 of consolidated variable interest entities, respectively)	$10,721,587	$10,363,961
Construction-in-progress (including $20,665 and $9,939 of consolidated variable interest entities, respectively)	324,435	539,752
	11,046,022	10,903,713
Less accumulated depreciation and amortization (including $445,556 and $424,044 of consolidated variable interest entities, respectively)	(3,250,219)	(3,152,799)
Net real estate	7,795,803	7,750,914
Cash and cash equivalents	177,003	123,409
Accounts and notes receivable, net	225,936	229,080
Mortgage notes receivable, net	9,118	9,144
Investment in partnerships	33,133	33,458
Operating lease right of use assets, net	84,517	85,806
Finance lease right of use assets, net	6,520	6,630
Prepaid expenses and other assets	291,764	286,316
TOTAL ASSETS	$8,623,794	$8,524,757
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $184,155 and $186,643 of consolidated variable interest entities, respectively)	$511,951	$514,378
Notes payable, net	614,631	601,414
Senior notes and debentures, net	3,360,925	3,357,840
Accounts payable and accrued expenses	192,122	183,564
Dividends payable	97,186	96,743
Security deposits payable	34,032	30,941
Operating lease liabilities	73,618	74,837
Finance lease liabilities	12,842	12,783
Other liabilities and deferred credits	225,196	227,827
Total liabilities	5,122,503	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	181,191	180,286
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,261,214 and 85,666,220 units issued and outstanding, respectively	3,091,329	3,012,066
Accumulated other comprehensive income	2,912	4,740
Total partner capital	3,249,029	3,171,594
Noncontrolling interests in consolidated partnerships	71,071	72,550
Total capital	3,320,100	3,244,144
TOTAL LIABILITIES AND CAPITAL	$8,623,794	$8,524,757

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per unit data)
REVENUE
Rental income	$302,477	$287,095	$604,771	$571,081
Other property income	8,769	8,680	15,354	15,739
Mortgage interest income	277	277	552	555
Total revenue	311,523	296,052	620,677	587,375
EXPENSES
Rental expenses	61,609	58,891	129,413	120,550
Real estate taxes	36,681	35,289	73,248	69,349
General and administrative	11,925	12,092	22,800	24,098
Depreciation and amortization	89,241	85,049	176,187	168,453
Total operating expenses	199,456	191,321	401,648	382,450

Gain on sale of real estate	76,501	52,280	77,672	52,280
New market tax credit transaction income	14,176	—	14,176	—

OPERATING INCOME	202,744	157,011	310,877	257,205

OTHER INCOME/(EXPENSE)
Other interest income	905	1,051	1,648	2,534
Interest expense	(44,598)	(44,312)	(87,073)	(88,005)
Income from partnerships	905	905	1,082	937
NET INCOME	159,956	114,655	226,534	172,671
Net income attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	155,916	111,982	219,684	168,718
Distributions on preferred units	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$153,908	$109,974	$215,668	$164,702

EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$1.78	$1.32	$2.51	$1.98
Weighted average number of common units	85,969	82,932	85,722	82,768
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.78	$1.32	$2.51	$1.98
Weighted average number of common units	86,611	83,563	86,300	82,768

COMPREHENSIVE INCOME	$159,205	$114,796	$224,539	$175,740

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$155,232	$112,125	$217,856	$171,708

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2025
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2025	$154,788	$3,033,497	$3,596	$3,191,881	$72,385	$3,264,266
Net income, excluding $2,013 attributable to redeemable noncontrolling interests	2,008	153,908	—	155,916	2,027	157,943
Other comprehensive loss - change in fair value of interest rate swaps, excluding $67 attributable to redeemable noncontrolling interests	—	—	(684)	(684)	—	(684)
Distributions declared to common unit holders	—	(94,933)	—	(94,933)	—	(94,933)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,094 attributable to redeemable noncontrolling interests	—	—	—	—	(1,355)	(1,355)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(102)	—	(102)	—	(102)
Common units issued under dividend reinvestment plan	—	463	—	463	—	463
Share-based compensation expense, net of forfeitures	—	3,831	—	3,831	—	3,831
Common units withheld for employee taxes	—	(68)	—	(68)	—	(68)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	(5,267)	—	(5,267)	(1,986)	(7,253)
BALANCE AT JUNE 30, 2025	$154,788	$3,091,329	$2,912	$3,249,029	$71,071	$3,320,100

BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $4,016 attributable to redeemable noncontrolling interests	4,016	215,668	—	219,684	2,834	222,518
Other comprehensive loss - change in fair value of interest rate swaps, excluding $167 attributable to redeemable noncontrolling interest	—	—	(1,828)	(1,828)	—	(1,828)
Distributions declared to common unit holders	—	(189,808)	—	(189,808)	—	(189,808)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,357 attributable to redeemable noncontrolling interests	—	—	—	—	(2,224)	(2,224)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,392	—	54,392	—	54,392
Common units issued under dividend reinvestment plan	—	907	—	907	—	907
Share-based compensation expense, net of forfeitures	—	7,943	—	7,943	—	7,943
Common units withheld for employee taxes	—	(4,675)	—	(4,675)	—	(4,675)
Conversion and redemption of downREIT OP units and purchase of noncontrolling interest	—	(5,164)	—	(5,164)	(2,089)	(7,253)
BALANCE AT JUNE 30, 2025	$154,788	$3,091,329	$2,912	$3,249,029	$71,071	$3,320,100

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2024
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2024	$154,788	$2,756,384	$6,899	2,918,071	$77,921	$2,995,992
Net income, excluding $1,867 attributable to redeemable noncontrolling interests	2,008	109,974	—	111,982	806	112,788
Other comprehensive income - change in fair value of interest rate swaps, excluding a $2 loss attributable to redeemable noncontrolling interests	—	—	143	143	—	143
Distributions declared to common unit holders	—	(91,085)	—	(91,085)	—	(91,085)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,271 attributable to redeemable noncontrolling interests	—	—	—	—	(1,092)	(1,092)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	64,553	—	64,553	—	64,553
Common units issued under dividend reinvestment plan	—	492	—	492	—	492
Share-based compensation expense, net of forfeitures	—	3,745	—	3,745	—	3,745
Common units withheld for employee taxes	—	(72)	—	(72)	—	(72)
Redemption of downREIT OP units	—	61	—	61	(346)	(285)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	$2,995,618	$75,195	$3,070,813

BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $3,437 attributable to redeemable noncontrolling interests	4,016	164,702	—	168,718	516	169,234
Other comprehensive income - change in fair value of interest rate swaps, excluding $79 attributable to redeemable noncontrolling interest	—	—	2,990	2,990	—	2,990
Distributions declared to common unit holders	—	(181,564)	—	(181,564)	—	(181,564)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,321 attributable to redeemable noncontrolling interests	—	—	—	—	(1,890)	(1,890)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	70,930	—	70,930	—	70,930
Common units issued under dividend reinvestment plan	—	847	—	847	—	847
Share-based compensation expense, net of forfeitures	—	8,175	—	8,175	—	8,175
Common units withheld for employee taxes	—	(4,686)	—	(4,686)	—	(4,686)
Conversion and redemption of downREIT OP units	—	427	—	427	(712)	(285)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	$2,995,618	$75,195	$3,070,813
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$226,534	$172,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,187	168,453
Gain on sale of real estate	(77,672)	(52,280)
Income from partnerships	(1,082)	(937)
New market tax credit transaction income	(14,176)	—
Straight-line rent	(13,844)	(10,686)
Share-based compensation expense	7,464	7,639
Other, net	(1,163)	(990)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	14,709	16,294
Decrease in prepaid expenses and other assets	15,333	15,084
(Decrease) increase in accounts payable and accrued expenses	(3,805)	1,383
Increase (decrease) in security deposits and other liabilities	1,252	(5,748)
Net cash provided by operating activities	329,737	310,883
INVESTING ACTIVITIES
Acquisition of real estate	(120,413)	(213,875)
Capital expenditures - development and redevelopment	(69,350)	(68,616)
Capital expenditures - other	(55,257)	(55,489)
Proceeds from sale of real estate	141,151	96,324
Distribution from partnerships in excess of earnings	1,094	2,142
Leasing costs	(13,547)	(13,113)
Net cash used in investing activities	(116,322)	(252,627)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	17,600	81,800
Issuance of senior notes, net of costs	—	471,507
Repayment of senior notes	—	(600,000)
Costs to extend and issue notes and mortgages payable	(4,818)	(902)
Repayment of mortgages, finance leases and notes payable	(2,840)	(1,640)
Purchase of capped calls	—	(19,448)
Issuance of common units, net of costs	54,503	70,938
Distributions to common and preferred unit holders	(192,498)	(183,875)
Shares withheld for employee taxes	(4,675)	(4,686)
Contributions from noncontrolling interests	1,413	725
Distributions to and acquisition/redemptions of noncontrolling interests	(13,921)	(18,862)
Net cash used in financing activities	(145,236)	(204,443)
Increase (decrease) in cash, cash equivalents and restricted cash	68,179	(146,187)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$203,622	$113,817

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, operation, and redevelopment of high-quality retail-based properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in major coastal markets and select underserved regions that we believe have strong economic and demographic fundamentals. As of June 30, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.
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
Reconciliation of property operating income to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Property operating income	$213,233	$201,872	$418,016	$397,476
General and administrative expense	(11,925)	(12,092)	(22,800)	(24,098)
Depreciation and amortization	(89,241)	(85,049)	(176,187)	(168,453)
Gain on sale of real estate	76,501	52,280	77,672	52,280
New market tax credit transaction income	14,176	—	14,176	—
Other interest income	905	1,051	1,648	2,534
Interest expense	(44,598)	(44,312)	(87,073)	(88,005)
Income from partnerships	905	905	1,082	937
Net income	159,956	114,655	226,534	172,671
Net income attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
Net income attributable to the trust	$155,916	$111,982	$219,684	$168,718
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$94,947	$98,466
Interest capitalized	(7,874)	(10,461)
Interest expense	$87,073	$88,005
Cash paid for interest, net of amounts capitalized	$82,424	$86,045
Cash paid for income taxes	$320	$191
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$796	$839
DownREIT operating partnership units redeemed for common shares	$103	$366

	June 30,	December 31,
	2025	2024
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$177,003	$123,409
Restricted cash (1)	26,619	12,034
Total cash, cash equivalents, and restricted cash	$203,622	$135,443
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
During the six months ended June 30, 2025, we sold a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property for net proceeds of $146.3 million, resulting in a net gain of $77.1 million.

NOTE 4—DEBT
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Debt issuance costs related to this amendment were $4.8 million as of June 30, 2025. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During both the three and six months ended June 30, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $122.1 million. The weighted average amount of borrowings outstanding was $40.2 million and $37.6 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 5.2% for both the three and six months ended June 30, 2025. At June 30, 2025, our revolving credit facility had $17.6 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2025, we were in compliance with all default related debt covenants.

Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The Notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The Notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes was $4.6 million for both the three months ended June 30, 2025 and 2024, and includes debt issuance cost amortization of $0.7 million for both periods. Interest expense related to these Notes was $9.2 million and $8.7 million, respectively, for the six months ended June 30, 2025 and 2024, and includes debt issuance cost amortization of $1.3 million for both periods. Including the debt issuance cost amortization, the current effective interest rate on these Notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $9.5 million at June 30, 2025.
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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,126,582	$1,115,757	$1,115,792	$1,098,271
Senior notes and debentures, net	$2,885,452	$2,690,588	$2,883,713	$2,645,097
Exchangeable senior notes, net	$475,473	$486,542	$474,127	$495,510

As of June 30, 2025, we have five interest rate swap agreements with total notional amounts of $251.3 million that are measured at fair value on a recurring basis. We have two interest rate swap agreements associated with our Hoboken portfolio that fix the interest rate on $51.3 million of mortgage payables at 3.67% through December 15, 2029. We also have three interest rate swap agreements associated with our Bethesda Row property that fix the interest rate on a $200.0 million mortgage payable at a weighted average interest rate of 5.03% through December 28, 2025.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2025 was an asset of $3.5 million and is included in "prepaid expenses and other assets" on our consolidated balance sheets. For the three and six months ended June 30, 2025, the value of our interest rate swaps decreased $0.5 million and $1.7 million, respectively (including $0.5 million and $1.0 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,527	$—	$3,527	$—	$5,208	$—	$5,208
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2025, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a loss of $0.2 million and $0.3 million, respectively.

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
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the three and six months ended June 30, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. During the three months ended June 30, 2025, we redeemed 77,983 downREIT operating partnership units for $7.0 million. As of June 30, 2025, a total of 529,207 downREIT operating partnership units were outstanding which had a total fair value of approximately $50.3 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2025.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2025		2024
	Declared	Paid	Declared	Paid
Common shares	$2.200	$2.200	$2.180	$2.180
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
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
During the six months ended June 30, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.4 million including paying $0.2 million in additional offering expenses.
During the three and six months ended June 30, 2025, there were no sales and we did not enter into any forward sales contracts under the amended ATM equity program, and therefore we have the capacity to issue up to $750.0 million in common shares under this program as of June 30, 2025.
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of June 30, 2025, no common shares have been repurchased through the program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,831	$3,745	$7,943	$8,175
Capitalized share-based compensation	(248)	(266)	(479)	(536)
Share-based compensation expense	$3,583	$3,479	$7,464	$7,639

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2025 and 2024, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 stock options for the six months ended June 30, 2025, and 3,019 stock options for the three months ended June 30, 2025 and the three and six months ended June 30, 2024,
•conversions of downREIT operating partnership units for the six months ended June 30, 2024,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for six months ended June 30, 2025 and the three and six months ended June 30, 2024,
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the six months ended June 30, 2025, and
•exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for both the three and six months ended June 30, 2025 and 2024.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
NUMERATOR
Net income	$159,956	$114,655	$226,534	$172,671
Less: Preferred share dividends	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
Less: Earnings allocated to unvested shares	(520)	(399)	(727)	(663)
Net income available for common shareholders, basic	$153,388	$109,575	$214,941	$164,039
Add: Income attributable to downREIT operating partnership units	601	686	1,268	—
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Shares	133	—	—	—
Net income available for common shareholders, diluted	$154,122	$110,261	$216,209	$164,039
DENOMINATOR
Weighted average common shares outstanding, basic	85,969	82,932	85,722	82,768
Effect of dilutive securities:
DownREIT operating partnership units	548	631	578	—
5.417% Series 1 Cumulative Convertible Preferred Shares	94	—	—	—
Weighted average common shares outstanding, diluted	86,611	83,563	86,300	82,768

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$1.78	$1.32	$2.51	$1.98

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per unit data)
NUMERATOR
Net income	$159,956	$114,655	$226,534	$172,671
Less: Preferred unit distributions	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
Less: Earnings allocated to unvested units	(520)	(399)	(727)	(663)
Net income available for common unit holders, basic	$153,388	$109,575	$214,941	$164,039
Add: Income attributable to downREIT operating partnership units	601	686	1,268	—
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Units	133	—	—	—
Net income available for common unit holders, diluted	$154,122	$110,261	$216,209	$164,039
DENOMINATOR
Weighted average common units outstanding, basic	85,969	82,932	85,722	82,768
Effect of dilutive securities:
DownREIT operating partnership units	548	631	578	—
5.417% Series 1 Cumulative Convertible Preferred Units	94	—	—	—
Weighted average common units outstanding, diluted	86,611	83,563	86,300	82,768

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$1.78	$1.32	$2.51	$1.98

NOTE 10—SUBSEQUENT EVENT
On July 1, 2025, we acquired the fee interest in Town Center Crossing and Town Center Plaza, two retail shopping centers in Leawood, Kansas, totaling approximately 550,000 square feet for $289.0 million.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, operation, and redevelopment of high-quality retail-based properties. As of June 30, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 27.4 million commercial square feet. In total, the real estate projects were 95.4% leased and 93.6% occupied at June 30, 2025.
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
During the six months ended June 30, 2025, we sold a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property for net proceeds of $146.3 million, resulting in a net gain of $77.1 million.
On July 1, 2025, we acquired the fee interest in Town Center Crossing and Town Center Plaza, two retail shopping centers in Leawood, Kansas, totaling approximately 550,000 square feet for $289.0 million.
Debt and Equity Transactions
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Debt issuance costs related to this amendment were $4.8 million as of June 30, 2025. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During the six months ended June 30, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $122.1 million. The weighted average amount of borrowings outstanding was $37.6 million and the weighted average interest rate, before amortization of debt fees, was 5.2% for the six months ended June 30, 2025. At June 30, 2025, our revolving credit facility had $17.6 million outstanding.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2025, we were in compliance with all default related debt covenants.
On February 14, 2025, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes. As of June 30, 2025, we have the capacity to issue up to $750.0 million in common shares under this program.
During the six months ended June 30, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.4 million including paying $0.2 million in additional offering expenses.
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of August 6, 2025, no common shares have been repurchased through the program.
Other Transaction
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the three and six months ended June 30, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $75 million and $4 million, respectively, for the six months ended June 30, 2025, and $65 million and $4 million for the six months ended June 30, 2024. We capitalized external and internal costs related to other property improvements of $51 million and $2 million, respectively, for the six months ended June 30, 2025, and $53 million and $2 million, respectively, for the six months ended June 30, 2024. We capitalized external and internal costs related to leasing activities of $11 million and $2 million, respectively, for both the six months ended June 30, 2025 and 2024. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $2 million, and $2 million, respectively, for both the six months ended June 30, 2025 and 2024. Total capitalized costs were $145 million and $137 million for the six months ended June 30, 2025 and 2024, respectively.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.2 million square feet of comparable space leasing we've completed in the last twelve months, and the 1.8% spread between our leased rate of 95.4% and our occupied rate of 93.6%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from supply chain disruptions or tariffs could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains and unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 272,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 251,000 square feet of the office space is leased, of which, 206,000 square feet is open, and all of the retail space is open. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 327,000 square feet of space is leased, of which 102,000 square feet is open.
•Construction of a 258-unit residential project at Santana Row, which is expected to cost between $140 million and $148 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $268 million that we expect to stabilize over the next several years.

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
At June 30, 2025, the leasable commercial square feet in our properties was 95.4% leased and 93.6% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2025, we signed retail leases for a total of 653,000 square feet of retail space including 644,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 10% on a cash basis. New leases for comparable spaces were signed for 170,000 square feet, with an average rental increase of 14% on a cash basis. Renewals for comparable spaces were signed for 474,000 square feet at a 9% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $21.15 per square foot, of which $57.52 per square foot was for new leases and $8.07 per square foot was for renewals for the three months ended June 30, 2025.
For the six months ended June 30, 2025, we signed retail leases for a total of 1,083,000 square feet of retail space including 1,013,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis. New leases for comparable spaces were signed for 345,000 square feet, with an average rental increase of 8% on a cash basis. Renewals for comparable spaces were signed for 668,000 square feet at a 9% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $20.50 per square foot, of which $48.25 per square foot was for new leases and $6.16 per square foot was for renewals for the six months ended June 30, 2025.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2025, all or a portion of 95 properties were considered comparable properties and seven properties were considered non-comparable properties. For the six months ended June 30, 2025, one property was moved from comparable properties to non-comparable properties, and one property and one portion of two properties were removed from comparable properties, as they were sold; all compared to the designations as of December 31, 2024. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2025 AND 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$302,477	$287,095	$15,382	5.4%
Other property income	8,769	8,680	89	1.0%
Mortgage interest income	277	277	—	—%
Total property revenue	311,523	296,052	15,471	5.2%
Rental expenses	61,609	58,891	2,718	4.6%
Real estate taxes	36,681	35,289	1,392	3.9%
Total property expenses	98,290	94,180	4,110	4.4%
Property operating income (1)	213,233	201,872	11,361	5.6%
General and administrative expense	(11,925)	(12,092)	167	(1.4)%
Depreciation and amortization	(89,241)	(85,049)	(4,192)	4.9%
Gain on sale of real estate	76,501	52,280	24,221	46.3%
New market tax credit transaction income	14,176	—	14,176	100.0%
Operating income	202,744	157,011	45,733	29.1%
Other interest income	905	1,051	(146)	(13.9)%
Interest expense	(44,598)	(44,312)	(286)	0.6%
Income from partnerships	905	905	—	—%
Total other, net	(42,788)	(42,356)	(432)	1.0%
Net income	159,956	114,655	45,301	39.5%
Net income attributable to noncontrolling interests	(4,040)	(2,673)	(1,367)	51.1%
Net income attributable to the Trust	$155,916	$111,982	$43,934	39.2%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$202,744	$157,011
General and administrative	11,925	12,092
Depreciation and amortization	89,241	85,049
Gain on sale of real estate	(76,501)	(52,280)
New market tax credit transaction income	(14,176)	—
Property operating income	$213,233	$201,872
Property Revenues
Total property revenue increased $15.5 million, or 5.2%, to $311.5 million in the three months ended June 30, 2025 compared to $296.1 million in the three months ended June 30, 2024. The percentage occupied at our shopping centers was 93.6% and 93.1% at June 30, 2025 and 2024, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenue is due primarily to the following:
•an increase of $10.1 million from 2024 and 2025 acquisitions,
•an increase of $8.5 million from comparable properties primarily related to higher rental rates of approximately $4.2 million, higher average occupancy of approximately $3.1 million, $1.4 million increase in recoveries from tenants, partially offset by a $0.6 million increase in collectibility related adjustments, and
•an increase of $1.4 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $3.6 million from property dispositions.
Property Expenses
Total property expenses increased $4.1 million, or 4.4%, to $98.3 million in the three months ended June 30, 2025 compared to $94.2 million in the three months ended June 30, 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.7 million, or 4.6%, to $61.6 million in the three months ended June 30, 2025 compared to $58.9 million in the three months ended June 30, 2024. This increase is primarily due to the following:
•an increase of $2.6 million from 2024 and 2025 acquisitions, and
•an increase of $0.9 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $0.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 20.4% in the three months ended June 30, 2025 from 20.5% in the three months ended June 30, 2024.
Real Estate Taxes
Real estate tax expense increased $1.4 million, or 3.9%, to $36.7 million in the three months ended June 30, 2025 compared to $35.3 million in the three months ended June 30, 2024. This increase is primarily due to the following:
•an increase of $1.0 million from 2024 and 2025 acquisitions, and
•an increase of $0.6 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $0.4 million from property dispositions.
Property Operating Income
Property operating income increased $11.4 million, or 5.6%, to $213.2 million in the three months ended June 30, 2025 compared to $201.9 million in the three months ended June 30, 2024. This increase is primarily driven by higher rental rates and average occupancy, 2024 and 2025 acquisitions, and lower rental expenses after recoveries from tenants, partially offset by property dispositions and higher collectibility related adjustments.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $4.2 million, or 4.9%, to $89.2 million in the three months ended June 30, 2025 compared to $85.0 million in the three months ended June 30, 2024. This increase is due primarily to 2024 and 2025 acquisitions, the opening of Santana West and Pike & Rose Phase IV, partially offset by fully depreciated lease assets related to our Grossmont property and property dispositions.
Gain on Sale of Real Estate
The $76.5 million gain on sale of real estate for the three months ended June 30, 2025 is primarily due to the sale of a residential building at Santana Row and our Hollywood Boulevard property.
The $52.3 million gain on sale of real estate for the three months ended June 30, 2024 is primarily due to the sale of Third Street Promenade.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the three months ended June 30, 2025 is due to the sale of the new market tax credits related to Freedom Plaza (see Note 6 to the consolidated financial statements for additional information).

Operating Income
Operating income increased $45.7 million, or 29.1%, to $202.7 million in the three months ended June 30, 2025 compared to $157.0 million in the three months ended June 30, 2024. This increase is primarily driven by higher gains on sale of real estate, income related to the sale of the new market tax credits, higher rental rates and average occupancy, 2024 and 2025 acquisitions, and lower rental expenses after recoveries from tenants, partially offset by property dispositions and higher collectibility related adjustments.
Other
Interest Expense
Interest expense increased $0.3 million, or 0.6%, to $44.6 million in the three months ended June 30, 2025 compared to $44.3 million in the three months ended June 30, 2024. This increase is due primarily to the following:
•a decrease of $2.1 million in capitalized interest,
partially offset by,
•a decrease of $1.6 million due to a lower overall weighted average borrowing rate, and
•a decrease of $0.2 million due to lower weighted average borrowings.
Gross interest costs were $47.6 million and $49.5 million in the three months ended June 30, 2025 and 2024, respectively. Capitalized interest was $3.0 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $1.4 million, or 51.1%, to $4.0 million in the three months ended June 30, 2025 compared to $2.7 million in the three months ended June 30, 2024. The increase is primarily attributable to the new market tax credit transaction income in 2025.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2025 AND 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$604,771	$571,081	$33,690	5.9%
Other property income	15,354	15,739	(385)	(2.4)%
Mortgage interest income	552	555	(3)	(0.5)%
Total property revenue	620,677	587,375	33,302	5.7%
Rental expenses	129,413	120,550	8,863	7.4%
Real estate taxes	73,248	69,349	3,899	5.6%
Total property expenses	202,661	189,899	12,762	6.7%
Property operating income (1)	418,016	397,476	20,540	5.2%
General and administrative expense	(22,800)	(24,098)	1,298	(5.4)%
Depreciation and amortization	(176,187)	(168,453)	(7,734)	4.6%
Gain on sale of real estate	77,672	52,280	25,392	48.6%
New market tax credit transaction income	14,176	—	14,176	100.0%
Operating income	310,877	257,205	53,672	20.9%
Other interest income	1,648	2,534	(886)	(35.0)%
Interest expense	(87,073)	(88,005)	932	(1.1)%
Income from partnerships	1,082	937	145	15.5%
Total other, net	(84,343)	(84,534)	191	(0.2)%
Net income	226,534	172,671	53,863	31.2%
Net income attributable to noncontrolling interests	(6,850)	(3,953)	(2,897)	73.3%
Net income attributable to the Trust	$219,684	$168,718	$50,966	30.2%
(1)Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$310,877	$257,205
General and administrative	22,800	24,098
Depreciation and amortization	176,187	168,453
Gain on sale of real estate	(77,672)	(52,280)
New market tax credit transaction income	(14,176)	—
Property operating income	$418,016	$397,476

Property Revenues
Total property revenue increased $33.3 million, or 5.7%, to $620.7 million in the six months ended June 30, 2025 compared to $587.4 million in the six months ended June 30, 2024. The percentage occupied at our shopping centers was 93.6% and 93.1% at June 30, 2025 and 2024, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $19.7 million from comparable properties primarily related to higher rental rates of approximately $7.4 million, higher average occupancy of approximately $6.5 million, and a $6.0 million increase in recoveries from tenants primarily on higher expenses,
•an increase of $19.5 million from 2024 and 2025 acquisitions, and

•an increase of $3.1 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $7.7 million from property dispositions.
Property Expenses
Total property expenses increased $12.8 million, or 6.7%, to $202.7 million in the six months ended June 30, 2025 compared to $189.9 million in the six months ended June 30, 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $8.9 million, or 7.4%, to $129.4 million in the six months ended June 30, 2025 compared to $120.6 million in the six months ended June 30, 2024 due primarily to the following:
•an increase of $4.9 million from comparable properties due primarily to higher snow removal costs, higher utilities and other operating costs, and an increase in management fees on higher revenues,
•an increase of $4.7 million from 2024 and 2025 acquisitions, and
•an increase of $1.2 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $1.5 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.4% in the six months ended June 30, 2025 from 21.1% in the six months ended June 30, 2024.
Real Estate Taxes
Real estate tax expense increased $3.9 million, or 5.6%, to $73.2 million in the six months ended June 30, 2025 compared to $69.3 million in the six months ended June 30, 2024 due primarily to the following:
•an increase of $2.1 million from 2024 and 2025 acquisitions,
•an increase of $1.6 million from comparable properties primarily due to higher assessments and prior year refunds received during 2024, and
•an increase of $0.9 million from non-comparable properties primarily due to openings at Santana West and Pike & Rose Phase IV, partially offset by
•a decrease of $0.7 million from property dispositions.
Property Operating Income
Property operating income increased $20.5 million, or 5.2%, to $418.0 million in the six months ended June 30, 2025 compared to $397.5 million in the six months ended June 30, 2024. This increase is primarily driven by higher rental rates and average occupancy, 2024 and 2025 acquisitions, and 2024 and 2025 openings at our non-comparable properties, partially offset by property dispositions, and higher rental expenses after recoveries from tenants.
Other Operating
General and Administrative
General and administrative expense decreased $1.3 million, or 5.4%, to $22.8 million in the six months ended June 30, 2025 compared to $24.1 million in the six months ended June 30, 2024. This decrease is due primarily to lower personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $7.7 million, or 4.6%, to $176.2 million in the six months ended June 30, 2025 compared to $168.5 million in the six months ended June 30, 2024. This increase is due primarily to 2024 and 2025 acquisitions, the openings of Santana West, Pike & Rose Phase IV, and Huntington Shopping Center, partially offset by fully depreciated lease assets related to our Grossmont property and property dispositions.

Gain on Sale of Real Estate
The $77.7 million gain on sale of real estate for the six months ended June 30, 2025 is primarily due to the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property.
The $52.3 million gain on sale of real estate for the six months ended June 30, 2024 is primarily due to the sale of Third Street Promenade.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the six months ended June 30, 2025 is primarily due to sale of new market tax credits related to Freedom Plaza (see Note 6 to the consolidated financial statements for additional information).
Operating Income
Operating income increased $53.7 million, or 20.9%, to $310.9 million in the six months ended June 30, 2025 compared to $257.2 million in the six months ended June 30, 2024. This increase is primarily driven by higher gains on sale of real estate, income related to the sale of the new market tax credits, higher rental rates and average occupancy, 2024 and 2025 acquisitions, and 2024 and 2025 openings at our non-comparable properties, partially offset by property dispositions and higher rental expenses after recoveries from tenants.
Other
Interest Expense
Interest expense decreased $0.9 million, or 1.1%, to $87.1 million in the six months ended June 30, 2025 compared to $88.0 million in the six months ended June 30, 2024. This decrease is due primarily to the following:
•a decrease of $3.2 million due to a lower overall weighted average borrowing rate, and
•a decrease of $0.3 million due to lower weighted average borrowings, partially offset by,
•a decrease of $2.6 million in capitalized interest.
Gross interest costs were $94.9 million and $98.5 million in the six months ended June 30, 2025 and 2024, respectively. Capitalized interest was $7.9 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $2.9 million, or 73.3%, to $6.9 million in the six months ended June 30, 2025 compared to $4.0 million in the six months ended June 30, 2024. The increase is primarily attributable to the new market tax credit transaction income in 2025, as well as overall higher income at our properties where there is a noncontrolling interest.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2025 were approximately $193.3 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. In addition, we have the right until December 20, 2025 to borrow up to an additional $150.0 million in the form of one or more unsecured term loans. In the next twelve months, we have $645.2 million of debt maturing, of which, $200.0 million is the mortgage loan secured by Bethesda Row, which has two one-year extensions, at our option, that would extend the maturity date to December 28, 2027.
As of June 30, 2025, we had cash and cash equivalents of $177.0 million and $17.6 million outstanding on our $1.25 billion revolving credit facility. We also have the capacity to issue up to $750.0 million in common shares under our ATM equity program.
For the six months ended June 30, 2025, the weighted average amount of borrowings outstanding on our revolving credit facility was $37.6 million, and the weighted average interest rate, before amortization of debt fees, was 5.2%.
Our overall capital requirements for the remainder of 2025 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $306 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs to be at levels consistent with 2024.
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
Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$329,737	$310,883	$18,854
Net cash used in investing activities	(116,322)	(252,627)	136,305
Net cash used in financing activities	(145,236)	(204,443)	59,207
Increase (decrease) in cash, cash equivalents and restricted cash	68,179	(146,187)	214,366
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004	(124,561)
Cash, cash equivalents, and restricted cash at end of period	$203,622	$113,817	$89,805

Net cash provided by operating activities increased $18.9 million to $329.7 million during the six months ended June 30, 2025 from $310.9 million during the six months ended June 30, 2024. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate.
Net cash used in investing activities decreased $136.3 million to $116.3 million during the six months ended June 30, 2025 from $252.6 million during the six months ended June 30, 2024. The decrease was primarily attributable to:
•a $93.5 million decrease in acquisition of real estate primarily due to the February 2025 acquisition of the fee interest in Del Monte Shopping Center (see Note 3 to the consolidated financial statements for additional information), as compared to the May 2024 acquisition of the fee interest in Virginia Gateway, and

•a $44.8 million increase in net proceeds from the sale of real estate primarily due to $141.2 million of net proceeds from the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property during the six months ended June 30, 2025, as compared to $96.3 million of net proceeds from the sale of Third Street Promenade during the six months ended June 30, 2024.
Net cash used in financing activities decreased $59.2 million to $145.2 million during the six months ended June 30, 2025 from $204.4 million during the six months ended June 30, 2024. The decrease was primarily attributable to:
•$600.0 million from the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity, and
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, partially offset by
•$471.5 million in net proceeds from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $64.2 million decrease in net borrowings on our revolving credit facility to $17.6 million of net borrowings during the six months ended June 30, 2025, as compared to $81.8 million of net borrowings during the six months ended June 30, 2024,
•a $16.4 million decrease in net proceeds from the issuance of common shares under our ATM program, and
•an $8.6 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2025:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2025	Stated Interest Rate as of June 30, 2025	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	11,051	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (2)	56,450	51,346	SOFR + 1.95%	December 15, 2029
Various Hoboken (13 Buildings) (3)	Acquired	27,175	Various	Various through 2029
Chelsea	Acquired	3,332	5.36%	January 15, 2031
Subtotal		513,004
Net unamortized debt issuance costs and discount		(1,053)
Total mortgages payable, net		511,951

Notes payable
Revolving credit facility (4)(5)	(6)	17,600	SOFR + 0.775%	April 5, 2027
Term loan (4)(5)	600,000	600,000	SOFR + 0.85%	March 20, 2028
Various	5,793	1,491	Various	Various through 2059
Subtotal		619,091
Net unamortized debt issuance costs		(4,460)
Total notes payable, net		614,631

Senior notes and debentures (5)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(18,275)
Total senior notes and debentures, net		3,360,925

Total debt, net		$4,487,507
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
(4)Our revolving credit facility SOFR loans and our term loan bear interest at Daily Simple SOFR or Term SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating. Our revolving credit facility also includes a 0.10% adjustment to SOFR.
(5)The Operating Partnership is the named obligor under our revolving credit facility, and senior notes and debentures. Effective March 20, 2025, the Operating Partnership and a wholly owned subsidiary of the Operating Partnership are both named obligors of the term loan.

(6)The maximum amount drawn under our $1.25 billion revolving credit facility during both the three and six months ended June 30, 2025 was $122.1 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.2% for both periods.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2025, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2025:

	Unsecured		Secured		Total
	(In thousands)
2025	$349		$244,752	(1)	$245,101
2026	429,299		26,282		455,581
2027	532,643	(2)	178,282		710,925
2028	950,000	(3)	2,511		952,511
2029	885,000		60,434		945,434
Thereafter	1,201,000		743		1,201,743
	$3,998,291		$513,004		$4,511,295	(4)
__________________
(1)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of June 30, 2025, there was $17.6 million outstanding under this credit facility.
(3)Our $600.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2025.
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
As of June 30, 2025, we have two interest rate swap agreements that effectively fix the rate on a mortgage payable associated with our Hoboken portfolio at 3.67% and we have three interest rate swap agreements that effectively fix the interest rate on a mortgage payable associated with Bethesda Row at 5.03% through the initial maturity date. Our Assembly Row hotel joint venture is also a party to two interest rate swap agreements that effectively fix its outstanding $38.3 million of debt at an average rate of 6.11% through May 2028. All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2025.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$159,956	$114,655	$226,534	$172,671
Net income attributable to noncontrolling interests	(4,040)	(2,673)	(6,850)	(3,953)
Gain on sale of real estate	(76,501)	(52,280)	(77,672)	(52,280)
Depreciation and amortization of real estate assets	78,598	75,157	155,096	149,095
Amortization of initial direct costs of leases	9,358	8,179	18,435	15,916
Funds from operations	167,371	143,038	315,543	281,449
Dividends on preferred shares (1)	(1,875)	(1,875)	(3,750)	(3,750)
Income attributable to downREIT operating partnership units	603	688	1,272	1,380
Income attributable to unvested shares	(559)	(514)	(1,049)	(1,017)
Funds from operations available for common shareholders	$165,540	$141,337	$312,016	$278,062
Weighted average number of common shares, diluted (1)(2)	86,611	83,657	86,393	83,495

Funds from operations available for common shareholders, per diluted share (2)	$1.91	$1.69	$3.61	$3.33
_____________________
(1)For the three and six months ended June 30, 2025 and 2024, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS for the six months ended June 30, 2024. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of diluted EPS for the six months ended June 30, 2024.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2025, we had $3.9 billion of fixed-rate debt outstanding, including $251.3 million of mortgage payables for which the rate is effectively fixed by five interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $145.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $161.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2025, we had $617.6 million of variable rate debt outstanding (the principal balance on our unsecured term loan and $17.6 million outstanding in our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $6.2 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $6.2 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of August 6, 2025, no shares have been repurchased through the program.
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2025, we redeemed 77,983 downREIT operating partnership units for cash.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

Recent Legislation. New legislation has been recently enacted that modifies certain disclosures under the heading “Material Federal Income Tax Considerations” contained in prospectuses filed by Federal Realty Investment Trust and/or Federal Realty OP LP under the Securities Act of 1933 prior to the date of this Quarterly Report. See below for a brief description of these modifications.

•The new legislation permanently extends the ability of non-corporate shareholders to generally deduct 20% of the aggregate amount of ordinary dividends distributed by us, eliminating the previously-scheduled expiration of this deduction at the end of 2025.

•Under the new legislation, as of January 1, 2026, the 20% asset test quarterly limit on the value of our securities in one or more taxable REIT subsidiaries (unless they would otherwise be treated as real estate assets) will increase to 25%.

ITEM 6.EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 6, 2025	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

August 6, 2025	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)