Form 10-Q
period 2025-09-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2025-10-31
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on October 28, 2025 was 86,270,031.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2025, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of September 30, 2025, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,827,346 and $1,825,656 of consolidated variable interest entities, respectively)	$11,035,704	$10,363,961
Construction-in-progress (including $25,395 and $9,939 of consolidated variable interest entities, respectively)	338,990	539,752
	11,374,694	10,903,713
Less accumulated depreciation and amortization (including $456,303 and $424,044 of consolidated variable interest entities, respectively)	(3,326,160)	(3,152,799)
Net real estate	8,048,534	7,750,914
Cash and cash equivalents	111,311	123,409
Accounts and notes receivable, net	239,887	229,080
Mortgage notes receivable, net	9,105	9,144
Investment in partnerships	32,708	33,458
Operating lease right of use assets, net	83,860	85,806
Finance lease right of use assets, net	6,465	6,630
Prepaid expenses and other assets	330,355	286,316
TOTAL ASSETS	$8,862,225	$8,524,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $183,493 and $186,643 of consolidated variable interest entities, respectively)	$511,318	$514,378
Notes payable, net	849,558	601,414
Senior notes and debentures, net	3,362,468	3,357,840
Accounts payable and accrued expenses	224,540	183,564
Dividends payable	99,792	96,743
Security deposits payable	31,275	30,941
Operating lease liabilities	72,960	74,837
Finance lease liabilities	12,872	12,783
Other liabilities and deferred credits	231,613	227,827
Total liabilities	5,396,396	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	180,684	180,286
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, 86,265,563 and 85,666,220 shares issued and outstanding, respectively	869	862
Additional paid-in capital	4,306,262	4,248,824
Accumulated dividends in excess of net income	(1,254,627)	(1,242,654)
Accumulated other comprehensive income	2,232	4,740
Total shareholders’ equity of the Trust	3,214,558	3,171,594
Noncontrolling interests	70,587	72,550
Total shareholders’ equity	3,285,145	3,244,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,862,225	$8,524,757
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
REVENUE
Rental income	$313,183	$295,119	$917,954	$866,199
Other property income	8,789	8,233	24,143	23,973
Mortgage interest income	281	281	833	836
Total revenue	322,253	303,633	942,930	891,008
EXPENSES
Rental expenses	67,481	63,898	196,894	184,448
Real estate taxes	38,178	36,053	111,426	105,402
General and administrative	11,649	10,822	34,449	34,920
Depreciation and amortization	94,277	87,028	270,464	255,481
Total operating expenses	211,585	197,801	613,233	580,251

Gain on sale of real estate	—	—	77,672	52,280
New market tax credit transaction income	—	—	14,176	—

OPERATING INCOME	110,668	105,832	421,545	363,037

OTHER INCOME/(EXPENSE)
Other interest income	845	978	2,493	3,512
Interest expense	(47,619)	(44,237)	(134,692)	(132,242)
Income from partnerships	605	888	1,687	1,825
NET INCOME	64,499	63,461	291,033	236,132
Net income attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
NET INCOME ATTRIBUTABLE TO THE TRUST	61,649	60,953	281,333	229,671
Dividends on preferred shares	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$59,641	$58,945	$275,309	$223,647

EARNINGS PER COMMON SHARE, BASIC AND DILUTED
Net income available for common shareholders	$0.69	$0.70	$3.20	$2.68
Weighted average number of common shares	85,978	83,994	85,808	83,180

COMPREHENSIVE INCOME	$63,790	$58,404	$288,329	$234,144

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$60,969	$56,083	$278,825	$227,791

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100
Net income, excluding $1,986 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,649	—	864	62,513
Other comprehensive loss - change in fair value of interest rate swaps, excluding $29 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(680)	—	(680)
Dividends declared to common shareholders ($1.13 per share)	—	—	—	—	—	(97,474)	—	—	(97,474)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,464 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,110)	(1,110)
Common shares issued, net	—	—	56	—	(86)	—	—	—	(86)
Shares issued under dividend reinvestment plan	—	—	4,874	—	461	—	—	—	461
Share-based compensation expense, net of forfeitures	—	—	1,379	—	3,691	—	—	—	3,691
Shares withheld for employee taxes	—	—	(1,960)	—	(181)	—	—	—	(181)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	—	—	—	157	—	—	(238)	(81)
BALANCE AT SEPTEMBER 30, 2025	398,878	$159,822	86,265,563	$869	$4,306,262	$(1,254,627)	$2,232	$70,587	$3,285,145

BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $6,002 attributable to redeemable noncontrolling interests	—	—	—	—	—	281,333	—	3,698	285,031
Other comprehensive loss - change in fair value of interest rate swaps, excluding $196 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,508)	—	(2,508)
Dividends declared to common shareholders ($3.33 per share)	—	—	—	—	—	(287,282)	—	—	(287,282)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $6,821 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(3,334)	(3,334)
Common shares issued, net	—	—	476,665	5	54,301	—	—	—	54,306
Shares issued under dividend reinvestment plan	—	—	14,288	—	1,368	—	—	—	1,368
Share-based compensation expense, net of forfeitures	—	—	151,729	2	11,632	—	—	—	11,634
Shares withheld for employee taxes	—	—	(44,497)	—	(4,856)	—	—	—	(4,856)
Conversion and redemption of downREIT OP units and purchase of noncontrolling interest	—	—	1,158	—	(5,007)	—	—	(2,327)	(7,334)
BALANCE AT SEPTEMBER 30, 2025	398,878	$159,822	86,265,563	$869	$4,306,262	$(1,254,627)	$2,232	$70,587	$3,285,145

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2024	398,878	$159,822	83,590,543	$841	$4,005,249	$(1,177,336)	$7,042	$75,195	$3,070,813
Net income, excluding $1,742 attributable to redeemable noncontrolling interests	—	—	—	—	—	60,953	—	766	61,719
Other comprehensive loss - change in fair value of interest rate swaps, excluding a $187 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(4,870)	—	(4,870)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(93,442)	—	—	(93,442)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $3,167 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,293)	(1,293)
Common shares issued, net	—	—	1,358,977	14	151,375	—	—	—	151,389
Shares issued under dividend reinvestment plan	—	—	4,542	—	476	—	—	—	476
Share-based compensation expense, net of forfeitures	—	—	1,080	—	3,777	—	—	—	3,777
Shares withheld for employee taxes	—	—	(2,604)		(286)	—	—	—	(286)
Redemption of downREIT OP units	—	—	—	—	(140)	—	—	(535)	(675)
BALANCE AT SEPTEMBER 30, 2024	398,878	$159,822	84,952,538	$855	$4,160,451	$(1,211,833)	$2,172	$74,133	$3,185,600

BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $5,179 attributable to redeemable noncontrolling interests	—	—	—	—	—	229,671	—	1,282	230,953
Other comprehensive loss - change in fair value of interest rate swaps, excluding $108 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,880)	—	(1,880)
Dividends declared to common shareholders ($3.28 per share)	—	—	—	—	—	(275,006)	—	—	(275,006)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $7,488 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(3,183)	(3,183)
Common shares issued, net	—	—	2,059,775	21	222,298	—	—	—	222,319
Shares issued under dividend reinvestment plan	—	—	13,975	—	1,323	—	—	—	1,323
Share-based compensation expense, net of forfeitures	—	—	148,462	1	11,951	—	—	—	11,952
Shares withheld for employee taxes	—	—	(49,120)	—	(4,972)	—	—	—	(4,972)
Conversion and redemption of downREIT OP units	—	—	4,160	—	287	—	—	(1,247)	(960)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
BALANCE AT SEPTEMBER 30, 2024	398,878	$159,822	84,952,538	$855	$4,160,451	$(1,211,833)	$2,172	$74,133	$3,185,600
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$291,033	$236,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270,464	255,481
Gain on sale of real estate	(77,672)	(52,280)
Income from partnerships	(1,687)	(1,825)
New market tax credit transaction income	(14,176)	—
Straight-line rent	(21,529)	(16,356)
Share-based compensation expense	10,913	11,153
Other, net	(1,280)	(1,603)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	7,246	11,044
Increase in prepaid expenses and other assets	(6,903)	(3,600)
Increase in accounts payable and accrued expenses	23,566	22,783
Decrease in security deposits and other liabilities	(2,444)	(5,961)
Net cash provided by operating activities	477,531	454,968
INVESTING ACTIVITIES
Acquisition of real estate	(400,381)	(273,927)
Capital expenditures - development and redevelopment	(115,472)	(104,350)
Capital expenditures - other	(81,733)	(78,055)
Proceeds from sale of real estate	141,151	96,324
Investment in partnerships	(227)	—
Distribution from partnerships in excess of earnings	2,533	3,603
Leasing costs	(19,380)	(19,047)
Net cash used in investing activities	(473,509)	(375,452)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	102,400	—
Issuance of senior notes, net of costs	—	471,507
Repayment of senior notes	—	(600,000)
Issuance of notes and mortgages payable, net of costs	145,044	(902)
Repayment of mortgages, finance leases and notes payable	(3,710)	(2,662)
Purchase of capped calls	—	(19,448)
Issuance of common shares, net of costs	54,481	222,383
Dividends paid to common and preferred shareholders	(288,990)	(276,548)
Shares withheld for employee taxes	(4,856)	(4,972)
Contributions from noncontrolling interests	1,413	725
Distributions to and acquisition/redemptions of noncontrolling interests	(17,563)	(23,997)
Net cash used in financing activities	(11,781)	(233,914)
Decrease in cash, cash equivalents and restricted cash	(7,759)	(154,398)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$127,684	$105,606

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,827,346 and $1,825,656 of consolidated variable interest entities, respectively)	$11,035,704	$10,363,961
Construction-in-progress (including $25,395 and $9,939 of consolidated variable interest entities, respectively)	338,990	539,752
	11,374,694	10,903,713
Less accumulated depreciation and amortization (including $456,303 and $424,044 of consolidated variable interest entities, respectively)	(3,326,160)	(3,152,799)
Net real estate	8,048,534	7,750,914
Cash and cash equivalents	111,311	123,409
Accounts and notes receivable, net	239,887	229,080
Mortgage notes receivable, net	9,105	9,144
Investment in partnerships	32,708	33,458
Operating lease right of use assets, net	83,860	85,806
Finance lease right of use assets, net	6,465	6,630
Prepaid expenses and other assets	330,355	286,316
TOTAL ASSETS	$8,862,225	$8,524,757
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $183,493 and $186,643 of consolidated variable interest entities, respectively)	$511,318	$514,378
Notes payable, net	849,558	601,414
Senior notes and debentures, net	3,362,468	3,357,840
Accounts payable and accrued expenses	224,540	183,564
Dividends payable	99,792	96,743
Security deposits payable	31,275	30,941
Operating lease liabilities	72,960	74,837
Finance lease liabilities	12,872	12,783
Other liabilities and deferred credits	231,613	227,827
Total liabilities	5,396,396	5,100,327
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	180,684	180,286
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,265,563 and 85,666,220 units issued and outstanding, respectively	3,057,538	3,012,066
Accumulated other comprehensive income	2,232	4,740
Total partner capital	3,214,558	3,171,594
Noncontrolling interests in consolidated partnerships	70,587	72,550
Total capital	3,285,145	3,244,144
TOTAL LIABILITIES AND CAPITAL	$8,862,225	$8,524,757

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per unit data)
REVENUE
Rental income	$313,183	$295,119	$917,954	$866,199
Other property income	8,789	8,233	24,143	23,973
Mortgage interest income	281	281	833	836
Total revenue	322,253	303,633	942,930	891,008
EXPENSES
Rental expenses	67,481	63,898	196,894	184,448
Real estate taxes	38,178	36,053	111,426	105,402
General and administrative	11,649	10,822	34,449	34,920
Depreciation and amortization	94,277	87,028	270,464	255,481
Total operating expenses	211,585	197,801	613,233	580,251

Gain on sale of real estate	—	—	77,672	52,280
New market tax credit transaction income	—	—	14,176	—

OPERATING INCOME	110,668	105,832	421,545	363,037

OTHER INCOME/(EXPENSE)
Other interest income	845	978	2,493	3,512
Interest expense	(47,619)	(44,237)	(134,692)	(132,242)
Income from partnerships	605	888	1,687	1,825
NET INCOME	64,499	63,461	291,033	236,132
Net income attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	61,649	60,953	281,333	229,671
Distributions on preferred units	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$59,641	$58,945	$275,309	$223,647

EARNINGS PER COMMON UNIT, BASIC AND DILUTED
Net income available for common unit holders	$0.69	$0.70	$3.20	$2.68
Weighted average number of common units	85,978	83,994	85,808	83,180

COMPREHENSIVE INCOME	$63,790	$58,404	$288,329	$234,144

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$60,969	$56,083	$278,825	$227,791

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2025	$154,788	$3,091,329	$2,912	$3,249,029	$71,071	$3,320,100
Net income, excluding $1,986 attributable to redeemable noncontrolling interests	2,008	59,641	—	61,649	864	62,513
Other comprehensive loss - change in fair value of interest rate swaps, excluding $29 attributable to redeemable noncontrolling interests	—	—	(680)	(680)	—	(680)
Distributions declared to common unit holders	—	(97,474)	—	(97,474)	—	(97,474)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,464 attributable to redeemable noncontrolling interests	—	—	—	—	(1,110)	(1,110)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(86)	—	(86)	—	(86)
Common units issued under dividend reinvestment plan	—	461	—	461	—	461
Share-based compensation expense, net of forfeitures	—	3,691	—	3,691	—	3,691
Common units withheld for employee taxes	—	(181)	—	(181)	—	(181)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	157	—	157	(238)	(81)
BALANCE AT SEPTEMBER 30, 2025	$154,788	$3,057,538	$2,232	$3,214,558	$70,587	$3,285,145

BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $6,002 attributable to redeemable noncontrolling interests	6,024	275,309	—	281,333	3,698	285,031
Other comprehensive loss - change in fair value of interest rate swaps, excluding $196 attributable to redeemable noncontrolling interest	—	—	(2,508)	(2,508)	—	(2,508)
Distributions declared to common unit holders	—	(287,282)	—	(287,282)	—	(287,282)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $6,821 attributable to redeemable noncontrolling interests	—	—	—	—	(3,334)	(3,334)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,306	—	54,306	—	54,306
Common units issued under dividend reinvestment plan	—	1,368	—	1,368	—	1,368
Share-based compensation expense, net of forfeitures	—	11,634	—	11,634	—	11,634
Common units withheld for employee taxes	—	(4,856)	—	(4,856)	—	(4,856)
Conversion and redemption of downREIT OP units and purchase of noncontrolling interest	—	(5,007)	—	(5,007)	(2,327)	(7,334)
BALANCE AT SEPTEMBER 30, 2025	$154,788	$3,057,538	$2,232	$3,214,558	$70,587	$3,285,145

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2024
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2024	$154,788	$2,833,788	$7,042	2,995,618	$75,195	$3,070,813
Net income, excluding $1,742 attributable to redeemable noncontrolling interests	2,008	58,945	—	60,953	766	61,719
Other comprehensive loss - change in fair value of interest rate swaps, excluding a $187 loss attributable to redeemable noncontrolling interests	—	—	(4,870)	(4,870)	—	(4,870)
Distributions declared to common unit holders	—	(93,442)	—	(93,442)	—	(93,442)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $3,167 attributable to redeemable noncontrolling interests	—	—	—	—	(1,293)	(1,293)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	151,389	—	151,389	—	151,389
Common units issued under dividend reinvestment plan	—	476	—	476	—	476
Share-based compensation expense, net of forfeitures	—	3,777	—	3,777	—	3,777
Common units withheld for employee taxes	—	(286)	—	(286)	—	(286)
Redemption of downREIT OP units	—	(140)	—	(140)	(535)	(675)
BALANCE AT SEPTEMBER 30, 2024	$154,788	$2,954,507	$2,172	$3,111,467	$74,133	$3,185,600

BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $5,179 attributable to redeemable noncontrolling interests	6,024	223,647	—	229,671	1,282	230,953
Other comprehensive loss - change in fair value of interest rate swaps, excluding $108 attributable to redeemable noncontrolling interest	—	—	(1,880)	(1,880)	—	(1,880)
Distributions declared to common unit holders	—	(275,006)	—	(275,006)	—	(275,006)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $7,488 attributable to redeemable noncontrolling interests	—	—	—	—	(3,183)	(3,183)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	222,319	—	222,319	—	222,319
Common units issued under dividend reinvestment plan	—	1,323	—	1,323	—	1,323
Share-based compensation expense, net of forfeitures	—	11,952	—	11,952	—	11,952
Common units withheld for employee taxes	—	(4,972)	—	(4,972)	—	(4,972)
Conversion and redemption of downREIT OP units	—	287	—	287	(1,247)	(960)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
BALANCE AT SEPTEMBER 30, 2024	$154,788	$2,954,507	$2,172	$3,111,467	$74,133	$3,185,600
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
OPERATING ACTIVITIES
Net income	$291,033	$236,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270,464	255,481
Gain on sale of real estate	(77,672)	(52,280)
Income from partnerships	(1,687)	(1,825)
New market tax credit transaction income	(14,176)	—
Straight-line rent	(21,529)	(16,356)
Share-based compensation expense	10,913	11,153
Other, net	(1,280)	(1,603)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	7,246	11,044
Increase in prepaid expenses and other assets	(6,903)	(3,600)
Increase in accounts payable and accrued expenses	23,566	22,783
Decrease in security deposits and other liabilities	(2,444)	(5,961)
Net cash provided by operating activities	477,531	454,968
INVESTING ACTIVITIES
Acquisition of real estate	(400,381)	(273,927)
Capital expenditures - development and redevelopment	(115,472)	(104,350)
Capital expenditures - other	(81,733)	(78,055)
Proceeds from sale of real estate	141,151	96,324
Investment in partnerships	(227)	—
Distribution from partnerships in excess of earnings	2,533	3,603
Leasing costs	(19,380)	(19,047)
Net cash used in investing activities	(473,509)	(375,452)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	102,400	—
Issuance of senior notes, net of costs	—	471,507
Repayment of senior notes	—	(600,000)
Issuance of notes and mortgages payable, net of costs	145,044	(902)
Repayment of mortgages, finance leases and notes payable	(3,710)	(2,662)
Purchase of capped calls	—	(19,448)
Issuance of common units, net of costs	54,481	222,383
Distributions to common and preferred unit holders	(288,990)	(276,548)
Shares withheld for employee taxes	(4,856)	(4,972)
Contributions from noncontrolling interests	1,413	725
Distributions to and acquisition/redemptions of noncontrolling interests	(17,563)	(23,997)
Net cash used in financing activities	(11,781)	(233,914)
Decrease in cash, cash equivalents and restricted cash	(7,759)	(154,398)
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004
Cash, cash equivalents, and restricted cash at end of period	$127,684	$105,606

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, operation, and redevelopment of high-quality retail-based properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in major coastal markets and select underserved regions that we believe have strong economic and demographic fundamentals. As of September 30, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects.
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
General Economic Conditions
Significant uncertainty continues within the political and macro-economic environment including concerns over inflation risk, high interest rates, the introduction of new tariffs and their impact on trade and prices, the government shutdown, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.
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
Reconciliation of property operating income to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Property operating income	$216,594	$203,682	$634,610	$601,158
General and administrative expense	(11,649)	(10,822)	(34,449)	(34,920)
Depreciation and amortization	(94,277)	(87,028)	(270,464)	(255,481)
Gain on sale of real estate	—	—	77,672	52,280
New market tax credit transaction income	—	—	14,176	—
Other interest income	845	978	2,493	3,512
Interest expense	(47,619)	(44,237)	(134,692)	(132,242)
Income from partnerships	605	888	1,687	1,825
Net income	64,499	63,461	291,033	236,132
Net income attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
Net income attributable to the trust	$61,649	$60,953	$281,333	$229,671
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$145,100	$147,939
Interest capitalized	(10,408)	(15,697)
Interest expense	$134,692	$132,242
Cash paid for interest, net of amounts capitalized	$121,380	$123,586
Cash paid for income taxes	$329	$190
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares issued under dividend reinvestment plan	$1,193	$1,259
DownREIT operating partnership units redeemed for common shares	$103	$366

	September 30,	December 31,
	2025	2024
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$111,311	$123,409
Restricted cash (1)	16,373	12,034
Total cash, cash equivalents, and restricted cash	$127,684	$135,443
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On February 25, 2025, we acquired the fee interest in Del Monte Shopping Center, a 675,000 square foot, grocery anchored retail shopping center located in Monterey, California for $123.5 million. Approximately $17.7 million and $0.8 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
On July 1, 2025, we acquired the fee interest in Town Center Crossing and Town Center Plaza, two retail shopping centers located in Leawood, Kansas, totaling approximately 552,000 square feet for $289.0 million. Approximately $23.7 million and $6.5 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $11.4 million of net assets acquired were allocated to other liabilities for "below market leases."
During the nine months ended September 30, 2025, we sold a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property for net proceeds of $146.3 million, resulting in a net gain of $77.1 million.

NOTE 4—DEBT
On January 9, 2025, we repaid a $1.2 million mortgage loan at our Hoboken property, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also had the right to borrow up to an additional $150.0 million, which we exercised on September 22, 2025, bringing our total amount outstanding under this agreement to $750.0 million as of September 30, 2025. Debt issuance costs related to our term loan were $4.9 million as of September 30, 2025. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During both the three and nine months ended September 30, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $315.3 million. The weighted average amount of borrowings outstanding was $228.9 million and $101.9 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 5.2% for both the three and nine months ended September 30, 2025. At September 30, 2025, our revolving credit facility had $102.4 million outstanding.

Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2025, we were in compliance with all default related debt covenants.
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The Notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The Notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Net proceeds after the initial purchaser’s discount and offering costs were approximately $471.5 million. Interest expense related to these Notes was $4.6 million for both the three months ended September 30, 2025 and 2024, and includes debt issuance cost amortization of $0.7 million for both periods. Interest expense related to these Notes was $13.8 million and $13.3 million, respectively, for the nine months ended September 30, 2025 and 2024, and includes debt issuance cost amortization of $2.0 million and $1.9 million, respectively. Including the debt issuance cost amortization, the current effective interest rate on these Notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $8.9 million at September 30, 2025.
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,360,876	$1,352,424	$1,115,792	$1,098,271
Senior notes and debentures, net	$2,886,321	$2,738,882	$2,883,713	$2,645,097
Exchangeable senior notes, net	$476,147	$493,895	$474,127	$495,510

The following table is a summary of our outstanding interest rate swap agreements as of September 30, 2025:

Interest Rate Swap	Notional Amount	Maturity Date of Related Swap Agreements	Weighted Average Interest Rate	Balance Sheet Location	Fair Value
	(in millions)				(in millions)
Term Loan (1)	$300.0	March 1, 2028	4.21%	Other liabilities	$(0.3)
Bethesda Row	200.0	December 28, 2025	5.03%	Other liabilities	(0.1)
Hoboken	51.0	December 15, 2029	3.67%	Prepaid expenses and other assets	3.2
	$551.0				$2.8

(1) These interest rate swaps were entered into during the three months ended September 30, 2025, and fix the interest rate on $300.0 million of our unsecured term loan.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. For the three and nine months ended September 30, 2025, the value of our interest rate swaps decreased $0.7 million and $2.4 million, respectively (including $0.7 million and $1.7 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our net financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,822	$—	$2,822	$—	$5,208	$—	$5,208
One of our equity method investees has two interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2025, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was a loss of less than $0.1 million and $0.3 million, respectively.

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
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the nine months ended September 30, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. During the nine months ended September 30, 2025, we redeemed 80,275 downREIT operating partnership units for $7.2 million. As of September 30, 2025, a total of 526,915 downREIT operating partnership units were outstanding which had a total fair value of approximately $53.4 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2025.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2025		2024
	Declared	Paid	Declared	Paid
Common shares	$3.330	$3.300	$3.280	$3.270
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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
During the nine months ended September 30, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.3 million including paying $0.3 million in additional offering expenses.
During the three and nine months ended September 30, 2025, there were no sales and we did not enter into any forward sales contracts under the amended ATM equity program, and therefore we have the capacity to issue up to $750.0 million in common shares under this program as of September 30, 2025.
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of September 30, 2025, no common shares have been repurchased through the program.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,691	$3,777	$11,634	$11,952
Capitalized share-based compensation	(242)	(263)	(721)	(799)
Share-based compensation expense	$3,449	$3,514	$10,913	$11,153

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2025 and 2024, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 3,019 stock options for the three months ended September 30, 2025, and 1,190 stock options for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024,
•conversions of downREIT operating partnership units for the both the three and nine months ended September 30, 2025 and 2024,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three and nine months ended September 30, 2025 and 2024, and
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the nine months ended September 30, 2025, and 0.7 million for the three and nine months ended September 30, 2024.
The exchange of common shares and units related to the 3.25% Exchangeable Senior Notes due 2029 for both the three and nine months ended September 30, 2025 and 2024, did not have a dilutive effect on the diluted EPS and EPU calculations.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
NUMERATOR
Net income	$64,499	$63,461	$291,033	$236,132
Less: Preferred share dividends	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
Less: Earnings allocated to unvested shares	(324)	(325)	(964)	(988)
Net income available for common shareholders, basic and diluted	$59,317	$58,620	$274,345	$222,659
DENOMINATOR
Weighted average common shares outstanding, basic and diluted	85,978	83,994	85,808	83,180

EARNINGS PER COMMON SHARE, BASIC AND DILUTED:
Net income available for common shareholders	$0.69	$0.70	$3.20	$2.68

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per unit data)
NUMERATOR
Net income	$64,499	$63,461	$291,033	$236,132
Less: Preferred unit distributions	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
Less: Earnings allocated to unvested units	(324)	(325)	(964)	(988)
Net income available for common unit holders, basic and diluted	$59,317	$58,620	$274,345	$222,659
DENOMINATOR
Weighted average common units outstanding, basic and diluted	85,978	83,994	85,808	83,180

EARNINGS PER COMMON UNIT, BASIC AND DILUTED:
Net income available for common unit holders	$0.69	$0.70	$3.20	$2.68

NOTE 10—SUBSEQUENT EVENT
On October 1, 2025, we repaid a $3.1 million mortgage loan at our Hoboken property, at par.
On October 10, 2025, we acquired the fee interest in Annapolis Town Center, an approximately 479,000 square foot, grocery anchored retail shopping center located in Annapolis, Maryland for $187.0 million.
On October 30, 2025, we amended our revolving credit facility to remove the 0.10% adjustment to SOFR.
On October 30, 2025, we refinanced the $40.0 million mortgage loan, at Azalea, with a new $55.0 million mortgage loan that bears interest at SOFR + 85 basis points, based on our credit rating, and matures on October 30, 2028, plus two one-year extensions at our option.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, operation, and redevelopment of high-quality retail-based properties. As of September 30, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects comprising approximately 27.9 million commercial square feet. In total, the real estate projects were 95.4% leased and 93.8% occupied at September 30, 2025.
General Economic Conditions
Significant uncertainty continues within the political and macro-economic environment including concerns over inflation risk, high interest rates, the introduction of new tariffs and their impact on trade and prices, the government shutdown, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe that the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current economic environment.
See further discussion of the impact of current economic conditions on our business throughout Item 2.
Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.
Property Acquisitions and Dispositions
On February 25, 2025, we acquired the fee interest in Del Monte Shopping Center, a 675,000 square foot, grocery anchored retail shopping center located in Monterey, California, for $123.5 million. Approximately $17.7 million and $0.8 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
On July 1, 2025, we acquired the fee interest in Town Center Crossing and Town Center Plaza, two retail shopping centers located in Leawood, Kansas, totaling approximately 552,000 square feet for $289.0 million. Approximately $23.7 million and

$6.5 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $11.4 million of net assets acquired were allocated to other liabilities for "below market leases."
On October 10, 2025, we acquired the fee interest in Annapolis Town Center, an approximately 479,000 square foot, grocery anchored retail shopping center located in Annapolis, Maryland for $187.0 million.
During the nine months ended September 30, 2025, we sold a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property for net proceeds of $146.3 million, resulting in a net gain of $77.1 million.
Debt and Equity Transactions
On January 9, 2025 and October 1, 2025, we repaid two mortgage loans at our Hoboken property totaling $4.3 million, at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also had the right to borrow up to an additional $150.0 million, which we exercised on September 22, 2025, bringing our total amount outstanding under this agreement to $750.0 million as of September 30, 2025. Debt issuance costs related to our term loan were $4.9 million as of September 30, 2025. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
During the nine months ended September 30, 2025, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $315.3 million. The weighted average amount of borrowings outstanding was $101.9 million and the weighted average interest rate, before amortization of debt fees, was 5.2% for the nine months ended September 30, 2025. At September 30, 2025, our revolving credit facility had $102.4 million outstanding. On October 30, 2025, we amended our revolving credit facility to remove the 0.10% adjustment to SOFR.
Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2025, we were in compliance with all default related debt covenants.
On October 30, 2025, we refinanced the $40.0 million mortgage loan at Azalea, with a new $55.0 million mortgage loan that bears interest at SOFR + 85 basis points, based on our credit rating, and matures on October 30, 2028, plus two one-year extensions at our option.
On February 14, 2025, we amended our existing at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes. As of September 30, 2025, we have the capacity to issue up to $750.0 million in common shares under this program.
During the nine months ended September 30, 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net cash proceeds of $54.3 million including paying $0.3 million in additional offering expenses.
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of October 31, 2025, no common shares have been repurchased through the program.
Other Transaction
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the nine months ended September 30, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.

Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $121 million and $6 million, respectively, for the nine months ended September 30, 2025, and $102 million and $6 million for the nine months ended September 30, 2024. We capitalized external and internal costs related to other property improvements of $72 million and $4 million, respectively, for the nine months ended September 30, 2025, and $74 million and $4 million, respectively, for the nine months ended September 30, 2024. We capitalized external and internal costs related to leasing activities of $15 million and $3 million, respectively, for the nine months ended September 30, 2025, and $14 million and $3 million, respectively, for the nine months ended September 30, 2024. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $3 million, and $3 million, respectively, for both the nine months ended September 30, 2025 and 2024. Total capitalized costs were $220 million and $204 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.4 million square feet of comparable space leasing we've completed in the last twelve months, and the 1.6% spread between our leased rate of 95.4% and our occupied rate of 93.8%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from supply chain disruptions or tariffs could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience significant disruptions in supply chains and unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
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

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 272,000 square foot office building (which includes 10,000 square feet of ground floor retail space). Approximately 254,000 square feet of the office space is leased, of which, 220,000 square feet is open, and all of the retail space is open. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 327,000 square feet of space is leased, of which 135,000 square feet is open.
•Construction of a 258-unit residential project at Santana Row, which is expected to cost between $140 million and $148 million.

•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $283 million that we expect to stabilize over the next several years.

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
At September 30, 2025, the leasable commercial square feet in our properties was 95.4% leased and 93.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2025, we signed retail leases for a total of 775,000 square feet of retail space including 727,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 28% on a cash basis. New leases for comparable spaces were signed for 235,000 square feet, with an average rental increase of 27% on a cash basis. Renewals for comparable spaces were signed for 492,000 square feet at a 29% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $21.25 per square foot, of which $55.12 per square foot was for new leases and $5.08 per square foot was for renewals for the three months ended September 30, 2025.
For the nine months ended September 30, 2025, we signed retail leases for a total of 1,858,000 square feet of retail space including 1,740,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 16% on a cash basis. New leases for comparable spaces were signed for 580,000 square feet, with an average rental increase of 16% on a cash basis. Renewals for comparable spaces were signed for 1,160,000 square feet at a 15% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $20.81 per square foot, of which $51.04 per square foot was for new leases and $5.70 per square foot was for renewals for the nine months ended September 30, 2025.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arms-length transactions reflecting market leverage between landlords and tenants during the period, excluding leases at properties sold or under contract to be sold. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent considered to part of base rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgment by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
In the past four years, we have executed comparable space leases for 2.0 to 2.4 million square feet of retail space each year and expect the volume in 2025 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2025, all or a portion of 97 and 95 properties, respectively, were considered comparable properties and six and seven properties, respectively, were considered non-comparable properties. For the three months ended September 30, 2025, one property was moved from non-comparable properties to comparable properties and one property was moved from acquisitions to comparable properties; all compared to the designations as of December 31, 2024. For the nine months ended September 30, 2025, one property was moved from comparable properties to non-comparable properties, and one property and one portion of two properties were removed from comparable properties, as they were sold; all compared to the designations as of December 31, 2024. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$313,183	$295,119	$18,064	6.1%
Other property income	8,789	8,233	556	6.8%
Mortgage interest income	281	281	—	—%
Total property revenue	322,253	303,633	18,620	6.1%
Rental expenses	67,481	63,898	3,583	5.6%
Real estate taxes	38,178	36,053	2,125	5.9%
Total property expenses	105,659	99,951	5,708	5.7%
Property operating income (1)	216,594	203,682	12,912	6.3%
General and administrative expense	(11,649)	(10,822)	(827)	7.6%
Depreciation and amortization	(94,277)	(87,028)	(7,249)	8.3%
Operating income	110,668	105,832	4,836	4.6%
Other interest income	845	978	(133)	(13.6)%
Interest expense	(47,619)	(44,237)	(3,382)	7.6%
Income from partnerships	605	888	(283)	(31.9)%
Total other, net	(46,169)	(42,371)	(3,798)	9.0%
Net income	64,499	63,461	1,038	1.6%
Net income attributable to noncontrolling interests	(2,850)	(2,508)	(342)	13.6%
Net income attributable to the Trust	$61,649	$60,953	$696	1.1%

(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$110,668	$105,832
General and administrative	11,649	10,822
Depreciation and amortization	94,277	87,028
Property operating income	$216,594	$203,682
Property Revenues
Total property revenue increased $18.6 million, or 6.1%, to $322.3 million in the three months ended September 30, 2025 compared to $303.6 million in the three months ended September 30, 2024. The percentage occupied at our shopping centers was 93.8% and 94.0% at September 30, 2025 and 2024, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenue is due primarily to the following:
•an increase of $11.7 million from acquisitions,
•an increase of $9.3 million from comparable properties primarily related to higher rental rates of approximately $5.6 million, a $3.0 million increase in recoveries from tenants on higher occupancy and expenses, higher average occupancy of approximately $1.2 million, and a $0.6 million increase in lease termination fee income, partially offset by a $1.4 million increase in collectibility related adjustments, and
•an increase of $1.6 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $4.1 million from property dispositions.
Property Expenses
Total property expenses increased $5.7 million, or 5.7%, to $105.7 million in the three months ended September 30, 2025 compared to $100.0 million in the three months ended September 30, 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.6 million, or 5.6%, to $67.5 million in the three months ended September 30, 2025 compared to $63.9 million in the three months ended September 30, 2024. This increase is primarily due to the following:
•an increase of $2.2 million from acquisitions, and
•an increase of $1.6 million from non-comparable properties due primarily to openings at Santana West and Pike & Rose Phase IV, partially offset by
•a decrease of $1.0 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 21.5% in the three months ended September 30, 2025 from 21.7% in the three months ended September 30, 2024.
Real Estate Taxes
Real estate tax expense increased $2.1 million, or 5.9%, to $38.2 million in the three months ended September 30, 2025 compared to $36.1 million in the three months ended September 30, 2024. This increase is primarily due to the following:
•an increase of $1.4 million from acquisitions,
•an increase of $0.7 million from non-comparable properties due primarily to openings at Santana West, and
•an increase of $0.5 million from comparable properties due primarily to higher assessments,

partially offset by
•a decrease of $0.5 million from property dispositions.
Property Operating Income
Property operating income increased $12.9 million, or 6.3%, to $216.6 million in the three months ended September 30, 2025 compared to $203.7 million in the three months ended September 30, 2024. This increase is primarily driven by acquisitions, higher rental rates and average occupancy, and lower rental expenses after recoveries from tenants, partially offset by property dispositions and higher collectibility related adjustments.
Other Operating
General and Administrative Expense
General and administrative expense increased $0.8 million, or 7.6%, to $11.6 million in the three months ended September 30, 2025 compared to $10.8 million in the three months ended September 30, 2024. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $7.2 million, or 8.3%, to $94.3 million in the three months ended September 30, 2025 compared to $87.0 million in the three months ended September 30, 2024. This increase is due primarily to acquisitions and the opening of Santana West and Pike & Rose Phase IV, partially offset by fully depreciated lease assets related to our Grossmont property, and property dispositions.
Operating Income
Operating income increased $4.8 million, or 4.6%, to $110.7 million in the three months ended September 30, 2025 compared to $105.8 million in the three months ended September 30, 2024. This increase is primarily driven by higher rental rates and average occupancy, acquisitions, and lower rental expenses after recoveries from tenants, partially offset by property dispositions and higher collectibility related adjustments.
Other
Interest Expense
Interest expense increased $3.4 million, or 7.6%, to $47.6 million in the three months ended September 30, 2025 compared to $44.2 million in the three months ended September 30, 2024. This increase is due primarily to the following:
•a decrease of $2.7 million in capitalized interest, and
•an increase of $1.9 million due to higher weighted average borrowings, partially offset by,
•a decrease of $1.2 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $50.2 million and $49.5 million in the three months ended September 30, 2025 and 2024, respectively. Capitalized interest was $2.5 million and $5.2 million for the three months ended September 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$917,954	$866,199	$51,755	6.0%
Other property income	24,143	23,973	170	0.7%
Mortgage interest income	833	836	(3)	(0.4)%
Total property revenue	942,930	891,008	51,922	5.8%
Rental expenses	196,894	184,448	12,446	6.7%
Real estate taxes	111,426	105,402	6,024	5.7%
Total property expenses	308,320	289,850	18,470	6.4%
Property operating income (1)	634,610	601,158	33,452	5.6%
General and administrative expense	(34,449)	(34,920)	471	(1.3)%
Depreciation and amortization	(270,464)	(255,481)	(14,983)	5.9%
Gain on sale of real estate	77,672	52,280	25,392	48.6%
New market tax credit transaction income	14,176	—	14,176	100.0%
Operating income	421,545	363,037	58,508	16.1%
Other interest income	2,493	3,512	(1,019)	(29.0)%
Interest expense	(134,692)	(132,242)	(2,450)	1.9%
Income from partnerships	1,687	1,825	(138)	(7.6)%
Total other, net	(130,512)	(126,905)	(3,607)	2.8%
Net income	291,033	236,132	54,901	23.3%
Net income attributable to noncontrolling interests	(9,700)	(6,461)	(3,239)	50.1%
Net income attributable to the Trust	$281,333	$229,671	$51,662	22.5%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$421,545	$363,037
General and administrative	34,449	34,920
Depreciation and amortization	270,464	255,481
Gain on sale of real estate	(77,672)	(52,280)
New market tax credit transaction income	(14,176)	—
Property operating income	$634,610	$601,158

Property Revenues
Total property revenue increased $51.9 million, or 5.8%, to $942.9 million in the nine months ended September 30, 2025 compared to $891.0 million in the nine months ended September 30, 2024. The percentage occupied at our shopping centers was 93.8% and 94.0% at September 30, 2025 and 2024, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $30.9 million from 2025 and 2024 acquisitions,

•an increase of $29.2 million from comparable properties primarily related to higher rental rates of approximately $12.7 million, a $9.2 million increase in recoveries from tenants primarily on higher occupancy and expenses, higher average occupancy of approximately $7.8 million, and a $1.0 million increase in lease termination fee income, partially offset by a $1.6 million increase in collectibility related adjustments, and
•an increase of $4.9 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $11.8 million from property dispositions.
Property Expenses
Total property expenses increased $18.5 million, or 6.4%, to $308.3 million in the nine months ended September 30, 2025 compared to $289.9 million in the nine months ended September 30, 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $12.4 million, or 6.7%, to $196.9 million in the nine months ended September 30, 2025 compared to $184.4 million in the nine months ended September 30, 2024 due primarily to the following:
•an increase of $6.9 million from 2025 and 2024 acquisitions
•an increase of $5.3 million from comparable properties due primarily to higher snow removal costs, higher utilities, and an increase in management fees on higher revenues, and
•an increase of $2.7 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $2.5 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.4% in the nine months ended September 30, 2025 from 21.3% in the nine months ended September 30, 2024.
Real Estate Taxes
Real estate tax expense increased $6.0 million, or 5.7%, to $111.4 million in the nine months ended September 30, 2025 compared to $105.4 million in the nine months ended September 30, 2024 due primarily to the following:
•an increase of $3.5 million from 2025 and 2024 acquisitions,
•an increase of $2.1 million from comparable properties primarily due to higher assessments and prior year refunds received during 2024, and
•an increase of $1.7 million from non-comparable properties primarily due to openings at Santana West and Pike & Rose Phase IV, partially offset by
•a decrease of $1.2 million from property dispositions.
Property Operating Income
Property operating income increased $33.5 million, or 5.6%, to $634.6 million in the nine months ended September 30, 2025 compared to $601.2 million in the nine months ended September 30, 2024. This increase is primarily driven by 2025 and 2024 acquisitions and higher rental rates and average occupancy, partially offset by property dispositions and higher collectibility related adjustments.
Other Operating
Depreciation and Amortization
Depreciation and amortization expense increased $15.0 million, or 5.9%, to $270.5 million in the nine months ended September 30, 2025 compared to $255.5 million in the nine months ended September 30, 2024. This increase is due primarily to 2025 and 2024 acquisitions and the openings at Santana West and Pike & Rose Phase IV, partially offset by fully depreciated lease assets related to our Grossmont property and property dispositions.

Gain on Sale of Real Estate
The $77.7 million gain on sale of real estate for the nine months ended September 30, 2025 is primarily due to the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property.
The $52.3 million gain on sale of real estate for the nine months ended September 30, 2024 is primarily due to the sale of Third Street Promenade.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the nine months ended September 30, 2025 is primarily due to sale of new market tax credits related to Freedom Plaza (see Note 6 to the consolidated financial statements for additional information).
Operating Income
Operating income increased $58.5 million, or 16.1%, to $421.5 million in the nine months ended September 30, 2025 compared to $363.0 million in the nine months ended September 30, 2024. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, income related to the sale of the new market tax credits, and 2025 and 2024 acquisitions, partially offset by property dispositions and higher collectibility related adjustments.
Other
Interest Expense
Interest expense increased $2.5 million, or 1.9%, to $134.7 million in the nine months ended September 30, 2025 compared to $132.2 million in the nine months ended September 30, 2024. This increase is due primarily to the following:
•a decrease of $5.3 million in capitalized interest, and
•an increase of $1.6 million due to higher weighted average borrowings, partially offset by,
•a decrease of $4.4 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $145.1 million and $147.9 million in the nine months ended September 30, 2025 and 2024, respectively. Capitalized interest was $10.4 million and $15.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $3.2 million, or 50.1%, to $9.7 million in the nine months ended September 30, 2025 compared to $6.5 million in the nine months ended September 30, 2024. This increase is primarily attributable to the new market tax credit transaction income in 2025, as well as overall higher income at our properties where there is a noncontrolling interest.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2025 were approximately $290.2 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also increased the size of our the term loan by $150.0 million (to $750.0 million in total), which was funded in September 2025. In October 2025, we refinanced our $40.0 million mortgage loan at Azalea. Therefore, in the next twelve months, we have $652.4 million of debt maturing, of which $200.0 million is the mortgage loan secured by Bethesda Row, which has two one-year extensions, at our option, that would extend the maturity date to December 28, 2027.
As of September 30, 2025, we had cash and cash equivalents of $111.3 million and $102.4 million outstanding on our $1.25 billion revolving credit facility. We also have the capacity to issue up to $750.0 million in common shares under our ATM equity program.
For the nine months ended September 30, 2025, the weighted average amount of borrowings outstanding on our revolving credit facility was $101.9 million, and the weighted average interest rate, before amortization of debt fees, was 5.2%.
Our overall capital requirements for the remainder of 2025 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $285 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs (excluding acquisitions) to be at levels slightly above 2024. Year to date through October 2025, we've acquired three properties for $599.5 million, and continue to evaluate additional opportunities.
We believe cash flow from operations, the cash on our balance sheet, and our $1.25 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity financing to be available to us, although newly issued debt would likely be at higher interest rates than the debt we are refinancing. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. We intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$477,531	$454,968	$22,563
Net cash used in investing activities	(473,509)	(375,452)	(98,057)
Net cash used in financing activities	(11,781)	(233,914)	222,133
Decrease in cash, cash equivalents and restricted cash	(7,759)	(154,398)	146,639
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004	(124,561)
Cash, cash equivalents, and restricted cash at end of period	$127,684	$105,606	$22,078

Net cash provided by operating activities increased $22.6 million to $477.5 million during the nine months ended September 30, 2025 from $455.0 million during the nine months ended September 30, 2024. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate.
Net cash used in investing activities increased $98.1 million to $473.5 million during the nine months ended September 30, 2025 from $375.5 million during the nine months ended September 30, 2024. The increase was primarily attributable to:

•a $126.5 million increase in acquisition of real estate primarily due to the acquisitions of the fee interest in Town Center Crossing and Town Center Plaza in July 2025 and Del Monte Shopping Center in February 2025 (see Note 3 to the consolidated financial statements for additional information), as compared to the acquisitions of the fee interest in Virginia Gateway in May 2024 and Pinole Vista Crossing in July 2024, and
•a $14.8 increase in capital expenditures,
partially offset by
•a $44.8 million increase in net proceeds from the sale of real estate primarily due to $141.2 million of net proceeds from the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property during the nine months ended September 30, 2025, as compared to $96.3 million of net proceeds from the sale of Third Street Promenade during the nine months ended September 30, 2024.
Net cash used in financing activities decreased $222.1 million to $11.8 million during the nine months ended September 30, 2025 from $233.9 million during the nine months ended September 30, 2024. The decrease was primarily attributable to:
•$600.0 million from the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity,
•$145.0 million in net proceeds from our unsecured term loan in 2025,
•$102.4 million in borrowings on our revolving credit facility during the nine months ended September 30, 2025, and
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, partially offset by
•$471.5 million in net proceeds from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $167.9 million decrease in net proceeds from the issuance of common shares under our ATM program, and
•a $12.4 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2025:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2025	Stated Interest Rate as of September 30, 2025	Maturity Date
	(Dollars in thousands)
Mortgages payable
Secured fixed rate
Azalea (1)	Acquired	$40,000	3.73%	November 1, 2025
Bethesda Row (2)	200,000	200,000	SOFR + 0.95%	December 28, 2025
Bell Gardens	Acquired	10,969	4.06%	August 1, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (3)	56,450	50,957	SOFR + 1.95%	December 15, 2029
Various Hoboken (13 Buildings) (4)	Acquired	26,927	Various	Various through 2029
Chelsea	Acquired	3,212	5.36%	January 15, 2031
Subtotal		512,165
Net unamortized debt issuance costs and discount		(847)
Total mortgages payable, net		511,318

Notes payable
Revolving credit facility (5)(6)	(8)	102,400	SOFR + 0.775%	April 5, 2027
Term loan (5)(6)(7)	600,000	750,000	SOFR + 0.85%	March 20, 2028
Various	5,793	1,281	Various	Various through 2059
Subtotal		853,681
Net unamortized debt issuance costs		(4,123)
Total notes payable, net		849,558

Senior notes and debentures (6)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(16,732)
Total senior notes and debentures, net		3,362,468

Total debt, net		$4,723,344
_____________________
(1)On October 30, 2025, we refinanced our Azalea mortgage loan with a new $55.0 million mortgage loan that bears interest at SOFR + 85 basis points, based on our credit rating, and matures on October 30, 2028.
(2)The interest rate on this mortgage loan is fixed at a weighted average interest rate of 5.03% through the initial maturity date through three interest rate swap agreements. We have two one-year extensions, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(3)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(4)The interest rates on these mortgages range from 3.91% to 5.00%.
(5)Our revolving credit facility SOFR loans and our term loan bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating. Our revolving credit facility also includes a 0.10% adjustment to SOFR, which was removed through an amendment to the agreement on October 30, 2025.

(6)The Operating Partnership is the named obligor under our revolving credit facility, and senior notes and debentures. Effective March 20, 2025, the Operating Partnership and a wholly owned subsidiary of the Operating Partnership are both named obligors of the term loan.
(7)Effective September 2, 2025, the interest rate on $300.0 million of our term loan is fixed at a weighted average interest rate of 4.21% through March 1, 2028 through four interest rate swap agreements.
(8)The maximum amount drawn under our $1.25 billion revolving credit facility during both the three and nine months ended September 30, 2025 was $315.3 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.2% for both periods.
Our revolving credit facility, unsecured term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2025, we were in compliance with all financial and other covenants related to our revolving credit facility, term loan, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2025:

	Unsecured		Secured		Total
	(In thousands)
2025	$139		$243,913	(1)	$244,052
2026	429,299		26,282		455,581
2027	617,443	(2)	178,282		795,725
2028	1,100,000	(3)	2,511		1,102,511
2029	885,000		60,434		945,434
Thereafter	1,201,000		743		1,201,743
	$4,232,881		$512,165		$4,745,046	(4)
__________________
(1)On October 1, 2025, we repaid a $3.1 million mortgage loan on our Hoboken property, at par. Additionally, our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2025, plus two one-year extensions at our option to December 28, 2027. On October 30, 2025, we refinanced our $40.0 million mortgage loan on Azalea. The new $55.0 million mortgage loan matures on October 30, 2028, plus two one-year extensions at our option to October 30, 2030.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027, plus two six-month extensions at our option to April 5, 2028. As of September 30, 2025, there was $102.4 million outstanding under this credit facility.
(3)Our $750.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(4)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2025.
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
As of September 30, 2025, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(in millions)
Term Loan	$300.0	4.21%	March 1, 2028
Bethesda Row mortgage loan	$200.0	5.03%	December 28, 2025
Hoboken mortgage loan	$51.0	3.67%	December 15, 2029
Additionally, our Assembly Row hotel joint venture is a party to two interest rate swap agreements that effectively fix its outstanding $38.1 million of debt at an average rate of 6.11% through May 2028.
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2025.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$64,499	$63,461	$291,033	$236,132
Net income attributable to noncontrolling interests	(2,850)	(2,508)	(9,700)	(6,461)
Gain on sale of real estate	—	—	(77,672)	(52,280)
Depreciation and amortization of real estate assets	81,155	76,581	236,251	225,676
Amortization of initial direct costs of leases	12,029	8,757	30,464	24,673
Funds from operations	154,833	146,291	470,376	427,740
Dividends on preferred shares (1)	(1,875)	(1,875)	(5,625)	(5,625)
Income attributable to downREIT operating partnership units	596	688	1,868	2,068
Income attributable to unvested shares	(509)	(506)	(1,558)	(1,524)
Funds from operations available for common shareholders	$153,045	$144,598	$465,061	$422,659
Weighted average number of common shares, diluted (1)(2)	86,599	84,714	86,463	83,904

Funds from operations available for common shareholders, per diluted share (2)	$1.77	$1.71	$5.38	$5.04
_____________________
(1)For the three and nine months ended September 30, 2025 and 2024, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted share for all periods presented but is anti-dilutive for the computation of diluted EPS for the three and nine months ended September 30, 2025 and 2024.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2025, we had $4.2 billion of fixed-rate debt outstanding, including $300.0 million of our unsecured term loan and $251.0 million of mortgage payables for which the rate is effectively fixed by interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $144.3 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $160.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2025, we had $552.4 million of variable rate debt outstanding ($450.0 million of our unsecured term loan and $102.4 million outstanding in our revolving credit facility). Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $5.5 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $5.5 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 10, 2025, we announced that our Board of Trustees had approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of September 30, 2025, no shares have been repurchased through the program.
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2025, we redeemed 2,292 downREIT operating partnership units for cash.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 31, 2025	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 31, 2025	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)