Form 10-K
period 2025-12-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2026-02-12
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Federal Realty Investment Trust    ☐  Yes    ☒  No
Federal Realty OP LP            ☐  Yes    ☒  No

The aggregate market value of the registrant's common shares held by non-affiliates of the registrant, based upon the closing sales price of the registrant's common shares on June 30, 2025:
Federal Realty Investment Trust: $8.2 billion
Federal Realty OP LP: N/A

The number of Federal Realty Investment Trust's common shares outstanding on February 9, 2026 was 86,276,033.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Federal Realty Investment Trust’s Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") for its annual meeting of shareholders to be held in May 2026 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of December 31, 2025, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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
FISCAL YEAR ENDED DECEMBER 31, 2025

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
ITEM 1.    BUSINESS
General
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. These properties are located primarily in major coastal markets and select underserved markets that we believe have strong economic and demographic fundamentals. As of December 31, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 28.8 million commercial square feet. In total, the real estate projects were 96.1% leased and 94.1% occupied at December 31, 2025. Our revenue is primarily generated from lease agreements with tenants. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 58 consecutive years.
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
Human Capital
At February 9, 2026, we had 314 full-time employees and 6 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good. We are an Equal Opportunity/Affirmative Action employer, and strive to maintain a workplace that is free from discrimination on the basis of race, color, religion, age, sex, national origin, disability status, genetics, protected veteran status, sexual orientation, and gender identity or expression.
Health, Safety, and Wellness
We are committed to the health, safety, and wellness of our employees, and foster an environment that allows our people to succeed while balancing work and life. We provide our employees with access to health and wellness programs, which includes benefits that support both physical and mental health. We have also transitioned to a hybrid work model.
Compensation and Benefits
We provide competitive pay and benefits including health, dental, vision, short and long-term disability, life insurance and a 401(k) retirement program, as well as a generous paid time off program that includes vacation, sick, and personal leave. In addition to our equity awards program, we also reward employees with spot bonuses for stellar performance or going above and beyond the base requirements of their job description.
Talent Development
Employees have access to a variety of different training courses, books, book summaries and audio books, and an array of source materials covering a myriad of different business and soft skills training subjects. Additionally, we provide reimbursement for tuition and professional licenses.
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
General Economic Conditions
Significant uncertainty continues within the macro-economic environment including inflation risk, changes in interest rates, new or higher tariffs and their impact on trade and prices, increases or decreases in federal government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current economic environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic, legal, and/or competitive conditions, such as impacts from higher tariffs, changing interest rates, the cost and availability of labor, and changes in federal government spending, may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants' abilities to pay base rent, percentage rent, or other charges on a timely basis, including the closing of stores prior to the end of the lease term or the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. If we were to experience high levels of anchor turnover and closings, an oversupply of larger retail spaces could result and we may see an increase in vacancy, and/or a decrease in rents for those spaces, which could have a negative impact to our net income. As of December 31, 2025, our anchor tenant space is 97.3% leased and 95.5% occupied.

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
As of December 31, 2025, our tenants operated in 14 states and the District of Columbia. Any adverse situation that disproportionately affects the the markets where our properties are concentrated may have a magnified adverse effect on our portfolio. Refer to “Properties” (Item 2 of this Annual Report on Form 10-K) for additional discussion of the geographic concentration. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term.
Declines in the economy or a decline in the real estate market in these states could hurt our financial performance and the value of our properties. Factors that may negatively affect economic conditions in these states include:

•business or government layoffs or downsizing;
•industry slowdowns;
•elevated levels of inflation over an extended period of time;
•increasing interest rates;
•introduction of new or higher tariffs;
•significant decrease in federal government spending;
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
•higher than estimated construction or operating costs, including labor and material costs; and
•possible delay in completion of a project because of a number of factors, including public health crises (such as worldwide pandemics), supply chain disruptions and shortages, inflation, climate change and weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2025, we held 18 predominantly retail real estate projects jointly with other persons in addition to properties owned in a “downREIT” structure. Additionally, as of December 31, 2025, we owned an interest in the hotel component of Assembly Row. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2025, we held the controlling interests in all of our existing co-investments (except the hotel investment discussed above and the investments in the La Alameda, Chandler Festival, and Chandler Gateway shopping centers), we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
As of December 31, 2025, we had approximately $5.0 billion of debt outstanding. Of that outstanding debt, approximately $523.2 million was secured by all or a portion of 8 of our real estate projects. As of December 31, 2025, approximately 82.6% of our debt is fixed rate or is fixed via interest rate swap agreements. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
Our revolving credit facility, unsecured term loans, and certain series of notes include financial covenants that may limit our operating activities in the future. We are also required to comply with additional covenants that include, among other things, provisions:
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
As of December 31, 2025, we were in compliance with all of our default related financial covenants. If we were to breach any of our default related debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
Of our $5.0 billion of debt outstanding as of December 31, 2025, approximately $1.4 billion bears interest at a variable rate. We have entered into interest rate swaps on $500.6 million of this variable rate debt to effectively fix the rate and limit our exposure to variable rates. We have a $1.25 billion revolving credit facility, which bears interest at SOFR plus 77.5 basis points, of which $310.0 million was outstanding at December 31, 2025, and we have a $250.0 million term loan that bears interest at SOFR plus 85 basis points, of which no amount was outstanding at December 31, 2025. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. We may enter into additional hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any such hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBER SECURITY
Our chief information officer, who has over 30 years of experience in managing information systems for real estate companies, heads our internal team of technology professionals who are responsible for managing our cybersecurity risks, which includes identifying our primary areas of risk, establishing processes, procedures, and systems to mitigate those risks and identifying and remediating any breaches that may occur. Cybersecurity risk management falls under our chief legal officer as part of our overall risk management program, which is ultimately overseen by the Audit Committee of the Board of Trustees. Our team is supported by a third party company that we have retained to act as our chief information security officer based on the third party company's experience in preventing cybersecurity incidents, advising clients about appropriate cybersecurity procedures and processes, and assessing the integrity of those procedures and processes. The assessment and management of our cybersecurity risks covers all of our internal systems, the systems of third parties who maintain our data, and our use of artificial intelligence.
We rely on our management team's experience in risk management, in consultation with our third party advisor, to appropriately address cybersecurity threats. As part of our processes to manage risks from cybersecurity threats and our use of artificial intelligence, we have developed and enforce company-wide policies related to password encryption, strength and expiration, we require multi-factor authentication where appropriate, conduct regular employee training about our policies and cybersecurity threats, and we have adopted a policy on use of artificial intelligence. We make use of firewalls, end-point protection, backups, redundancies, regular penetration testing, and our systems monitor and flag irregularities in how our information systems are accessed or used. Any known cybersecurity incidents would be reported by our chief information officer to our chief legal officer and disclosure committee for evaluation and remediation, and for a determination of how we might develop further security systems and procedures to address evolving cybersecurity threats. Management provides written and verbal updates to the Audit Committee at least quarterly identifying our primary areas of risk, actions taken or planned to be taken to mitigate those risks, and specific activities undertaken during the quarter, including employee training and the results of that training. Management would also provide updates to seek oversight from the Audit Committee on an ad hoc basis in connection with any material cybersecurity incident, should one occur.
We have not experienced any cybersecurity incident that has had a material impact on our business strategy, results of operations, or financial condition. For more information, see Item 1A. Risk Factors ("We face risks relating to cybersecurity threats that could cause loss of confidential information and other business disruptions").
ITEM 2.    PROPERTIES
General
As of December 31, 2025, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 104 predominantly retail real estate projects comprising approximately 28.8 million commercial square feet. These properties are located primarily in major coastal markets and select underserved markets that we believe have strong economic and demographic fundamentals. No single commercial or residential property accounted for over 10% of our 2025 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2025, we had approximately 3,700 commercial leases and 2,700 residential leases, with commercial tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.4% of our annualized base rent as of December 31, 2025. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing has not been and will not be significant, however, multiple filings by a number of tenants could have a significant impact.
Geographic Diversification
Our 104 real estate projects are located in 14 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2025.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
California	20	7,169,000	24.9%
Maryland	18	5,085,000	17.7%
Virginia	20	4,766,000	16.5%
Massachusetts	7	2,249,000	7.8%
New Jersey	7	1,886,000	6.5%
Pennsylvania	9	1,786,000	6.2%
New York	7	1,494,000	5.2%
Florida	4	1,287,000	4.5%
Arizona	2	908,000	3.2%
Illinois	4	778,000	2.7%
Kansas	1	552,000	1.9%
Nebraska	1	452,000	1.6%
Michigan	1	205,000	0.7%
Connecticut	2	156,000	0.5%
District of Columbia	1	25,000	0.1%
Total	104	28,798,000	100.0%
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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2025, represented approximately 8.7% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2025 for each of the 10 years beginning with 2026 and after 2035 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2025.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2026	1,859,000	7%	$51,872,000	6%
2027	3,016,000	11%	101,069,000	11%
2028	3,300,000	12%	99,794,000	11%
2029	3,726,000	14%	127,878,000	14%
2030	2,879,000	11%	94,113,000	11%
2031	2,197,000	8%	76,161,000	9%
2032	2,572,000	9%	90,735,000	10%
2033	1,607,000	6%	54,261,000	6%
2034	1,403,000	5%	44,586,000	5%
2035	1,886,000	7%	67,991,000	8%
Thereafter	2,650,000	10%	79,917,000	9%
Total	27,095,000	100%	$888,377,000	100%
During 2025, we signed leases for a total of 2,471,000 square feet of retail space including 2,340,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis. New leases for comparable spaces were signed for 841,000 square feet at an average rental increase of 19% on a cash basis. Renewals for comparable spaces were signed for 1,499,000 square feet at an average rental increase of 12% on a cash basis. Tenant improvements and incentives for comparable spaces were $23.18 per square foot, of which, $53.34 per square foot was for new leases and $6.26 per square foot was for renewals in 2025.
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
In the past five years, we have executed comparable space leases for 2.0 to 2.4 million square feet of retail space each year and expect the volume for 2026 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2025. Except as otherwise noted, we are the sole owner of our real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Arizona
Camelback Colonnade Phoenix, AZ 85016(4)	1977, 2019	2021	603,000	$18.82	99%	Fry's Food & Drug Marshalls Nordstrom Last Chance Best Buy HomeGoods
Chandler Festival Chandler, AZ 85224(5)(6)	2000	2022	355,000	$19.22	98%	Ross Dress for Less Nordstrom Rack TJ Maxx Ulta Wayfair Outlet
Chandler Gateway Chandler, AZ 85226(5)(6)	2001	2022	261,000	$11.54	97%	Walmart Hobby Lobby Petco
The Shops at Hilton Village Scottsdale, AZ 85250(4)(7)	1982, 1989	2021/2022	305,000	$36.78	88%	CVS Houston's
California
Azalea South Gate, CA 90280(4)(6)	2014	2017	226,000	$33.07	100%	Marshalls Ross Dress for Less Ulta Michaels
Bell Gardens Bell Gardens, CA 90201(4)(6)(7)	1990, 2003, 2006	2017/2018	371,000	$25.79	93%	Food 4 Less El Super Marshalls Ross Dress for Less Bob's Discount Furniture
Colorado Blvd Pasadena, CA 91103(7)	1905-1988	1998	42,000	$50.42	73%	Banana Republic True Food Kitchen
Crow Canyon Commons San Ramon, CA 94583	1980, 1998, 2006	2005/2007	239,000	$36.98	85%	Sprouts Total Wine & More Alamo Ace Hardware
Del Monte Shopping Center Monterey, CA 93940	1968, 1976, 1984, 2004	2025	675,000	$18.82	80%	Whole Foods Macy's Petco Pottery Barn Apple Sephora
East Bay Bridge Emeryville & Oakland, CA 94608	1994-2001, 2011, 2012	2012	441,000	$20.93	98%	Pak-N-Save Target Home Depot Nordstrom Rack Michaels
Escondido Promenade Escondido, CA 92029	1987	1996/2010	298,000	$32.01	100%	TJ Maxx Dick's Sporting Goods Ross Dress for Less Bob's Discount Furniture
Fourth Street Berkeley, CA 94710(4)	1948, 1975	2017	71,000	$41.11	47%	CB2 Bellwether Coffee
Freedom Plaza Los Angeles, CA 90002(4)(7)	2020	2018	114,000	$32.68	92%	Smart & Final Nike Blink Fitness Ross Dress for Less
Grossmont Center La Mesa, CA 91942(4)	1961, 1963, 1982-1983, 2002	2021	866,000	$16.62	95%	Target Walmart Barnes & Noble CVS
Hastings Ranch Plaza Pasadena, CA 91107(7)	1958, 1984, 2006, 2007	2017	273,000	$9.66	100%	Marshalls HomeGoods CVS
La Alameda Walnut Park, CA 90255(5)(6)(7)	2008	2017	245,000	$29.04	94%	Marshalls Ross Dress for Less CVS Petco

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	99,000	$49.43	89%	Anthropologie Sephora Arhaus Furniture Teleferic Barcelona
Olivo at Mission Hills Mission Hills, CA 91345(4)	2018	2017	155,000	$35.10	100%	Target 24 Hour Fitness Ross Dress for Less Ulta
Pinole Vista Crossing Pinole, CA 94564	1995, 2015	2024	216,000	$22.48	99%	FoodMaxx TJ Maxx Nordstrom Rack HomeGoods Ulta
Plaza Del Sol South El Monte, CA 91733(4)	2009	2017	48,000	$25.97	98%	Marshalls
Plaza El Segundo / The Point El Segundo, CA 90245 (6)	2006-2007, 2016	2011/2013	503,000	$49.24	99%	Whole Foods Nordstrom Rack HomeGoods Dick's Sporting Goods Multiple Restaurants
San Antonio Center Mountain View, CA 94040(7)(8)	1958, 1964-1965, 1974-1975, 1995-1997	2015/2019	213,000	$18.37	100%	Trader Joe's Walmart 24 Hour Fitness
Santana Row San Jose, CA 95128(7)(10)	2002, 2009, 2016, 2020	1997	1,521,000	$57.21	98%	Crate & Barrel Container Store Best Buy Sephora Cisco Systems Net App Multiple Restaurants
Santana Row Residential San Jose, CA 95128	2003-2006, 2014	1997/2012	554 units	N/A	97%
Sylmar Towne Center Sylmar, CA 91342(4)	1973	2017	148,000	$22.37	95%	Food 4 Less CVS Ross Dress for Less
Westgate Center San Jose, CA 95129	1960-1966	2004	650,000	$23.72	92%	Target Nordstrom Rack Nike Factory TJ Maxx Ross Dress for Less
Connecticut
Darien Commons Darien, CT 06820	1920-2009, 2023	2013/2018	120,000	$48.04	96%	Equinox Walgreens Multiple Restaurants
Darien Commons Residential Darien, CT 06820	2022	2013/2018	124 units	N/A	96%
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$96.19	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	25,000	$23.18	100%	Maggiano's
Florida
CocoWalk Coconut Grove, FL 33133(11)	1990/1994, 1922-1973, 2018-2021	2015-2017	278,000	$50.24	100%	Cinepolis Theaters Youfit Health Club Multiple Restaurants
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008/2014	187,000	$25.59	98%	Aldi CVS L.A. Fitness
Shops at Pembroke Gardens Pembroke Pines, FL 33027	2007	2022	391,000	$33.70	100%	Nike Factory Old Navy DSW Barnes & Noble
Tower Shops Davie, FL 33324	1989, 2017	2011/2014	431,000	$30.53	99%	Trader Joe's TJ Maxx Ross Dress for Less Best Buy Ulta
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$21.52	97%	L.A. Fitness Ulta Binny's Ferguson Home

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Finley Square Downers Grove, IL 60515	1974	1995	258,000	$18.96	93%	Marshalls Home Goods Michaels Portillo's
Garden Market Western Springs, IL 60558	1958	1994	141,000	$16.62	100%	Mariano's Fresh Market Walgreens
Riverpoint Center Chicago, IL 60614	1989, 2012	2017	211,000	$22.00	98%	Jewel Osco Marshalls Old Navy
Kansas
Town Center Crossing/Town Center Plaza Leawood, KS 66209	1995, 2005-2008, 2014, 2015	2025	552,000	$37.14	95%	Trader Joe's Crate & Barrel Pottery Barn Restoration Hardware Apple Aritzia
Maryland
Annapolis Town Center Annapolis, MD 21401	2007-2010	2025	479,000	$34.67	90%	Whole Foods Restoration Hardware Pottery Barn Williams Sonoma Life Time Fitness Anthropologie
Bethesda Row Bethesda, MD 20814(6)(7)	1945-1991 2001, 2008	1993-2006/ 2008/2010	532,000	$60.65	99%	Giant Food Apple Anthropologie Equinox Multiple Restaurants
Bethesda Row Residential Bethesda, MD 20814 (6)	2008	1993	180 units	N/A	92%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	309,000	$46.87	91%	The Fresh Market Ulta Barnes & Noble Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003, 2016	1965	194 units	N/A	95%
Courthouse Center Rockville, MD 20852	1975	1997	33,000	$30.44	81%
Federal Plaza Rockville, MD 20852	1970	1989	249,000	$40.51	96%	Trader Joe's TJ Maxx Micro Center Ross Dress for Less
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	205,000	$33.44	98%	Marshalls Ross Dress for Less Ashley Furniture HomeStore CVS
Governor Plaza Glen Burnie, MD 21961	1963	1985	243,000	$20.62	100%	Aldi Dick's Sporting Goods Ross Dress for Less Petco Bob's Discount Furniture
Laurel Laurel, MD 20707	1956	1986	367,000	$25.27	96%	Giant Food Marshalls L.A. Fitness HomeGoods
Montrose Crossing Rockville, MD 20852	1960-1979, 1996, 2011	2011/2013	369,000	$35.06	98%	Giant Food Marshalls Home Depot Design Center Old Navy Burlington
Perring Plaza Baltimore, MD 21134	1963	1985	398,000	$17.07	91%	Giant Food Home Depot Dick's Sporting Goods Micro Center Burlington
Pike & Rose North Bethesda, MD 20852(10)	1963, 2014, 2018, 2020, 2025	1982/2007/ 2012	955,000	$47.31	100%	Porsche Uniqlo REI H&M L.L. Bean Choice Hotels Multiple Restaurants

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Pike & Rose Residential North Bethesda, MD 20852	2014, 2018	1982/2007	447 units	N/A	94%
Plaza Del Mercado Silver Spring, MD 20906	1969	2004	116,000	$35.01	97%	Aldi CVS L.A. Fitness
Quince Orchard Gaithersburg, MD 20877(7)	1975	1993	271,000	$26.17	87%	Aldi HomeGoods L.A. Fitness Staples
THE AVENUE at White Marsh Baltimore, MD 21236(8)	1997	2007	315,000	$29.05	100%	AMC Ulta Old Navy Nike
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	33,000	$55.48	100%
White Marsh Other Baltimore, MD 21236	1985	2007	43,000	$47.89	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$24.55	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	88,000	$114.79	100%	Balducci's CVS Multiple Restaurants
Massachusetts
Assembly Row/ Assembly Square Marketplace Somerville, MA 02145(10)	2005, 2014, 2018, 2021	2005-2011/ 2013	1,230,000	$41.61	98%	Trader Joe's TJ Maxx AMC Nike Burlington World Market PUMA Multiple Restaurants
Assembly Row Residential Somerville, MA 02145	2018, 2021	2005-2011	947 units	N/A	94%
Campus Plaza Bridgewater, MA 02324	1970	2004	113,000	$20.28	100%	Roche Bros. Burlington Five Below
Chelsea Commons Chelsea, MA 02150(6)	1962,1969, 2008	2006-2008	233,000	$15.88	99%	Home Depot Planet Fitness CVS Burlington
Dedham Plaza Dedham, MA 02026	1959	1993/2016/ 2019	253,000	$24.15	97%	Star Market Planet Fitness
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$53.28	97%	Roche Bros. CVS Multiple Restaurants
			7 units	N/A	100%
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$17.22	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$21.65	99%	Big Y Foods TJ Maxx HomeGoods
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	205,000	$14.68	85%	Kroger Best Buy Bob's Discount Furniture
Nebraska
Village Pointe Omaha, NE 68118	2004	2025	452,000	$26.43	96%	Nordstrom Rack Best Buy Apple Sephora lululemon
New Jersey
Brick Plaza Brick Township, NJ 08723(7)	1958	1989	405,000	$23.66	97%	Trader Joe's L.A. Fitness HomeGoods Ulta Burlington
Brook 35 Sea Grit, NJ 08750(4)(6)(8)	1986, 2004	2014	97,000	$42.96	100%	Banana Republic Gap Tommy's Tavern + Tap
Ellisburg Cherry Hill, NJ 08034	1959	1992	260,000	$21.18	100%	Whole Foods Five Below RH Outlet

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Hoboken Hoboken, NJ 07030(4)(6)(12)	1887-2006	2019/2020/2022	171,000	$62.98	97%	CVS New York Sports Club Sephora Multiple Restaurants
			129 units	N/A	96%
Mercer on One Lawrenceville, NJ 08648(7)	1975	2003/2017/2023	551,000	$29.16	97%	Shop Rite Nike Ross Dress for Less Nordstrom Rack REI Tesla
The Grove at Shrewsbury Shrewsbury, NJ 07702(4)(6)(8)	1988, 1993 & 2007	2014	191,000	$56.91	99%	Bloomies lululemon Anthropologie Pottery Barn Williams Sonoma
Troy Hills Parsippany-Troy, NJ 07054	1966	1980	211,000	$20.09	99%	Target Floor & Décor Michaels
New York
Fresh Meadows Queens, NY 11365	1949	1997	408,000	$41.67	99%	Lidl Island of Gold AMC Kohl's Planet Fitness
Georgetowne Shopping Center Brooklyn, NY 11234	1969, 2006, 2015	2019	147,000	$43.82	94%	Foodway Five Below IHOP
Greenlawn Plaza Greenlawn, NY 11743	1975, 2004	2006	103,000	$18.72	93%	Greenlawn Farms Planet Fitness
Hauppauge Hauppauge, NY 11788	1963	1998	134,000	$27.26	94%	Shop Rite TJ Maxx Five Below
Huntington Huntington, NY 11746	1962, 2024	1988/2007/ 2015	217,000	$37.02	97%	Whole Foods Petsmart REI Ulta
Huntington Square East Northport, NY 11731	1980, 2007	2010/2023	244,000	$23.07	90%	Aldi 24 Hour Fitness AMC
Melville Mall Huntington, NY 11747(7)	1974	2006	241,000	$30.84	100%	Uncle Giuseppe's Marketplace Marshalls Dick's Sporting Goods
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	212,000	$15.30	96%	TJ Maxx Kohl's L.A. Fitness Five Below
Bala Cynwyd on City Avenue Bala Cynwyd, PA 19004	1955	1993	174,000	$38.74	96%	Acme Markets Michaels L.A. Fitness
Bala Cynwyd on City Avenue Residential Bala Cynwyd, PA 19004	2020	1993	87 units	N/A	98%
Flourtown Flourtown, PA 19031	1957	1980	158,000	$24.32	98%	Giant Food Movie Tavern
Lancaster Lancaster, PA 17601(7)	1958	1980	126,000	$20.42	98%	Giant Food AutoZone
Langhorne Square Levittown, PA 19056	1966	1985	226,000	$19.76	99%	Redner's Warehouse Markets Marshalls Planet Fitness
Lawrence Park Broomall, PA 19008	1972	1980/2017	357,000	$25.46	100%	Acme Markets TJ Maxx HomeGoods Barnes & Noble Lankenau Medical Center
Northeast Philadelphia, PA 19114	1959	1983	208,000	$22.79	96%	Marshalls Ulta Skechers Crunch Fitness
Willow Grove Willow Grove, PA 19090	1953	1984	86,000	$26.10	100%	Amazon Food Marshalls Five Below

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Wynnewood Wynnewood, PA 19096	1948	1996	239,000	$32.54	97%	Giant Food Old Navy DSW
			9 units	N/A	100%
Virginia
29th Place Charlottesville, VA 22091	1975-2001	2007	168,000	$21.73	99%	Lidl HomeGoods DSW Staples
Barcroft Plaza Falls Church, VA 22041	1963, 1972, 1990, & 2000	2006/2007/ 2016	113,000	$32.78	98%	Harris Teeter
Barracks Road Charlottesville, VA 22905	1958	1985	487,000	$29.95	91%	Harris Teeter Kroger Anthropologie Old Navy Ulta Michaels
Birch & Broad Falls Church, VA 22046	1960/1962	1967/1972	144,000	$40.58	100%	Giant Food CVS Staples
Chesterbrook McLean, VA 22101(4)	1967	2021	89,000	$32.43	91%	Safeway Starbucks
Fairfax Junction Fairfax, VA 22030(8)	1981, 1986, 2000	2019/2020	124,000	$29.15	98%	Aldi CVS Planet Fitness
Graham Park Plaza Falls Church, VA 22042	1971	1983	133,000	$39.72	95%	Giant Food
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$51.51	98%
Kingstowne Towne Center Kingstowne, VA 22315	1996, 2001, 2006	2022	411,000	$29.03	100%	Giant Food Safeway TJ Maxx HomeGoods Ross Dress for Less
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(8)	1966, 1972,1987 & 2001	2003/2006/2021	565,000	$21.43	97%	Shoppers Food Warehouse TJ Maxx Home Depot Old Navy Burlington Ulta
Old Keene Mill Springfield, VA 22152	1968	1976	90,000	$46.51	100%	Trader Joe's Walgreens Planet Fitness
Pike 7 Plaza Vienna, VA 22180	1968	1997/2015	175,000	$51.85	99%	Lidl TJ Maxx DSW Ulta
Providence Place (formerly Pan Am) Fairfax, VA 22031	1979	1993	228,000	$25.17	90%	Safeway Micro Center CVS Michaels
Tower Shopping Center Springfield, VA 22150	1960	1998	109,000	$31.09	99%	L.A. Mart Total Wine & More Talbots
Twinbrooke Centre Fairfax, VA 22032	1977	2021	103,000	$30.42	98%	Safeway Outback Steakhouse
Tyson's Station Falls Church, VA 22043	1954	1978	48,000	$54.82	96%	Trader Joe's
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	277,000	$41.22	91%	Harris Teeter CVS AMC Multiple Restaurants
Virginia Gateway Gainesville, VA 20015	1999, 2006-2008, 2013-2016	2024	668,000	$27.56	98%	Giant Food HomeGoods Total Wine & More Best Buy Ulta
Westpost Arlington, VA 22202	2001-2002	1998/2010	298,000	$35.22	99%	Harris Teeter Target TJ Maxx Ulta Walgreens DSW

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Base Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Willow Lawn Richmond, VA 23230	1957	1983	463,000	$23.49	98%	Kroger Old Navy Ross Dress for Less Gold's Gym Dick's Sporting Goods Ulta
Total — Commercial (9)			28,798,000	$32.79	96%
Total —Residential			2,678 units		95%
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
(9)Aggregate information is calculated on a GLA weighted-average basis, excluding Chandler Festival, Chandler Gateway, and La Alameda, which are all unconsolidated properties at December 31, 2025.
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2025
Fourth quarter	$102.81	$90.03	$1.130
Third quarter	$102.94	$89.99	$1.130
Second quarter	$99.37	$80.65	$1.100
First quarter	$111.82	$94.58	$1.100
2024
Fourth quarter	$118.09	$109.41	$1.100
Third quarter	$118.34	$99.64	$1.100
Second quarter	$105.98	$95.98	$1.090
First quarter	$104.54	$97.13	$1.090
On February 9, 2026, there were 1,780 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 58 consecutive years.
Our total annual dividends paid per common share for 2025 and 2024 were $4.43 per share and $4.37 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2026 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2025	2024
Ordinary dividend	$3.810	$3.583
Capital gain	0.620	0.656
Return of capital	—	0.131
	$4.430	$4.370
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
Total Stockholder Return Performance
The following performance graph compares the cumulative total shareholder return on Federal Realty's common shares with the S&P 500 Index and the index of equity real estate investment trusts prepared by the National Association of Real Estate Investment Trusts ("NAREIT") for the five fiscal years commencing December 31, 2020, and ending December 31, 2025, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE MKT, or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$225
$200
$175
$150
$125
$100
$75
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Federal Realty Investment Trust
S&P 500
FTSE NAREIT Equity Total REIT Index

Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2025, no common shares in connection with the redemption of downREIT operating partnership units were issued. Any equity securities sold by us during 2025 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2025, our Board of Trustees approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of December 31, 2025, no common shares have been repurchased through the program.
During 2025, 5,489 restricted common shares were forfeited by former employees.
From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.
ITEM 6.    RESERVED
None.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 13, 2025.

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
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interest of, is sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, management, and redevelopment of high quality retail and mixed-use properties. These properties are located primarily in major coastal markets and select underserved markets that we believe have strong economic and demographic fundamentals.As of December 31, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 28.8 million commercial square feet. In total, the real estate projects were 96.1% leased and 94.1% occupied at December 31, 2025. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 58 consecutive years.
General Economic Conditions
Significant uncertainty continues within the macro-economic environment including concerns over inflation, changing interest rates, new or higher tariffs and their impact on trade and prices, increases or decreases in federal government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current economic environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.
Additional discussion of the impact of current economic conditions on our results and long-term operations can be found throughout Item 7 and Item 1A. Risk Factors.
Corporate Responsibility
We actively endeavor to operate and develop our properties in a sustainable, responsible, and effective manner with the objective being to drive long-term growth and aid in value creation for our shareholders, tenants, employees, and local communities. We have aligned our program and efforts with the United Nations Sustainable Development Goals, as described in our Sustainability Policy and our 2024 sustainability report, which are provided only for informational purposes on our website and not incorporated by reference herein.
We are committed to implementing sustainable business practices at our operating properties that focus on energy efficiency, water conservation and waste minimization and have established greenhouse gas (GHG) emissions reduction targets in accordance with the Science-Based Targets initiative. To achieve this target, we are actively addressing energy efficiency projects on site such as upgrading to LED lighting, procuring zero carbon energy, reducing electric consumption, and increasing our onsite solar generation capacity. We have installed on-site solar systems at 28 of our properties with a capacity of 15.3 MW. We also installed electric vehicle car charging stations in numerous properties throughout our portfolio. We currently have nearly 500 charging stations in operation with more planned.
We also understand that we face risks presented by climate change and are working to evaluate our risk exposure. In our 2024 sustainability report, we provided a disclosure pursuant to the Task Force on Climate Related Financial Disclosure and we intend to provide that disclosure annually.
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
Collectibility of Lease Income
Our leases with our tenants are classified as operating leases. When collection of substantially all lease payments during the lease term is considered probable, the lease qualifies for accrual accounting. When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in rental income. For example, in the event that our collectibility determinations were not accurate and we were required to write off additional receivables equaling 1% of rental income, our rental income and net income would decrease by $12.5 million. If leases currently classified as not probable are subsequently changed to probable, any lease receivables (including straight-line rent receivables) are re-instated with a corresponding increase to rental income.

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
During 2025 and 2024, we acquired properties included in our consolidated financial statements with a total purchase price of $1.0 billion. $11.7 million, or 1% of the total purchase price was allocated to above market lease assets and $71.6 million, or 7% was allocated to below market lease liabilities. If the amounts allocated in 2025 and 2024 to below market lease liabilities and building assets were each reduced by 5% of the total purchase price, annual below market lease liability amortization increasing rental income would decrease by approximately $3.8 million (using the weighted average life of below market liabilities at each respective acquired property) and annual depreciation expense would decrease by approximately $1.5 million (using a depreciable life of 35 years).
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
The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Because our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. We are also required to estimate the anticipated hold period. A change in the expected holding period from a long term hold to a short term would cause a significant change in the undiscounted cash flows and could result in an impairment charge. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income. During the fourth quarter of 2025, we recognized a $7.4 million impairment charge related to our North Dartmouth property, as a result of an impairment analysis.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
2025 and 2026 Acquisitions and Dispositions
During the year ended December 31, 2025, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
February 25, 2025	Del Monte Shopping Center	Monterey, California	675,000	$123.5	(1)
July 1, 2025	Town Center Crossing and Town Center Plaza	Leawood, Kansas	552,000	$289.0	(2)
October 10, 2025	Annapolis Town Center	Annapolis, Maryland	479,000	$187.0	(3)
November 24, 2025	Village Pointe	Omaha, Nebraska	452,000	$153.3	(4)

(1)Approximately $17.7 million and $0.8 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
(2)Approximately $31.0 million and $6.5 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $11.4 million of net assets acquired were allocated to other liabilities for "below market leases."
(3)Approximately $18.0 million and $2.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $9.0 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)Approximately $18.1 million and $1.0 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $10.5 million of net assets acquired were allocated to other liabilities for "below market leases."
During the year ended December 31, 2025, we sold the following properties:

Property	Sales Price	Gain
	(in millions)	(in millions)
Pike & Rose (one residential building)	$125.0	$41.9
Santana Row (one residential building)	73.9	49.1
Hollywood Boulevard	69.0	27.2
Bristol Plaza	44.4	30.6
White Marsh Other (portion)	3.4	0.8
	$315.7	$149.6
On February 5, 2026, we sold a residential building at our Santana Row property and our Courthouse Center property for sales prices totaling $158.5 million.
2025 Significant Debt and Equity Transactions
On January 9, 2025 and October 1, 2025 we repaid two mortgage loans at our Hoboken property totaling $4.3 million,at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also had the right to borrow up to an additional $150.0 million, which we exercised on September 22, 2025, bringing our total amount outstanding under this agreement to $750.0 million as of December 31, 2025. Debt issuance costs related to our term loan were $4.9 million. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
On October 30, 2025, we refinanced the $40.0 million mortgage loan at Azalea, with a new $55.0 million mortgage loan that bears interest at SOFR + 85 basis points, based on our credit rating, and matures on October 30, 2028, plus two one-year extensions, at our option. Debt issuance costs related to this mortgage loan were $0.6 million.
On November 17, 2025, we entered into an additional unsecured term loan agreement, which gives us the capacity to borrow up to $250.0 million at an interest rate of SOFR + 85 basis points, based on our current credit rating. The loan matures on January 31, 2031, and as of December 31, 2025, we do not have any outstanding borrowings under this agreement. Debt issuance costs related to this term loan were $1.5 million. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $500.0 million.
On December 17, 2025, we exercised our first option to extend our $200.0 million mortgage loan at Bethesda Row by one year to December 28, 2026. We have one one-year extension, at our option remaining to extend the loan to December 28, 2027.
During 2025, the maximum amount of borrowings outstanding under our revolving credit facility was $461.6 million. The weighted average amount of borrowings outstanding was $153.2 million, and the weighted average interest rate, before amortization of debt fees, was 5.0%. The revolving credit facility requires an annual facility fee which is $1.9 million under the amended credit agreement. At December 31, 2025, our revolving credit facility had $310.0 million outstanding. On October 30, 2025, the interest rate on our revolving credit facility was reduced by removing the 0.10% adjustment to SOFR.
Our revolving credit facility, term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2025, we were in compliance with all default related debt covenants.

On February 14, 2025, we amended our existing at-the-market (“ATM”) equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes. As of December 31, 2025, we have the capacity to issue up to $750.0 million in common shares under this program.
During 2025, we settled our open forward sales agreements by issuing 476,497 common shares for net proceeds of $54.2 million.
In April 2025, our Board of Trustees approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of December 31, 2025, no common shares have been repurchased through the program.
Other Transaction
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the year ended December 31, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, and construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $185 million and $9 million, respectively, for 2025 and $136 million and $8 million, respectively, for 2024. We capitalized external and internal costs related to other property improvements of $105 million and $5 million, respectively, for 2025 and $103 million and $5 million, respectively, for 2024. We capitalized external and internal costs related to leasing activities of $19 million and $4 million, respectively, for 2025 and $27 million and $4 million, respectively, for 2024. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $8 million, $4 million, and $4 million, respectively, for both 2025 and 2024. Total capitalized costs were $326 million for 2025 and $283 million for 2024, respectively.
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
Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.3 million square feet of comparable space leasing we've completed in 2025, and the 2.0% spread between our leased rate of 96.1% and our occupied rate of 94.1%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from supply chain disruptions or tariffs could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases.

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
We believe the locations and nature of our centers and diverse tenant base partially mitigates any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2025, no single tenant accounted for more than 2.4% of annualized base rent.

We continue to have several development projects in process being delivered as follows:
•Phase IV at Pike & Rose is a 272,000 square foot office building (which includes 10,000 square feet of ground floor retail space). All of the space is leased, of which, 249,000 square feet is occupied. The building is expected to cost between $180 million and $190 million, and began delivering in late September 2023.
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. Approximately 345,000 square feet of space is leased, of which 317,000 square feet is occupied.
•Construction of a 258-unit residential project at Santana Row, which is expected to cost between $140 million and $148 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $304 million that we expect to stabilize over the next several years.

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
At December 31, 2025, the leasable commercial square feet in our properties was 96.1% leased and 94.1% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the year ended December 31, 2025 and the comparison of 2024, all or a portion of 94 properties were considered comparable properties and seven were considered non-comparable properties. For the year ended December 31, 2025, one property was moved from comparable properties to non-comparable properties, and two properties and one portion of three properties were removed from comparable properties, as they were sold, compared to the designations as of December 31, 2024. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024

			Change
	2025	2024	Dollars	%
	(Dollar amounts in thousands)
Rental income	$1,245,491	$1,170,078	$75,413	6.4%
Other property income	32,371	31,258	1,113	3.6%
Mortgage interest income	1,113	1,116	(3)	(0.3)%
Total property revenue	1,278,975	1,202,452	76,523	6.4%
Rental expenses	267,445	249,569	17,876	7.2%
Real estate taxes	151,438	142,230	9,208	6.5%
Total property expenses	418,883	391,799	27,084	6.9%
Property operating income (1)	860,092	810,653	49,439	6.1%
General and administrative expense	(46,913)	(49,739)	2,826	(5.7)%
Depreciation and amortization	(367,842)	(342,598)	(25,244)	7.4%
New market tax credit transaction income	14,176	—	14,176	100.0%
Gain on sale of real estate	150,111	54,040	96,071	177.8%
Impairment charge	(7,425)	—	(7,425)	100.0%
Operating income	602,199	472,356	129,843	27.5%
Other interest income	3,143	4,294	(1,151)	(26.8)%
Interest expense	(183,614)	(175,476)	(8,138)	4.6%
Income from partnerships	1,920	3,160	(1,240)	(39.2)%
Total other, net	(178,551)	(168,022)	(10,529)	6.3%
Net income	423,648	304,334	119,314	39.2%
Net income attributable to noncontrolling interests	(12,571)	(9,126)	(3,445)	37.7%
Net income attributable to the Trust	$411,077	$295,208	$115,869	39.2%
(1) Property operating income is a non-GAAP measure that consists of rental income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations to the previous period and we consider it be a significant measure. We believe that property operating income is useful to investors in measuring the operating performance of our property portfolio because the definition excludes various items included in operating income that do not relate to, or are not indicative of, the operating performance of our properties, such as general and administrative expenses and depreciation and amortization, and allows us to isolate disparities in operating income caused by acquisitions, dispositions, and stabilization of properties. Property operating income may, therefore, provide a more consistent metric for comparing the operating performance of our real estate between periods. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for 2025 and 2024 is as follows:

	2025	2024
	(in thousands)
Operating income	$602,199	$472,356
General and administrative	46,913	49,739
Depreciation and amortization	367,842	342,598
New market tax credit transaction income	(14,176)	—
Gain on sale of real estate	(150,111)	(54,040)
Impairment charge	7,425	—
Property operating income	$860,092	$810,653

Property Revenues
Total property revenue increased $76.5 million, or 6.4%, to $1.28 billion in 2025 compared to $1.20 billion in 2024. The percentage occupied at our shopping centers was 94.1% at both December 31, 2025 and 2024. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $49.2 million from 2025 and 2024 acquisitions,
•an increase of $36.4 million from comparable properties primarily related to higher rental rates of approximately $14.5 million, an $11.9 million increase in recoveries from tenants primarily on higher expenses and occupancy, higher average occupancy of approximately $8.6 million, and a $2.0 million increase in parking income, partially offset by a $1.9 million increase in collectibility related adjustments, and
•an increase of $8.3 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $15.8 million from property dispositions.
Property Expenses
Total property expenses increased $27.1 million, or 6.9%, to $418.9 million in 2025 compared to $391.8 million in 2024. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $17.9 million, or 7.2%, to $267.4 million in 2025 compared to $249.6 million in 2024. This increase is primarily due to the following:
•and increase of $10.6 million from 2025 and 2024 acquisitions,
•an increase of $7.3 million from comparable properties due primarily to higher snow removal, higher utilities, and an increase in management fees on higher revenues, partially offset by lower repairs and maintenance costs and insurance costs, and
•an increase of $4.2 million from non-comparable properties due primarily to openings at Santana West and Pike & Rose Phase IV, partially offset by
•a decrease of $3.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 21.5% for the year ended December 31, 2025 from 21.3% for the year ended December 31, 2024.
Real Estate Taxes
Real estate tax expense increased $9.2 million, or 6.5% to $151.4 million in 2025 compared to $142.2 million in 2024 due primarily to the following:
•an increase of $5.6 million from 2025 and 2024 acquisitions,
•an increase of $2.8 million from comparable properties due to higher assessments and prior year refunds received during 2024, and
•an increase of $2.6 million from non-comparable properties primarily due to openings at Santana West and Pike & Rose Phase IV, partially offset by
•a decrease of $1.8 million from property dispositions.

Property Operating Income
Property operating income increased $49.4 million, or 6.1%, to $860.1 million in 2025 compared to $810.7 million in 2024. This increase is primarily driven by 2025 and 2024 acquisitions and higher rental rates and average occupancy, partially offset by property dispositions and higher collectibility related adjustments.
General and administrative expenses
General and administrative expense decreased $2.8 million, or 5.7%, to $46.9 million in 2025 compared to $49.7 million in 2024. This decrease is primarily driven by the $3.7 million one-time charge in 2024 related to the departure of an executive officer, partially offset by higher employee compensation expense.

Depreciation and amortization
Depreciation and amortization expense increased $25.2 million, or 7.4%, to $367.8 million in 2025 from $342.6 million in 2024. This increase is due primarily to 2025 and 2024 acquisitions and openings at Santana West and Pike & Rose Phase IV, partially offset by fully depreciated lease assets related to our Grossmont property and property dispositions.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the year ended December 31, 2025 is due to the sale of new market tax credits related to Freedom Plaza (see Note 7 to the consolidated financial statements for additional information).
Gain on Sale of Real Estate
The $150.1 million gain on sale of real estate for the year ended December 31, 2025 is due primarily to the sale of one residential building at both Santana Row and Pike & Rose, our Bristol Plaza and Hollywood Boulevard properties, and a portion of our White Marsh Other property (see Note 3 to the consolidated financial statements for additional information).
The $54.0 million gain on sale of real estate for the year ended December 31, 2024 is due primarily to the sale of Third Street Promenade and a portion of our White Marsh Other property (see Note 3 to the consolidated financial statements for additional information).
Impairment Charge
The $7.4 million impairment charge for the year ended December 31, 2025 relates to our North Dartmouth property.
Operating Income
Operating income increased $129.8 million, or 27.5%, to $602.2 million in 2025 compared to $472.4 million in 2024. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, income related to the sale of the new market tax credits, and 2025 and 2024 acquisitions, partially offset by property dispositions, impairment charge, and higher collectibility related adjustments.
Other
Interest Expense
Interest expense increased $8.1 million, or 4.6%, to $183.6 million in 2025 compared to $175.5 million in 2024. This increase is due primarily to the following:
•a decrease of $7.3 million in capitalized interest, and
•an increase of $6.2 million due to higher weighted average borrowings, partially offset by,
•a decrease of $5.4 million due to a lower overall weighted average borrowing rate.
Gross interest costs were $196.8 million and $196.0 million in 2025 and 2024, respectively. Capitalized interest was $13.2 million and $20.5 million in 2025 and 2024, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $3.4 million, or 37.7%, to $12.6 million in 2025 compared to $9.1 million in 2024. The increase is primarily attributable to the new market tax credit transaction income in 2025, as well as higher income at our properties where there is a noncontrolling interest.
Discussions of year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 13, 2025.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in 2025 were approximately $389.7 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also increased the size of our term loan by $150.0 million, which we exercised in September 2025, bringing our total amount outstanding under this agreement to $750.0 million as of December 31, 2025. In October 2025, we refinanced the $40.0 million loan at Azalea, with a new $55.0 million mortgage loan. In the next twelve months, we have $652.4 million of debt maturing, of which $200.0 million is the mortgage loan secured by Bethesda Row, for which we have one additional one-year extension remaining, under which we could extend the maturity date to December 28, 2027.
As of December 31, 2025, we had cash and cash equivalents of $107.4 million, $310.0 million outstanding on our $1.25 billion unsecured revolving credit facility, and the capacity to issue up to $750.0 million in common shares under the ATM program. We also have the ability to borrow $250.0 million through a new term loan agreement that we entered into on November 17, 2025 (see Note 5 to our consolidated financial statements for additional information); we expect to borrow the $250.0 million in February 2026 to fund debt maturities.
For the year ended 2025, the weighted average amount of borrowings outstanding on our revolving credit facility was $153.2 million, and the weighted average interest rate, before amortization of debt fees, was 5.0%.
Our capital requirements in 2026 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of construction with remaining costs of $322 million. We expect to incur the majority of those costs in the next two years. We expect other capital costs (excluding acquisitions) to be at levels consistent with 2025. During 2025, we acquired properties for $752.8 million, and will continue to evaluate additional opportunities in 2026.
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
Summary of Cash Flows

	Year Ended December 31,
	2025	2024	Change
	(In thousands)
Net cash provided by operating activities	$622,378	$574,563	$47,815
Net cash used in investing activities	(743,068)	(446,826)	(296,242)
Net cash provided by (used in) financing activities	102,953	(252,298)	355,251
Decrease in cash and cash equivalents	(17,737)	(124,561)	106,824
Cash, cash equivalents, and restricted cash, beginning of year	135,443	260,004	(124,561)
Cash, cash equivalents, and restricted cash, end of year	$117,706	$135,443	$(17,737)

Net cash provided by operating activities increased $47.8 million to $622.4 million during 2025 from $574.6 million during 2024. The increase was primarily attributable to higher net income after adjusting for non-cash items and gains on sale of real estate and the timing of payments.

Net cash used in investing activities increased $296.2 million to $743.1 million during 2025 from $446.8 million during 2024. The increase was primarily attributable to:
•a $461.3 million increase in acquisition of real estate primarily due to the acquisitions of the fee interest in Village Pointe in November 2025, Annapolis Town Center in October 2025, Town Center Crossing and Town Center Plaza in July 2025 and Del Monte Shopping Center in February 2025 (see Note 3 to the consolidated financial statements for additional information), as compared to the acquisitions of the fee interest in Virginia Gateway in May 2024 and Pinole Vista Crossing in July 2024, and
•$44.6 million increase in capital expenditures,
partially offset by,
•a $205.7 million increase in net proceeds from the sale of real estate primarily due to $305.6 million of net proceeds from the sale of a residential building at both Santana Row and Pike & Rose, our Hollywood Boulevard and Bristol properties, and a portion of our White Marsh Other property in 2025, as compared to $99.9 million of net proceeds from the sale of Third Street Promenade and a portion of our White Marsh Other property in 2024.
Net cash used in financing activities decreased $355.3 million to $103.0 million provided by financing activities during 2025 from $252.3 million used in financing activities during 2024. The decrease was primarily attributable to:
•$600.0 million from the January 2024 repayment of our $600.0 million 3.95% senior unsecured notes at maturity,
•$310.0 million in borrowings on our revolving credit facility at December 31, 2025,
•$145.0 million in net proceeds from our unsecured term loan in 2025,
•a $19.4 million premium paid for the capped call transactions entered into in connection with the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024, and
•$14.4 million in net proceeds from the refinance of the $40.0 million loan at Azalea, with a new $55.0 million mortgage loan (see Note 5 to the consolidated financial statements for additional information), partially offset by
•$471.5 million in net proceeds from the issuance of $485.0 million 3.25% exchangeable senior notes in January 2024,
•a $249.6 million decrease in net proceeds from the issuance of common shares under our ATM program, and
•a $16.5 million increase in dividends paid to common and preferred shareholders due to an increase in the number of outstanding shares, as well as an increase to the common share dividend rate.
Cash Requirements
The following table provides a summary of material cash requirements comprising our fixed, noncancelable obligations as of December 31, 2025:

	Cash Requirements by Period
	Total	Next Twelve Months	Greater than Twelve Months
	(In thousands)
Fixed and variable rate debt (principal only) (1)	$4,963,602	$655,595	$4,308,007
Fixed and variable rate debt - our share of unconsolidated real estate partnerships (principal only)(2)	62,384	378	62,006
Lease obligations (minimum rental payments) (3)	281,338	6,331	275,007
Redevelopments/capital expenditure contracts	314,158	238,613	75,545
Real estate commitments (4)	10,438	2,500	7,938
Total estimated cash requirements	$5,631,920	$903,417	$4,728,503
 _____________________
(1)The weighted average interest rate on our fixed and variable rate debt is 3.8% as of December 31, 2025. Of the $655.6 million of debt maturing in the next twelve months as of December 31, 2025, $200.0 million is our mortgage loan secured by Bethesda Row which has a one-year extension, at our option, to extend the loan to December 2027.
(2)The weighted average interest rate on the fixed and variable rate debt related to our unconsolidated real estate partnerships is 4.79% as of December 31, 2025.
(3)This includes minimum rental payments related to both finance and operating leases.

(4)On January 6, 2026, we purchased the fee interest under one of our ground leases at Bethesda Row for $2.5 million.The total also includes the liability related to the sale under threat of condemnation at San Antonio Center as further discussed in Note 7 to the consolidated financial statements.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a)Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2025, our estimated liability upon exercise of the put option would range from approximately $62 million to $63 million.
(b)Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2025, a total of 526,915 downREIT operating partnership units are outstanding.
(c)The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
(d)The other member in Hoboken has the right to require us to purchase all of its 10% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $12 million to $13 million.
(e)Effective June 14, 2026, the other member in Camelback Colonnade and Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
(f)Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
(g)Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
(h)At December 31, 2025, we had letters of credit outstanding of approximately $5.5 million.
Off-Balance Sheet Arrangements
At December 31, 2025, we have four real estate related equity method investments with total debt outstanding of $151.1 million, of which our share is $62.4 million. Our investment in these ventures at December 31, 2025 was $27.9 million.
Other than the items disclosed in the Cash Requirements table, we have no off-balance sheet arrangements as of December 31, 2025 that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2025:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2025	Stated Interest Rate as of December 31, 2025	Maturity Date
	(Dollars in thousands)
Mortgages payable
Bell Gardens	Acquired	$10,885	4.06%	August 1, 2026
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Azalea (2)(3)	55,000	55,000	SOFR + 0.85%	October 30, 2028
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (4)	56,450	50,568	SOFR + 1.95%	December 15, 2029
Various Hoboken (12 Buildings) (5)	Acquired	23,568	Various	Various through 2029
Chelsea	Acquired	3,091	5.36%	January 15, 2031
Subtotal		523,212
Net unamortized debt issuance costs and discount		(1,453)
Total mortgages payable, net		521,759
Notes payable
Revolving credit facility (2)(7)	(6)	310,000	SOFR + 0.775%	April 5, 2027
$750 million term loan (2)(7)(8)	750,000	750,000	SOFR + 0.85%	March 20, 2028
$250 million term loan (2)(7)	250,000	—	SOFR + 0.85%	January 31, 2031
Various	3,484	1,190	Various	Various through 2059
Subtotal		1,061,190
Net unamortized debt issuance costs		(3,859)
Total notes payable, net		1,057,331
Senior notes and debentures (7)
Unsecured fixed rate
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,379,200
Net unamortized debt issuance costs and premium		(15,190)
Total senior notes and debentures, net		3,364,010

Total debt, net		$4,943,100
_____________________
(1)We have one one-year extension, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(2)Our Azalea mortgage loan, revolving credit facility SOFR loans, and our term loans bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating.
(3)The Operating Partnership is a co-borrower on this mortgage loan. Additionally, we have two one-year extensions, at our option to extend the maturity date of this mortgage loan to October 30, 2030.
(4)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(5)The interest rates on these mortgages range from 3.91% to 5.00%.
(6)The maximum amount drawn under our $1.25 billion revolving credit facility during 2025 was $461.6 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.0%.
(7)The Operating Partnership is the obligor under our revolving credit facility, term loans, senior notes and debentures. A wholly owned subsidiary of the Operating Partnership is also an obligor of the $750.0 million term loan.

(8)The interest rate on $450.0 million of our term loan is fixed at a weighted average interest rate of 4.17% through March 1, 2028 through interest rate swap agreements.
Our revolving credit facility, unsecured term loans, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2025, we were in compliance with all financial and other covenants related to our revolving credit facility, term loans, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2025:

	Unsecured		Secured		Total
	(In thousands)
2026	$429,353		$226,242	(1)	$655,595
2027	825,037	(2)	178,282		1,003,319
2028	1,100,000	(3)	57,511	(4)	1,157,511
2029	885,000		60,434		945,434
2030	400,000		684		400,684
Thereafter	801,000		59		801,059
	$4,440,390		$523,212		$4,963,602	(5)
_____________________
(1)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2026 plus one one-year extension, at our option to December 28, 2027.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027 plus two six-month extensions, at our option to April 5, 2028. As of December 31, 2025, there was $310.0 million outstanding under this credit facility.
(3)Our $750.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(4)Our $55.0 million mortgage loan secured by Azalea matures on October 30, 2028, plus two one-year extensions at our option to October 30, 2030.
(5)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2025.
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

At December 31, 2025, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(in millions)
Consolidated Debt
$750 million term loan	$450.0	4.17%	March 1, 2028
Hoboken mortgage loan	$50.6	3.67%	December 15, 2029
Unconsolidated Debt
Assembly Row Hotel	$37.9	6.11%	May 30, 2028
Chandler Festival	$51.0	4.93%	October 4, 2030
Chandler Gateway	$22.3	4.93%	October 4, 2030
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2025, 2024 and 2023.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.
Funds From Operations
Nareit Funds From Operations (“Nareit FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“Nareit”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization, and excluding gains and losses on the sale of real estate or changes in control, net of tax, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. We compute Nareit FFO in accordance with the Nareit definition, and we have historically reported our Nareit FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that Nareit FFO:
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
We consider Nareit FFO available for common shareholders a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of the real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation. We use Nareit FFO primarily as one of several means of assessing our operating performance in comparison with other REITs. Comparison of our presentation of Nareit FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the Nareit definition used by such REITs.
An increase or decrease in Nareit FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis. However, we must distribute at least 90% of our annual taxable income to remain qualified as a REIT. Therefore, a significant increase in Nareit FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.
Core Funds From Operations ("Core FFO") is a supplemental non-GAAP financial measure of performance that adjusts Nareit FFO to exclude the impact of certain items that management considers are not indicative of the Company’s ongoing operating and financial performance. These adjustments include, when applicable, (1) gains or losses on early extinguishment of debt, (2) new market tax credit transaction income, (3) executive transition costs, (4) collection of prior period rents which were contractually deferred or payments renegotiated related to the COVID-19 pandemic, and (5) other items as determined by management. Management believes Core FFO provides enhanced comparability across periods and additional insight into the Company’s underlying operating results, by excluding items that may reflect short-term fluctuations in net income and Nareit

FFO. Core FFO is not intended to be a substitute for net income or Nareit FFO. Comparison of our presentation of Core FFO to similarly titled measures for other REITs may not be meaningful due to possible differences in the way Core FFO is defined or applied by other REITs.
The reconciliation of net income attributable to common shareholders to Nareit FFO and Core FFO is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Reconciliation of net income attributable to common shareholders to Nareit FFO
Net income	$423,648	$304,334	$247,217
Net income attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
Gain on sale of real estate	(150,111)	(54,040)	(9,881)
Impairment charge	7,425	—	—
Depreciation and amortization of real estate assets	320,311	302,455	285,689
Amortization of initial direct costs of leases	42,671	33,377	31,208
Funds from operations	631,373	577,000	544,001
Dividends on preferred shares (1)	(7,500)	(7,500)	(7,500)
Income attributable to downREIT operating partnership units	2,463	2,743	2,767
Income attributable to unvested shares	(2,080)	(2,004)	(1,955)
Funds from operations available for common shareholders	$624,256	$570,239	$537,313
Weighted average number of common shares, diluted (1)(2)	86,498	84,286	82,044

Funds from operations available for common shareholders, per diluted share	$7.22	$6.77	$6.55

Reconciliation of Nareit FFO to Core FFO
Nareit FFO	$624,256	$570,239	$537,313
Adjustments:
New market tax credit transaction income, net (3)	(13,004)	—	—
Executive transition costs	—	3,687	—
Collection of prior period rents deferred during COVID	(261)	(3,218)	(5,136)
Core FFO	$610,991	$570,708	$532,177

Core FFO per diluted share (2)	$7.06	$6.77	$6.49
_____________________
(1)For the years ended December 31, 2025, 2024 and 2023, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute FFO per diluted common share includes shares issuable upon the assumed redemption of outstanding downREIT operating partnership units that were excluded from the computation of diluted EPS. The assumed issuance of shares upon redemption of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for 2024 and 2023.
(3)The $13.0 million net new market tax credit transaction income for the year ended December 31, 2025 is due to the sale of new market tax credits related to Freedom Plaza (see Note 7 to the consolidated financial statements for additional information).
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2025, we had $4.1 billion of fixed-rate debt outstanding, including $450.0 million of our unsecured term loan and $50.6 million of mortgage payables for which the rate is effectively fixed by interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2025 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $137.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2025 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $152.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At December 31, 2025, we had $865.0 million of variable rate debt outstanding, comprised of $310.0 million outstanding on our revolving credit facility, $300.0 million of our unsecured term loan, our $200.0 million mortgage loan at Bethesda Row, and our $55.0 million mortgage loan at Azalea. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $8.7 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $8.7 million with a corresponding increase in our net income and cash flows for the year.
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

Our management, with the participation of the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Trust and the Operating Partnership’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Trust and the Operating Partnership’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Trust and the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.
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
We assessed the effectiveness of the Trust and the Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, management concluded that the Trust and the Operating Partnership's internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Recent Legislation. New legislation has been recently enacted that modifies certain disclosures under the heading "Material Federal Income Tax Considerations" contained in prospectuses filed by Federal Realty Investment Trust and/or Federal Realty OP LP under the Securities Act of 1933 prior to the date of this Annual Report. See below for a brief description of these modifications.
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

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2026 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-41.

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
10.21
Form of Restricted Share Award Agreement for awards made under Federal Realty Investment Trust's Long-Term Incentive Award Program and the Trust's Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out the 2020 Plan (previously filed as Exhibit 10.32 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021 and incorporated herein by reference)

10.22
Form of Option Award Agreement for awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.33 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.23
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under Federal Realty Investment Trust’s Long-Term Incentive Award Program for shares issued out of the 2020 Plan (previously filed as Exhibit 10.34 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.24
Form of Performance Share Award Agreement for shares awarded out of the 2020 Plan (previously filed as Exhibit 10.35 to the Predecessor's Annual Report on From 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.25
Form of Option Award Agreement for basic options awarded out of the 2020 Plan (previously filed as Exhibit 10.36 to the Predecessor's Annual Report on Form 10-K, filed on February 11, 2021, and incorporated herein by reference)

10.26
Omnibus Assignment, Assumption and Amendment entered into between the Predecessor and the Parent Company (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 3, 2022 and incorporated herein by reference)

10.27
Second Amended and Restated Credit Agreement, dated as of October 5, 2022, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on October 11, 2022 and incorporated herein by reference)

10.28
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 25, 2023, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed a Exhibit 10.34 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

10.29
Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 2, 2024, by and among the Partnership, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed a Exhibit 10.36 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated herein by reference)

10.30
Registration Rights Agreement dated January 11, 2024 among the Issuer, the Parent and the Representatives (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on January 11, 2024 and incorporated herein by reference)

10.31
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 14, 2024, by and among the Partnership, as borrower, each of the lenders arty thereto and Wells Fargo Bank, National Association, as administrative agent (previously filed as Exhibit 10.1 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)

10.32
₸ Consulting Agreement between Federal Realty OP LP and Jeffrey S. Berkes, dated January 1, 2025 (previously filed as Exhibit 10.40 to the Trust's Annual Report on Form 10-K, filed on February 13, 2025 and incorporated here by reference)

10.33
Amended and Restated Term Loan Agreement, dated as of March 20, 2025, by and among the Partnership, FRIT San Jose Town and Country Village, LLC, the financial institutions party thereto, as Lenders, PNC Bank, National Association, as Administrative Agent, and the other parties thereto (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K file on March 21, 2025 and incorporated by reference)

10.34
First Amendment to Severance Agreement dated as of May 7, 2025, by and between Federal Realty Investment Trust and Daniel Guglielmone (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on May 9, 2025 and incorporated herein by reference)

10.35	Term Loan Agreement dated as of November 17, 2025, by and among the Partnership, as Borrower, the financial institutions party thereto as Lenders, Truist Bank, as Administrative Agent, Bank of America, N.A and Mizuho Bank LTD., as Co-Syndication Agents, each of Truist Securities, Inc., BOA Securities, Inc., and Mizuho Bank LTD., as Joint Lead Arrangers and and Truist Securities, Inc., as Sole Book Manager (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K, filed on November 20, 2025 and incorporated herein by reference)

19.1
Policy on Insider Information and Trading in Federal Realty Shares and other Securities (previously filed as Exhibit 19.1 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated here by reference)

Exhibit No.	Description

21.1	Subsidiaries of Federal Realty Investment Trust and Federal Realty OP LP (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

Exhibit No.	Description
32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

97
Federal Realty Investment Trust and Federal Realty OP LP Clawback Policy (previously filed as Exhibit 97 to the Trust's Annual Report on Form 10-K, filed on February 12, 2024 and incorporated here by reference)

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each of the Registrants have duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 12, 2026.

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

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer and Trustee	February 12, 2026
Donald C. Wood	(Principal Executive Officer)

/S/ DANIEL GUGLIELMONE	Executive Vice President - Chief Financial	February 12, 2026
Daniel Guglielmone	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ DAVID W. FAEDER	Non -Executive Chairman	February 12, 2026
David W. Faeder

/S/ JOSEPH D. FISHER	Trustee	February 12, 2026
Joseph D. Fisher

/S/ ELIZABETH I. HOLLAND	Trustee	February 12, 2026
Elizabeth I. Holland

/S/ NICOLE Y. LAMB-HALE	Trustee	February 12, 2026
Nicole Y. Lamb-Hale

/S/ THOMAS A. MCEACHIN	Trustee	February 12, 2026
Thomas A. McEachin

/S/ ANTHONY P. NADER, III	Trustee	February 12, 2026
Anthony P. Nader, III

/S/ GAIL P. STEINEL	Trustee	February 12, 2026
Gail P. Steinel

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Trust as of and for the year ended December 31, 2025, and our report dated February 12, 2026 expressed an unqualified opinion on those financial statements.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders
Federal Realty Investment Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2026 expressed an unqualified opinion.

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
•We researched recent publicly available information, including information for a selection of tenants with the highest rental income recognized in the year ended December 31, 2025, such as bankruptcy filings, industry journals, and periodicals, and for any of the Trust’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
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
◦Recalculated the aging using supporting documentation.
◦Researched publicly available information to independently verify the completeness and accuracy of management’s information used to make the collectibility assessment.

/s/ GRANT THORNTON LLP

We have served as the Trust’s auditor since 2002.
Jacksonville, Florida
February 12, 2026

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the “Operating Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Operating Partnership as of and for the year ended December 31, 2025, and our report dated February 12, 2026 expressed an unqualified opinion on those financial statements.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm

Trustees and Unitholders
Federal Realty OP LP

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Federal Realty OP LP (a Delaware limited partnership) and subsidiaries (collectively, the "Operating Partnership") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Operating Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2026 expressed an unqualified opinion.

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
•We researched recent publicly available information, including information for a selection of tenants with the highest rental income recognized in the year ended December 31, 2025, such as bankruptcy filings, industry journals, and periodicals, and for any of the Operating Partnership’s tenants identified in our research, we evaluated whether such information was considered in management’s collectibility assessment.
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
◦Recalculated the aging using supporting documentation.
◦Researched publicly available information to independently verify the completeness and accuracy of management’s information used to make the collectibility assessment.

/s/ GRANT THORNTON LLP

We have served as the Operating Partnership's auditor since 2022.
Jacksonville, Florida
February 12, 2026

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Real estate, at cost
Operating (including $1,832,190 and $1,825,656 of consolidated variable interest entities, respectively)	$11,265,167	$10,363,961
Construction-in-progress (including $28,418 and $9,939 of consolidated variable interest entities, respectively)	374,735	539,752
	11,639,902	10,903,713
Less accumulated depreciation and amortization (including $468,725 and $424,044 of consolidated variable interest entities, respectively)	(3,351,881)	(3,152,799)
Net real estate	8,288,021	7,750,914
Cash and cash equivalents	107,415	123,409
Accounts and notes receivable, net	249,755	229,080
Mortgage notes receivable, net	9,091	9,144
Investment in partnerships	31,881	33,458
Operating lease right of use assets, net	83,120	85,806
Finance lease right of use assets, net	6,410	6,630
Prepaid expenses and other assets	354,767	286,316
TOTAL ASSETS	$9,130,460	$8,524,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $194,176 and $186,643 of consolidated variable interest entities, respectively)	$521,759	$514,378
Notes payable, net	1,057,331	601,414
Senior notes and debentures, net	3,364,010	3,357,840
Accounts payable and accrued expenses	219,678	183,564
Dividends payable	99,792	96,743
Security deposits payable	31,548	30,941
Operating lease liabilities	72,304	74,837
Finance lease liabilities	12,903	12,783
Other liabilities and deferred credits	250,494	227,827
Total liabilities	5,629,819	5,100,327
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	181,655	180,286
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $0.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $0.01 par, 200,000,000 shares authorized, 86,266,009 and 85,666,220 shares issued and outstanding, respectively	869	862
Additional paid-in capital	4,310,365	4,248,824
Accumulated dividends in excess of net income	(1,224,372)	(1,242,654)
Accumulated other comprehensive income	2,047	4,740
Total shareholders’ equity of the Trust	3,248,731	3,171,594
Noncontrolling interests	70,255	72,550
Total shareholders’ equity	3,318,986	3,244,144
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,130,460	$8,524,757
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
REVENUE
Rental income	$1,245,491	$1,170,078	$1,101,439
Other property income	32,371	31,258	29,602
Mortgage interest income	1,113	1,116	1,113
Total revenue	1,278,975	1,202,452	1,132,154
EXPENSES
Rental expenses	267,445	249,569	231,666
Real estate taxes	151,438	142,230	131,429
General and administrative	46,913	49,739	50,707
Depreciation and amortization	367,842	342,598	321,763
Total operating expenses	833,638	784,136	735,565

New market tax credit transaction income	14,176	—	—
Gain on sale of real estate	150,111	54,040	9,881
Impairment charge	(7,425)	—	—

OPERATING INCOME	602,199	472,356	406,470

OTHER INCOME/(EXPENSE)
Other interest income	3,143	4,294	4,687
Interest expense	(183,614)	(175,476)	(167,809)
Income from partnerships	1,920	3,160	3,869
NET INCOME	423,648	304,334	247,217
Net income attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
NET INCOME ATTRIBUTABLE TO THE TRUST	411,077	295,208	236,985
Dividends on preferred shares	(8,032)	(8,032)	(8,032)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$403,045	$287,176	$228,953
EARNINGS PER COMMON SHARE, BASIC
Net income available for common shareholders	$4.68	$3.42	$2.80
Weighted average number of common shares	85,852	83,559	81,313
EARNINGS PER COMMON SHARE, DILUTED
Net income available for common shareholders	$4.68	$3.42	$2.80
Weighted average number of common shares	86,405	83,566	81,313

NET INCOME	$423,648	$304,334	$247,217
Other comprehensive (loss) income - change in value of interest rate swaps	(2,903)	711	(1,824)
COMPREHENSIVE INCOME	420,745	305,045	245,393
Comprehensive income attributable to noncontrolling interests	(12,361)	(9,149)	(10,113)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$408,384	$295,896	$235,280

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2022	398,878	159,822	81,342,959	818	3,821,801	(1,034,186)	5,757	80,003	3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	—	—	—	—	—	236,985	—	2,979	239,964
Other comprehensive loss - change in value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(1,705)	—	(1,705)
Dividends declared to common shareholders ($4.34 per share)	—	—	—	—	—	(355,241)	—	—	(355,241)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Distributions declared to noncontrolling interests, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,541)	(4,541)
Common shares issued, net	—	—	1,310,118	13	131,716	—	—	—	131,729
Shares issued under dividend reinvestment plan	—	—	19,847	—	1,870	—	—	—	1,870
Share-based compensation expense, net of forfeitures	—	—	139,248	2	15,425	—	—	—	15,427
Shares withheld for employee taxes	—	—	(46,009)	—	(5,019)	—	—	—	(5,019)
Conversion and redemption of downREIT OP units	—	—	9,123	—	883	—	—	(883)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,092	1,092
Adjustment to redeemable noncontrolling interests	—	—	—	—	(7,400)	—	—	—	(7,400)
BALANCE AT DECEMBER 31, 2023	398,878	$159,822	82,775,286	$833	$3,959,276	$(1,160,474)	$4,052	$78,650	$3,042,159
Net income, excluding $7,022 attributable to redeemable noncontrolling interests	—	—	—	—	—	295,208	—	2,104	297,312
Other comprehensive income - change in value of interest rate swaps, excluding $23 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	688	—	688
Dividends declared to common shareholders ($4.38 per share)	—	—	—	—	—	(369,232)	—	—	(369,232)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Dividend equivalent rights	—	—	—	—	—	(124)			(124)
Distributions declared to noncontrolling interests, excluding $8,854 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(4,239)	(4,239)
Common shares issued, net	—	—	2,769,747	28	303,903	—	—	—	303,931
Shares issued under dividend reinvestment plan	—	—	18,101	—	1,784	—	—	—	1,784
Share-based compensation expense, net of forfeitures	—	—	149,510	1	17,378	—	—	—	17,379
Shares withheld for employee taxes	—	—	(64,635)	—	(6,709)	—	—	—	(6,709)
Conversion and redemption of downREIT OP units	—	—	18,211	—	1,636	—	—	(2,596)	(960)
Purchase of capped calls	—	—	—	—	(19,448)	—	—	—	(19,448)
Purchase of noncontrolling interest	—	—	—	—	(10,264)	—	—	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	725	725
Adjustment to redeemable noncontrolling interests	—	—	—	—	1,268	—	—	—	1,268
BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $8,138 attributable to redeemable noncontrolling interests	—	—	—	—	—	411,077	—	4,433	415,510
Other comprehensive loss - change in value of interest rate swaps, excluding $210 attributable to redeemable noncontrolling interest	—	—	—	—	—	—	(2,693)	—	(2,693)
Dividends declared to common shareholders ($4.46 per share)	—	—	—	—	—	(384,763)	—	—	(384,763)
Dividends declared to preferred shareholders	—	—	—	—	—	(8,032)	—	—	(8,032)
Distributions declared to noncontrolling interests, excluding $8,459 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(5,345)	(5,345)
Common shares issued, net	—	—	476,731	5	54,235	—	—	—	54,240
Shares issued under dividend reinvestment plan	—	—	19,139	—	1,840	—	—	—	1,840
Share-based compensation expense, net of forfeitures	—	—	147,801	2	15,559	—	—	—	15,561
Shares withheld for employee taxes	—	—	(45,040)	—	(4,911)	—	—	—	(4,911)
Conversion and redemption of downREIT OP units	—	—	1,158	—	(5,007)	—	—	(2,327)	(7,334)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	944	944
Adjustment to redeemable noncontrolling interests	—	—	—	—	(175)	—	—	—	(175)
BALANCE AT DECEMBER 31, 2025	398,878	$159,822	86,266,009	$869	$4,310,365	$(1,224,372)	$2,047	$70,255	$3,318,986
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$423,648	$304,334	$247,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,842	342,598	321,763
Gain on sale of real estate	(150,111)	(54,040)	(9,881)
Income from partnerships	(1,920)	(3,160)	(3,869)
New market tax credit transaction income	(14,176)	—	—
Straight-line rent	(27,976)	(26,833)	(11,576)
Share-based compensation expense	14,608	16,357	14,308
Impairment charge	7,425	—	—
Other, net	(3,114)	(2,158)	(4,959)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	2,417	(796)	3,468
Increase in prepaid expenses and other assets	(4,766)	(5,030)	(6,881)
Increase in accounts payable and accrued expenses	5,588	1,550	6,005
Increase in security deposits and other liabilities	2,913	1,741	235
Net cash provided by operating activities	622,378	574,563	555,830
INVESTING ACTIVITIES
Acquisition of real estate	(735,274)	(273,927)	(60,628)
Capital expenditures - development and redevelopment	(179,086)	(139,534)	(214,062)
Capital expenditures - other	(112,252)	(107,226)	(97,058)
Costs associated with property sold under threat of condemnation	(134)	—	(1,378)
Proceeds from sale of real estate	305,628	99,928	28,451
Investment in partnerships	(698)	—	—
Distribution from partnerships in excess of earnings	4,109	4,742	9,860
Leasing costs	(25,361)	(30,809)	(23,510)
Net cash used in investing activities	(743,068)	(446,826)	(358,325)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	310,000	—	—
Issuance of senior notes, net of costs	—	471,507	345,698
Repayment of senior notes	—	(600,000)	(275,000)
Issuance and extension of mortgages and notes payable, net of costs	157,661	(902)	199,237
Repayment of mortgages, finance leases, and notes payable	(7,662)	(3,496)	(58,472)
Purchase of capped calls	—	(19,448)	—
Issuance of common shares, net of costs	54,466	304,045	131,895
Dividends paid to common and preferred shareholders	(388,058)	(371,586)	(359,194)
Shares withheld for employee taxes	(4,911)	(6,709)	(5,019)
Contributions from noncontrolling interests	2,670	725	1,092
Distributions to and acquisition/redemptions of noncontrolling interests	(21,213)	(26,434)	(14,086)
Net cash provided by (used in) financing activities	102,953	(252,298)	(33,849)
(Decrease) increase in cash, cash equivalents, and restricted cash	(17,737)	(124,561)	163,656
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004	96,348
Cash, cash equivalents, and restricted cash at end of year	$117,706	$135,443	$260,004

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	December 31,
	2025	2024
	(In thousands, except unit data)
ASSETS
Real estate, at cost
Operating (including $1,832,190 and $1,825,656 of consolidated variable interest entities, respectively)	$11,265,167	$10,363,961
Construction-in-progress (including $28,418 and $9,939 of consolidated variable interest entities, respectively)	374,735	539,752
	11,639,902	10,903,713
Less accumulated depreciation and amortization (including $468,725 and $424,044 of consolidated variable interest entities, respectively)	(3,351,881)	(3,152,799)
Net real estate	8,288,021	7,750,914
Cash and cash equivalents	107,415	123,409
Accounts and notes receivable, net	249,755	229,080
Mortgage notes receivable, net	9,091	9,144
Investment in partnerships	31,881	33,458
Operating lease right of use assets, net	83,120	85,806
Finance lease right of use assets, net	6,410	6,630
Prepaid expenses and other assets	354,767	286,316
TOTAL ASSETS	$9,130,460	$8,524,757
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $194,176 and $186,643 of consolidated variable interest entities, respectively)	$521,759	$514,378
Notes payable, net	1,057,331	601,414
Senior notes and debentures, net	3,364,010	3,357,840
Accounts payable and accrued expenses	219,678	183,564
Dividends payable	99,792	96,743
Security deposits payable	31,548	30,941
Operating lease liabilities	72,304	74,837
Finance lease liabilities	12,903	12,783
Other liabilities and deferred credits	250,494	227,827
Total liabilities	5,629,819	5,100,327
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	181,655	180,286
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,266,009 and 85,666,220 units issued and outstanding, respectively	3,091,896	3,012,066
Accumulated other comprehensive income	2,047	4,740
Total partner capital	3,248,731	3,171,594
Noncontrolling interests in consolidated partnerships	70,255	72,550
Total capital	3,318,986	3,244,144
TOTAL LIABILITIES AND CAPITAL	$9,130,460	$8,524,757
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per unit data)
REVENUE
Rental income	$1,245,491	$1,170,078	$1,101,439
Other property income	32,371	31,258	29,602
Mortgage interest income	1,113	1,116	1,113
Total revenue	1,278,975	1,202,452	1,132,154
EXPENSES
Rental expenses	267,445	249,569	231,666
Real estate taxes	151,438	142,230	131,429
General and administrative	46,913	49,739	50,707
Depreciation and amortization	367,842	342,598	321,763
Total operating expenses	833,638	784,136	735,565

New market tax credit transaction income	14,176	—	—
Gain on sale of real estate	150,111	54,040	9,881
Impairment charge	(7,425)	—	—

OPERATING INCOME	602,199	472,356	406,470

OTHER INCOME/(EXPENSE)
Other interest income	3,143	4,294	4,687
Interest expense	(183,614)	(175,476)	(167,809)
Income from partnerships	1,920	3,160	3,869
NET INCOME	423,648	304,334	247,217
Net income attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	411,077	295,208	236,985
Dividends on preferred units	(8,032)	(8,032)	(8,032)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$403,045	$287,176	$228,953
EARNINGS PER COMMON UNIT, BASIC
Net income available for common unit holders	$4.68	$3.42	$2.80
Weighted average number of common units	85,852	83,559	81,313
EARNINGS PER COMMON UNIT, DILUTED
Net income available for common unit holders	$4.68	$3.42	$2.80
Weighted average number of common units	86,405	83,566	81,313

NET INCOME	$423,648	$304,334	$247,217
Other comprehensive (loss) income - change in value of interest rate swaps	(2,903)	711	(1,824)
COMPREHENSIVE INCOME	420,745	305,045	245,393
Comprehensive income attributable to noncontrolling interests	(12,361)	(9,149)	(10,113)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$408,384	$295,896	$235,280

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital

	Preferred Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

BALANCE AT DECEMBER 31, 2022	$154,788	$2,793,467	$5,757	$2,954,012	$80,003	$3,034,015
Net income, excluding $7,253 attributable to redeemable noncontrolling interests	8,032	228,953	—	236,985	2,979	239,964
Other comprehensive loss - change in fair value of interest rate swaps, excluding $119 attributable to redeemable noncontrolling interest	—	—	(1,705)	(1,705)	—	(1,705)
Distributions declared to common unit holders	—	(355,241)	—	(355,241)	—	(355,241)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $9,539 attributable to redeemable noncontrolling interests	—	—	—	—	(4,541)	(4,541)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	131,729	—	131,729	—	131,729
Common units issued under dividend reinvestment plan	—	1,870	—	1,870	—	1,870
Share-based compensation expense, net of forfeitures	—	15,427	—	15,427	—	15,427
Common units withheld for employee taxes	—	(5,019)	—	(5,019)	—	(5,019)
Conversion and redemption of downREIT OP units	—	883	—	883	(883)	—
Contributions from noncontrolling interests	—	—	—	—	1,092	1,092
Adjustment to redeemable noncontrolling interests	—	(7,400)	—	(7,400)	—	(7,400)
BALANCE AT DECEMBER 31, 2023	$154,788	$2,804,669	$4,052	$2,963,509	$78,650	$3,042,159
Net income, excluding $7,022 attributable to redeemable noncontrolling interests	8,032	287,176	—	295,208	2,104	297,312
Other comprehensive income - change in fair value of interest rate swaps, excluding $23 attributable to redeemable noncontrolling interest	—	—	688	688	—	688
Distributions declared to common unit holders	—	(369,232)	—	(369,232)	—	(369,232)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distribution equivalent rights	—	(124)	—	(124)	—	(124)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,854 attributable to redeemable noncontrolling interests	—	—	—	—	(4,239)	(4,239)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	303,931	—	303,931	—	303,931
Common units issued under dividend reinvestment plan	—	1,784	—	1,784	—	1,784
Share-based compensation expense, net of forfeitures	—	17,379	—	17,379	—	17,379
Common units withheld for employee taxes	—	(6,709)	—	(6,709)	—	(6,709)
Conversion and redemption of downREIT OP units	—	1,636	—	1,636	(2,596)	(960)
Purchase of capped calls	—	(19,448)	—	(19,448)	—	(19,448)
Purchase of noncontrolling interest	—	(10,264)	—	(10,264)	(2,094)	(12,358)
Contributions from noncontrolling interests	—	—	—	—	725	725
Adjustment to redeemable noncontrolling interests	—	1,268	—	1,268	—	1,268
BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $8,138 attributable to redeemable noncontrolling interests	8,032	403,045	—	411,077	4,433	415,510
Other comprehensive loss - change in fair value of interest rate swaps, excluding $210 attributable to redeemable noncontrolling interest	—	—	(2,693)	(2,693)	—	(2,693)
Distributions declared to common unit holders	—	(384,763)	—	(384,763)	—	(384,763)
Distributions declared to preferred unit holders	(8,032)	—	—	(8,032)	—	(8,032)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $8,459 attributable to redeemable noncontrolling interests	—	—	—	—	(5,345)	(5,345)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,240	—	54,240	—	54,240
Common units issued under dividend reinvestment plan	—	1,840	—	1,840	—	1,840
Share-based compensation expense, net of forfeitures	—	15,561	—	15,561	—	15,561
Common units withheld for employee taxes	—	(4,911)	—	(4,911)	—	(4,911)
Conversion and redemption of downREIT OP units	—	(5,007)	—	(5,007)	(2,327)	(7,334)
Contributions from noncontrolling interests	—	—	—	—	944	944
Adjustment to redeemable noncontrolling interests	—	(175)	—	(175)	—	(175)
BALANCE AT DECEMBER 31, 2025	$154,788	$3,091,896	$2,047	$3,248,731	$70,255	$3,318,986
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
OPERATING ACTIVITIES
Net income	$423,648	$304,334	$247,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367,842	342,598	321,763
Gain on sale of real estate	(150,111)	(54,040)	(9,881)
Income from partnerships	(1,920)	(3,160)	(3,869)
New market tax credit transaction income	(14,176)	—	—
Straight-line rent	(27,976)	(26,833)	(11,576)
Share-based compensation expense	14,608	16,357	14,308
Impairment charge	7,425	—	—
Other, net	(3,114)	(2,158)	(4,959)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable, net	2,417	(796)	3,468
Increase in prepaid expenses and other assets	(4,766)	(5,030)	(6,881)
Increase in accounts payable and accrued expenses	5,588	1,550	6,005
Increase in security deposits and other liabilities	2,913	1,741	235
Net cash provided by operating activities	622,378	574,563	555,830
INVESTING ACTIVITIES
Acquisition of real estate	(735,274)	(273,927)	(60,628)
Capital expenditures - development and redevelopment	(179,086)	(139,534)	(214,062)
Capital expenditures - other	(112,252)	(107,226)	(97,058)
Costs associated with property sold under threat of condemnation	(134)	—	(1,378)
Proceeds from sale of real estate	305,628	99,928	28,451
Investment in partnerships	(698)	—	—
Distribution from partnerships in excess of earnings	4,109	4,742	9,860
Leasing costs	(25,361)	(30,809)	(23,510)
Net cash used in investing activities	(743,068)	(446,826)	(358,325)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	310,000	—	—
Issuance of senior notes, net of costs	—	471,507	345,698
Repayment of senior notes	—	(600,000)	(275,000)
Issuance and extension of mortgages and notes payable, net of costs	157,661	(902)	199,237
Repayment of mortgages, finance leases, and notes payable	(7,662)	(3,496)	(58,472)
Purchase of capped calls	—	(19,448)	—
Issuance of common units, net of costs	54,466	304,045	131,895
Dividends paid to common and preferred unit holders	(388,058)	(371,586)	(359,194)
Common units withheld for employee taxes	(4,911)	(6,709)	(5,019)
Contributions from noncontrolling interests	2,670	725	1,092
Distributions to and acquisition/redemptions of noncontrolling interests	(21,213)	(26,434)	(14,086)
Net cash provided by (used in) financing activities	102,953	(252,298)	(33,849)
(Decrease) increase in cash, cash equivalents, and restricted cash	(17,737)	(124,561)	163,656
Cash, cash equivalents, and restricted cash at beginning of year	135,443	260,004	96,348
Cash, cash equivalents, and restricted cash at end of year	$117,706	$135,443	$260,004

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Parent Company” and "Trust") is an equity real estate investment trust (“REIT”). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operating and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of, and exercises control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, management, and redevelopment of retail and mixed-use properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located in major coastal markets and select underserved markets that we believe have strong economic and demographic fundamentals. As of December 31, 2025, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
We operate in a manner intended to enable the Trust to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.
General Economic Conditions
Significant uncertainty continues within the macro-economic environment including inflation risk, changes in interest rates, new or higher tariffs and their impact on trade and prices, increases or decreases in federal and government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current economic environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

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
As of December 31, 2025 and 2024, our straight-line rent receivables balance was $189.3 million and $164.6 million, respectively, and is included in "accounts and notes receivable, net" on our consolidated balance sheet.
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
Other property income includes revenue for our Pike & Rose hotel, parking income and other incidental income from the properties and is generally recognized as the performance obligation is met.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2025, 2024 and 2023, real estate depreciation expense was $319.6 million, $302.4 million and $282.0 million, respectively, including amounts from real estate sold.
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
The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Because our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income. During the fourth quarter of 2025, we recognized a $7.4 million impairment charge related to our North Dartmouth property, as a result of an impairment analysis.
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2025, we had $111.9 million in excess of the FDIC insured limit.
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
Debt Issuance Costs
Costs related to the issuance of debt instruments are deferred and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Debt issuance costs related to our revolving credit facility and our undrawn $250.0 million unsecured term loan are classified as an asset and are included in "prepaid expenses and other assets" in our consolidated balance sheets. All other debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability.

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
At December 31, 2025, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(in millions)
Consolidated Debt
$750 million term loan	$450.0	4.17%	March 1, 2028
Hoboken mortgage loan	$50.6	3.67%	December 15, 2029
Unconsolidated Debt
Assembly Row Hotel	$37.9	6.11%	May 30, 2028
Chandler Festival	$51.0	4.93%	October 4, 2030
Chandler Gateway	$22.3	4.93%	October 4, 2030
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings in 2025, 2024 and 2023.
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
At December 31, 2025, we had three mortgage notes receivable with an aggregate carrying amount, net of valuation adjustments, of $9.1 million, and a weighted average interest rate of 11.0%. The borrower on two of these mortgage notes receivable is in default. However, we believe the fair value of the property supports the $9.1 million carrying value of our notes.

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
Our equity method investments in the Assembly Row hotel joint venture, the La Alameda shopping center, the Chandler Festival and Chandler Gateway shopping centers, and our mortgage notes receivable are considered variable interests in a VIE. As we do not control the activities that most significantly impact the economic performance of our equity method joint ventures or the borrower entities related to our mortgage notes receivable, we are not the primary beneficiary and do not consolidate. As of December 31, 2025 and 2024, our investment in the equity method joint ventures and maximum exposure to loss was $27.9 million and $29.4 million, respectively. As of December 31, 2025 and 2024, our investment in mortgage notes receivable and maximum exposure to loss was $9.1 million.
In addition, we have 18 entities that meet the criteria of a VIE in which we hold a variable interest. For each of these entities, we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of the entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for each of these entities, all are consolidated in our financial statements. Net real estate assets related to VIEs included in our consolidated balance sheets were approximately $1.4 billion as of December 31, 2025 and 2024, and mortgages related to VIEs included in our consolidated balance sheets were approximately $194.2 million and $186.6 million, as of December 31, 2025 and 2024, respectively.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2025	2024
	(In thousands)
Beginning balance	$180,286	$183,363
Net income	8,138	7,022
Contributions	1,725	—
Other comprehensive (loss) income - change in value of interest rate swaps	(210)	23
Distributions & redemptions	(8,459)	(8,854)
Change in redemption value	175	(1,268)
Ending balance	$181,655	$180,286
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2020. As of December 31, 2025 and 2024, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
Reconciliation of property operating income to consolidated net income:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Property operating income	$860,092	$810,653	$769,059
General and administrative expense	(46,913)	(49,739)	(50,707)
Depreciation and amortization	(367,842)	(342,598)	(321,763)
New market tax credit transaction income	14,176	—	—
Gain on sale of real estate	150,111	54,040	9,881
Impairment charge	(7,425)	—	—
Other interest income	3,143	4,294	4,687
Interest expense	(183,614)	(175,476)	(167,809)
Income from partnerships	1,920	3,160	3,869
Net income	423,648	304,334	247,217
Net income attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
Net income attributable to the Trust	$411,077	$295,208	$236,985
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
Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Issued in 2025:

ASU 2025-01, January 2025, and ASU 2024-03, November 2024, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires the disaggregation of specific natural expense categories within relevant income statement captions. Public business entities are required to provide tabular disclosures which disaggregate expenses such as purchases of inventory, employee compensation, depreciation and amortization. A separate total of an entity's selling expenses is also required, along with the disclosure of how the company determines them.

	The guidance is required to be applied prospectively, but may be applied retrospectively for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters
ASU 2025-09, November 2025, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements	This ASU amends certain aspects of hedge accounting in ASC 815. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The key changes include: (1) Allows individual forecasted transactions to be hedged in a group if they have similar risk exposure for cash flow hedges. (2) Establishes a model borrowers can use in cash flow hedges of forecasted interest payments on choose-your-rate debt instruments. (3) Expands hedge accounting for forecasted purchases and sales of nonfinancial assets. (4) Eliminates the requirement for the net written option test in certain instances to accommodate differences in the loan and swap markets that resulted from reference rate reform. (5) Eliminates the recognition and presentation mismatch for foreign currency-denominated debt used as both a net investment hedge instrument and a hedged item for interest rate risk.

	The guidance is applied prospectively for all hedging relationships as of the date of adoption. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-10, December 2025, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities	This ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 introduces specific recognition thresholds (probability of compliance and receipt) and detailed disclosures, aiming to improve consistency and comparability in financial reporting for grants.

	The new guidance is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within) and one year later for all other entities, with early adoption permitted in any period for which financial statements have not yet been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-11, December 2025, Interim Reporting (Topic 270), Narrow-Scope Improvements	This ASU clarifies that an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. This ASU also addresses the form and content of such financial statements, adds a comprehensive list of mandatory interim disclosures pulled from other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity.

	The guidance can be applied either prospectively or retrospectively. The guidance applies to all public entities and is effective for interim reporting periods with annual reporting periods after December 15, 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters

ASU 2025-12, December 2025, Codification Improvements	This ASU clarifies, corrects errors in and makes improvements to several topics within the FASB Codification. The amendments are part of an ongoing FASB project to make non-substantive technical corrections, clarifications, and improvements to make standards more consistent and easier to interpret for preparers and users.

	The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Issued in 2024:

ASU 2024-04, November 2024, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments	This ASU clarifies that to qualify for induced conversion accounting, an inducement offer must preserve the issuance of all of the consideration (in form and amount) issuable in accordance with the conversion privileges specified in the terms of the existing debt instrument. In addition, the ASU requires that to qualify for induced conversion accounting, an instrument must contain a substantive conversion feature as of the date on which both the issuance offer and the inducement offer are accepted by the convertible debt holder. An entity that doesn't meet all of the criteria for conversion accounting or induced conversion accounting applies extinguishment accounting and recognizes a gain or loss for the difference between the fair value of the entire consideration transferred and the net carrying amount of the debt.

	Entities have the option to apply the guidance either (1) prospectively to settlements of convertible debt instruments that occur during fiscal years (and interim periods within those fiscal years) beginning after the effective date or (2) retrospectively. Under the retrospective transition approach, the entity recasts prior periods and recognizes a cumulative-effect adjustment to equity as of the later of the beginning of the earliest period presented or the date the entity adopted ASU 2020-06. This is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Issued in 2023:

ASU 2023-06, October 2023, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative	This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. These disclosure requirements are currently included in either SEC Regulation S-X or SEC Regulation S-K.

	The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited and the amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the amendments will be removed from the Codification and will not be effective.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$196,781	$195,958	$190,409
Interest capitalized	(13,167)	(20,482)	(22,600)
Interest expense	$183,614	$175,476	$167,809
Cash paid for interest, net of amounts capitalized	$171,945	$169,333	$158,796
Cash paid for income taxes	$369	$177	$284
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans refinanced	$40,000	$—	$—
Shares issued under dividend reinvestment plan	$1,614	$1,670	$1,704
DownREIT operating partnership units redeemed for common shares	$103	$1,715	$883

	December 31,
	2025	2024
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$107,415	$123,409
Restricted cash (1)	10,291	12,034
Total cash, cash equivalents, and restricted cash	$117,706	$135,443
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets, and is primarily related to escrow accounts.

NOTE 3—REAL ESTATE
2025 Property Acquisitions
During the year ended December 31, 2025, we acquired the following properties:

Date Acquired	Property	City/State	Gross Leasable Area (GLA)	Purchase Price
			(in square feet)	(in millions)
February 25, 2025	Del Monte Shopping Center	Monterey, California	675,000	$123.5	(1)
July 1, 2025	Town Center Crossing and Town Center Plaza	Leawood, Kansas	552,000	$289.0	(2)
October 10, 2025	Annapolis Town Center	Annapolis, Maryland	479,000	$187.0	(3)
November 24, 2025	Village Pointe	Omaha, Nebraska	452,000	$153.3	(4)
(1)Approximately $17.7 million and $0.8 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $23.5 million of net assets acquired were allocated to other liabilities for "below market leases."
(2)Approximately $31.0 million and $6.5 million of net assets were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $11.4 million of net assets acquired were allocated to other liabilities for "below market leases."
(3)Approximately $18.0 million and $2.9 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $9.0 million of net assets acquired were allocated to other liabilities for "below market leases."
(4)Approximately $18.1 million and $1.0 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $10.5 million of net assets acquired were allocated to other liabilities for "below market leases."

2025 Property Dispositions
During the year ended December 31, 2025, we sold the following properties:

Property	Sales Price	Gain
	(in millions)	(in millions)
Pike & Rose (one residential building)	$125.0	$41.9
Santana Row (one residential building)	73.9	49.1
Hollywood Boulevard	69.0	27.2
Bristol Plaza	44.4	30.6
White Marsh Other (portion)	3.4	0.8
	$315.7	$149.6
2024 Property Acquisitions
On May 31, 2024, we acquired the fee interest in Virginia Gateway, which comprises five adjacent shopping centers in Gainesville, Virginia, totaling 664,000 square feet, for $215.0 million. Approximately $21.1 million and $0.4 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $13.3 million of net assets acquired were allocated to other liabilities for "below market leases."
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

	December 31, 2025		December 31, 2024
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in thousands)
Above market leases, lessor	$52,219	$(35,922)	$42,171	$(34,046)
Below market leases, lessee	28,101	(6,879)	28,101	(6,145)
Total	$80,320	$(42,801)	$70,272	$(40,191)

Below market leases, lessor	$(325,025)	$122,359	$(277,883)	$111,719
Above market leases, lessee	(11,127)	4,896	(11,127)	4,333
Total	$(336,152)	$127,255	$(289,010)	$116,052
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Amortization of above market leases, lessor	$(3,106)	$(2,799)	$(3,254)
Amortization of below market leases, lessor	17,862	16,290	15,864
Net increase in rental income	$14,756	$13,491	$12,610

Amortization of below market leases, lessee	$734	$734	$742
Amortization of above market leases, lessee	(563)	(562)	(563)
Net increase in rental expense	$171	$172	$179
The following is a summary of the remaining weighted average amortization period for our acquired lease assets and acquired lease liabilities:

December 31, 2025

Above market leases, lessor	2.8 years
Below market leases, lessee	29.0 years
Below market leases, lessor	16.6 years
Above market leases, lessee	16.1 years
The amortization for acquired leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Acquired Lease Assets	Acquired Lease Liabilities
	(In thousands)
Year ending December 31,
2026	$4,734	$17,075
2027	3,870	16,031
2028	3,221	14,693
2029	2,835	13,294
2030	2,223	12,374
Thereafter	20,636	135,430
	$37,519	$208,897

NOTE 5—DEBT
The following is a summary of our total debt outstanding as of December 31, 2025 and 2024:

	Principal Balance as of December 31,		Stated Interest Rate as of	Stated Maturity Date as of
Description of Debt	2025	2024	December 31, 2025	December 31, 2025
Mortgages payable	(Dollars in thousands)
Bell Gardens	$10,885	$11,215	4.06%	August 1, 2026
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Azalea (2)(3)	55,000	40,000	SOFR + 0.85%	October 30, 2028
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (4)	50,568	52,123	SOFR + 1.95%	December 15, 2029
Various Hoboken (12 Buildings)(5)	23,568	28,838	Various	Various through 2029
Chelsea	3,091	3,568	5.36%	January 15, 2031
Subtotal	523,212	515,844
Net unamortized debt issuance costs and discount	(1,453)	(1,466)
Total mortgages payable, net	521,759	514,378
Notes payable
Revolving credit facility (2)(6)	310,000	—	SOFR + 0.775%	April 5, 2027
$750 million term loan (2)(6)(7)	750,000	600,000	SOFR + 0.85%	March 20, 2028
$250 million term loan (2)(6)	—	—	SOFR + 0.85%	January 31, 2031
Various	1,190	1,680	Various	Various through 2059
Subtotal	1,061,190	601,680
Net unamortized debt issuance costs	(3,859)	(266)
Total notes payable, net	1,057,331	601,414
Senior notes and debentures (6)
1.25% notes	400,000	400,000	1.25%	February 15, 2026
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal	3,379,200	3,379,200
Net unamortized debt issuance costs and premium	(15,190)	(21,360)
Total senior notes and debentures, net	3,364,010	3,357,840

Total debt	$4,943,100	$4,473,632

_____________________
(1)We have one one-year extension, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(2)Our Azalea mortgage loan, revolving credit facility SOFR loans, and our term loans bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating.
(3)The Operating Partnership is a co-borrower on this mortgage loan. Additionally, we have two one-year extensions, at our option to extend the maturity date of this mortgage loan to October 30, 2030.
(4)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(5)The interest rates on these mortgages range from 3.91% to 5.00%.
(6)The Operating Partnership is the obligor under our revolving credit facility, term loans, and senior notes and debentures. A wholly owned subsidiary of the Operating Partnership is also an obligor of the $750.0 million term loan.

(7)The interest rate on $450.0 million of our term loan is fixed at a weighted average interest rate of 4.17% through March 1, 2028 through interest rate swap agreements.
On January 9, 2025 and October 1, 2025 we repaid two mortgage loans at our Hoboken property totaling $4.3 million,at par.
On March 20, 2025, we amended and restated our $600.0 million unsecured term loan, extending the maturity date to March 20, 2028, plus two one-year extensions, at our option. We also had the right to borrow up to an additional $150.0 million, which we exercised on September 22, 2025, bringing our total amount outstanding under this agreement to $750.0 million as of December 31, 2025. Debt issuance costs related to our term loan were $4.9 million. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $1.0 billion borrowed under the restated agreement. Additionally, on May 1, 2025, the interest rate was reduced by removing the 0.10% adjustment to SOFR.
On October 30, 2025, we refinanced the $40.0 million mortgage loan at Azalea, with a new $55.0 million mortgage loan that bears interest at SOFR + 85 basis points, based on our credit rating, and matures on October 30, 2028, plus two one-year extensions, at our option. Debt issuance costs related to this mortgage loan were $0.6 million.
On November 17, 2025, we entered into an additional unsecured term loan agreement, which gives us the capacity to borrow up to $250.0 million at an interest rate of SOFR + 85 basis points, based on our current credit rating. The loan matures on January 31, 2031, and as of December 31, 2025, we do not have any outstanding borrowings under this agreement. Debt issuance costs related to this term loan were $1.5 million. Under an accordion feature, we have the right to request additional loans, subject to an aggregate maximum of $500.0 million.
On December 17, 2025, we exercised our first option to extend our $200.0 million mortgage loan at Bethesda Row by one year to December 28, 2026. We have one one-year extension, at our option remaining to extend the loan to December 28, 2027.
During 2025, 2024 and 2023, the maximum amount of borrowings outstanding under our revolving credit facility was $461.6 million, $202.7 million and $115.5 million, respectively. The weighted average amount of borrowings outstanding was $153.2 million, $33.5 million and $44.7 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 5.0%, 6.1% and 5.9%, respectively. The revolving credit facility requires an annual facility fee which is $1.9 million under the amended credit agreement. At December 31, 2025, our revolving credit facility had $310.0 million outstanding, and had no balance outstanding at December 31, 2024. On October 30, 2025, the interest rate on our revolving credit facility was reduced by removing the 0.10% adjustment to SOFR.
Our revolving credit facility, term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2025, we were in compliance with all default related debt covenants.
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The notes mature on January 15, 2029, unless earlier exchanged, purchased, or redeemed. Net proceeds after the initial purchaser's discount and offering costs were approximately $471.5 million. Interest expense related to these Notes was $18.5 million and $17.9 million, respectively for the years ended December 31, 2025 and 2024, and includes debt issuance cost amortization of $2.7 million and $2.6 million, respectively. Including the debt issuance cost amortization, the current effective interest rate on these notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $8.2 million and $10.9 million, respectively, at December 31, 2025 and 2024.
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
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2025 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2026	$226,242	(1)	$153		$429,200	$655,595
2027	178,282		310,037	(2)	515,000	1,003,319
2028	57,511	(3)	750,000	(4)	350,000	1,157,511
2029	60,434		—		885,000	945,434
2030	684		—		400,000	400,684
Thereafter	59		1,000		800,000	801,059
	$523,212		$1,061,190		$3,379,200	$4,963,602	(5)
 _____________________
(1)Our $200.0 mortgage loan secured by Bethesda Row matures on December 28, 2026 plus one one-year extension, at our option to December 28, 2027.
(2)Our $1.25 billion revolving credit facility matures on April 5, 2027 plus two six-month extensions, at our option to April 5, 2028. As of December 31, 2025, there was $310.0 million outstanding under this credit facility.
(3)Our $55.0 million mortgage loan secured by Azalea matures on October 30, 2028, plus two one-year extensions at our option to October 30, 2030.
(4)Our $750.0 million term loan matures on March 20, 2028, plus two one-year extension at our option to March 20, 2030.
(5)The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of December 31, 2025.

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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,579,090	$1,572,977	$1,115,792	$1,098,271
Senior notes and debentures	$2,887,190	$2,743,096	$2,883,713	$2,645,097
Exchangeable senior notes	$476,820	$492,912	$474,127	$495,510

The following table is a summary of our outstanding interest rate swap agreements on consolidated debt as of December 31, 2025:

Interest Rate Swap	Notional Amount	Maturity Date of Related Swap Agreements	Weighted Average Interest Rate	Balance Sheet Location	Fair Value
	(in millions)				(in millions)
$750 million term loan (1)	$450.0	March 1, 2028	4.17%	Other liabilities and deferred credits	$(0.5)
Hoboken	50.6	December 15, 2029	3.67%	Prepaid expenses and other assets	3.1
	$500.6				$2.6

(1) These interest rate swaps were entered into during the year ended December 31, 2025, and fix the interest rate on $450.0 million of our unsecured term loan.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. During 2025, the value of our interest rate swaps decreased $2.6 million (including $2.5 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our net financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,601	$—	$2,601	$—	$5,208	$—	$5,208
During the year ended December 31, 2025, we entered into interest rate swap agreements for two of our equity method investees. Therefore, as of December 31, 2025, three of our equity method investees have interest rate swaps which qualify as cash flow hedges. At December 31, 2025 and December 31, 2024, our share of the change in fair value of the related swaps included in "accumulated other comprehensive (loss) income" was a loss of $0.3 million and income of $0.2 million, respectively.

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
At December 31, 2025 and 2024, our reserves for general liability costs were $5.0 million and $4.4 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2025 and 2024, we made payments from these reserves of $2.9 million and $2.1 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
On December 11, 2019, we received proceeds related to the sale under threat of condemnation at San Antonio Center as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. We indemnified the condemning authority for all costs incurred related to the condemnation proceedings including any payments required to tenants at the property and recorded a corresponding liability for our estimate of these costs. At December 31, 2025, we have a liability of $3.4 million to reflect our estimate of the remaining costs.
In June 2018, we formed a joint venture to develop Freedom Plaza (formerly Jordan Downs Plaza), for which we own 92%. The investment in this development qualified for tax credits under the New Market Tax Credit ("NMTC") Program, established by the Community Renewal Tax Relief Act of 2000. In 2018, we transferred the earned tax credits to a third-party bank in exchange for cash proceeds. The proceeds received and related transaction costs were deferred until the end of the seven-year NMTC compliance period, which concluded in June 2025. As a result, for the year ended December 31, 2025, we recognized $14.2 million ($13.0 million, net of income attributable to noncontrolling interest) in income related to the sale of the new market tax credits.
At December 31, 2025, we had letters of credit outstanding of approximately $5.5 million.
As of December 31, 2025 in connection with capital improvement, development, and redevelopment projects, we have contractual obligations of approximately $314.2 million.
We are obligated under operating lease agreements on several shopping centers and one office lease requiring minimum annual payments as follows, as of December 31, 2025:

(In thousands)
Year ending December 31,
2026	$5,618
2027	5,325
2028	5,389
2029	5,422
2030	5,427
Thereafter	184,020
Total future minimum operating lease payments	211,201
Less amount representing interest	(138,897)
Operating lease liabilities	$72,304

Future minimum lease payments and their present value for properties under finance leases as of December 31, 2025, are as follows:

(In thousands)
Year ending December 31,
2026	$713
2027	748
2028	801
2029	801
2030	802
Thereafter	66,272
Total future minimum finance lease payments	70,137
Less amount representing interest	(57,234)
Finance lease liabilities	$12,903
Under the terms of the Congressional Plaza partnership agreement, a minority partner has the right to require us and the other minority partner to purchase its 26.63% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from approximately $62 million to $63 million.
The master lease for Melville Mall, as amended on January 15, 2026, includes a fixed price put option at any time on or prior to June 30, 2030 for $4.5 million. Additionally, we have the right to purchase Melville Mall in 2031 for approximately $5.0 million.
The other member in The Grove at Shrewsbury and Brook 35 has the right to require us to purchase all of its approximately 4.1% interest in The Grove at Shrewsbury and approximately 6.5% interest in Brook 35 at the interests' then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $9 million to $10 million.
The other member in Hoboken has the right to require us to purchase all of its 10.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair market value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $12 million to $13 million.
Effective June 14, 2026, the other member in Camelback Colonnade and The Shops at Hilton Village has the right to require us to purchase all of its 2.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $4 million to $5 million.
Effective October 6, 2027, the other member in the partnership that owns equity method investments in Chandler Festival and Chandler Gateway has the right to require us to purchase its 2.5% net ownership interest. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $1 million and $2 million.
Effective June 1, 2029, the other member in Grossmont Center has the right to require us to purchase all of its 40.0% ownership interest at the interest's then-current fair market value. Based on management's current estimate of fair value as of December 31, 2025, our estimated maximum liability upon exercise of the put option would range from $68 million to $73 million.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 526,915 downREIT operating partnership units are outstanding which have a total fair value of $53.1 million, based on our closing stock price on December 31, 2025.

NOTE 8—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2025, 2024 and 2023, 19,139 shares, 18,101 shares, and 19,847 shares, respectively, were issued under the Plan.
As of December 31, 2025, 2024, and 2023, we had 6,000,000 Depositary Shares outstanding, each representing 1/1000th interest of 5.0% Series C Cumulative Redeemable Preferred Share, par value $0.01 per share ("Series C Preferred Shares"), at the liquidation preference of $25.00 per depositary share (or $25,000 per Series C Preferred share). The Series C Preferred

Shares accrue dividends at a rate of 5.0% of the $25,000 liquidation preference per year and are redeemable at our option. Additionally, they are not convertible and holders of these shares generally have no voting rights, unless we fail to pay dividends for six or more quarters.
As of December 31, 2025, 2024, and 2023, we had 392,878 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.
On February 14, 2025, we amended our existing at-the-market (“ATM”) equity program under which we may from time to time offer and sell common shares. This amendment reset the aggregate offering price of the program to $750.0 million. Our ATM equity program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
During 2025, there were no sales and we did not enter into any forward sales contracts under the amended ATM equity program, and therefore we have the remaining capacity to issue up to $750.0 million in common shares under this program as of December 31, 2025.
For the year ended December 31, 2024, we issued 2,059,654 common shares at a weighted average price per share of $109.20 for net cash proceeds of $222.3 million including paying $2.2 million in commissions and $0.4 million in additional offering expenses related to the sales of these common shares.
For the year ended December 31, 2024, we also entered into forward sales contracts for 1,186,422 common shares under our ATM equity program at a weighted average offering price of $115.72. During 2024, we settled a portion of the forward sales agreements entered into during the year by issuing 709,925 common shares for net proceeds of $81.7 million. During 2025, we settled our remaining open forward sales agreements by issuing 476,497 common shares for net proceeds of $54.2 million.
In April 2025, our Board of Trustees approved a new common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of December 31, 2025, no common shares have been repurchased through the program.

NOTE 9—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2025		2024		2023
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$4.460	$4.430	$4.380	$4.370	$4.340	$4.330
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares (1)	$1.250	$1.250	$1.250	$1.250	$1.250	$1.250

(1) Amount represents dividends per depositary share, each representing 1/1000th of a share.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2025	2024	2023
Common shares
Ordinary dividend	$3.810	$3.583	$3.551
Capital gain	0.620	0.656	0.130
Return of capital	—	0.131	0.649
	$4.430	$4.370	$4.330
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.164	$1.151	$1.313
Capital gain	0.190	0.203	0.041
	$1.354	$1.354	$1.354
5.0% Series C Cumulative Redeemable Preferred shares
Ordinary dividend	$1.075	$1.063	1.213
Capital gain	0.175	0.187	0.037
	$1.250	$1.250	$1.250
On October 31, 2025, the Trustees declared a quarterly cash dividend of $1.13 per common share, payable January 15, 2026 to common shareholders of record on January 2, 2026.
NOTE 10— LEASES
At December 31, 2025, our 104 predominantly retail shopping center and mixed-use properties are located in 14 states and the District of Columbia. There are approximately 3,700 commercial leases and 2,700 residential leases. Our commercial tenants range from sole proprietorships to national retailers and corporations. At December 31, 2025, no one tenant or corporate group of tenants accounted for more than 2.4% of annualized base rent.
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
As of December 31, 2025, future minimum rentals from noncancelable commercial operating leases (excluding both tenant reimbursements of operating expenses and percentage rent based on tenants' sales) are as follows:

(In thousands)
Year ending December 31,
2026	$849,788
2027	809,503
2028	714,912
2029	618,592
2030	514,022
Thereafter	1,938,559
$5,445,376

The following table provides additional information on our operating and finance leases where we are the lessee:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
LEASE COST:
Finance lease cost:
Amortization of right-of-use assets	$220	$220	$998
Interest on lease liabilities	833	825	4,332
Operating lease cost	5,914	6,048	6,232
Variable lease cost	401	413	348
Total lease cost	$7,368	$7,506	$11,910

OTHER INFORMATION:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$713	$713	$4,227
Operating cash flows for operating leases	$6,214	$6,276	$6,146
Financing cash flows for finance leases	$—	$—	$55,228

		December 31,
		2025	2024
Weighted-average remaining term - finance leases		68.7 years	69.7 years
Weighted-average remaining term - operating leases		53.7 years	53.2 years
Weighted-average discount rate - finance leases		6.5%	6.5%
Weighted-average discount rate - operating leases		4.8%	4.8%

NOTE 11—COMPONENTS OF RENTAL EXPENSES
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Repairs and maintenance	$108,267	$99,367	$87,349
Utilities	42,703	38,676	35,109
Management fees and costs	34,558	32,203	30,203
Payroll	22,876	22,302	20,598
Insurance	19,412	19,383	18,273
Marketing	7,934	7,536	7,978
Ground rent	5,892	5,259	5,303
Other operating	25,803	24,843	26,853
Total rental expenses	$267,445	$249,569	$231,666

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)

Grants of common shares, restricted stock units, and options	$15,561	$17,379	$15,427
Capitalized share-based compensation	(953)	(1,022)	(1,119)
Share-based compensation expense	$14,608	$16,357	$14,308
As of December 31, 2025, we have grants outstanding under two share-based compensation plans. In May 2020, our shareholders approved the 2020 Performance Incentive Plan ("the 2020 Plan"), which authorized the grant of share options, common shares, and other share-based awards for up to 1,750,000 common shares of beneficial interest. Our 2010 Long Term Incentive Plan, as amended (the "2010 Plan”), which expired in May 2020, authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2025 and 2023. The following table provides a summary of the assumptions used to value options granted in 2024:

Year Ended December 31,
2024
Volatility	31.9%
Expected dividend yield	4.3%
Expected term (in years)	7.5
Risk free interest rate	4.1%
The weighted-average grant-date fair value of options granted in 2024 was $24.59 per share. The following table provides a summary of option activity for 2025:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2024	3,019	$98.09
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2025	3,019	$98.09	6.3	$9
Exercisable at December 31, 2025	1,701	$96.59	5.5	$7
The following table provides a summary of restricted share award activity for 2025:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	268,220	$107.57
Granted	146,086	110.17
Vested	(128,262)	110.26
Forfeited	(5,489)	121.76
Unvested at December 31, 2025	280,555	$107.42
The weighted-average grant-date fair value of stock awarded in 2025, 2024 and 2023 was $110.17, $101.84 and $109.44, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2025, 2024 and 2023, was $14.0 million, $17.3 million and $14.4 million, respectively.
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

As of December 31, 2025, there was $17.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.3 years with a weighted-average period of 1.8 years.
Subsequent to December 31, 2025, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
January 2, 2026	7,786	Shares	Immediate	Trustees
February 11, 2026	157,723	Restricted Shares	3-5 years	Officers and key employees

NOTE 13—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $23,500 for 2025, $23,000 for 2024, and 22,500 for 2023. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment. Our expense for the years ended December 31, 2025, 2024 and 2023 was approximately $1,061,000, $1,012,000 and $960,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2025 and 2024, we are liable to participants for approximately $27.0 million and $24.0 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 14—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For 2025, 2024, and 2023, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliation below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 stock options in both 2025 and 2024 and 1,829 stock options in 2023,
•shares issuable upon the assumed redemption of outstanding downREIT operating partnership units for 2024, and 2023
•5.417% Series 1 Cumulative Convertible Preferred Shares and units for 2025, 2024, and 2023, and
•the issuance of 1.2 million shares and units issuable under common share forward sales agreements in 2024.
Potentially issuable shares and units in exchange for the 3.25% Exchangeable Senior Notes due 2029 for both 2025 and 2024, did not have a dilutive effect on the diluted EPS and EPU calculations.
Additionally, 7,204 unvested restricted stock shares and units are included in the diluted EPS and EPU calculations for 2024, as certain market based performance criteria in the award was achieved as of December 31, 2024.
Federal Realty Investment Trust Earnings per Share

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
NUMERATOR
Net income	$423,648	$304,334	$247,217
Less: Preferred share dividends	(8,032)	(8,032)	(8,032)
Less: Income from operations attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
Less: Earnings allocated to unvested shares	(1,342)	(1,283)	(1,286)
Net income available for common shareholders, basic	401,703	285,893	227,667
Add: Income attributable to downREIT operating partnership units	2,455	—	—
Net income available for common shareholders, diluted	$404,158	$285,893	$227,667
DENOMINATOR
Weighted average common shares outstanding—basic	85,852	83,559	81,313
Effect of dilutive securities:
Unvested performance shares	—	7	—
DownREIT operating partnership units	553	—	—
Weighted average common shares outstanding—diluted	86,405	83,566	81,313

EARNINGS PER COMMON SHARE, BASIC AND DILUTED
Net income available for common shareholders	$4.68	$3.42	$2.80

Federal Realty OP LP Earnings per Unit

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per unit data)
NUMERATOR
Net income	$423,648	$304,334	$247,217
Less: Preferred unit distributions	(8,032)	(8,032)	(8,032)
Less: Income from operations attributable to noncontrolling interests	(12,571)	(9,126)	(10,232)
Less: Earnings allocated to unvested units	(1,342)	(1,283)	(1,286)
Net income available for common unit holders, basic	401,703	285,893	227,667
Add: Income attributable to downREIT operating partnership units	2,455	—	—
Net income available for common unit holders, diluted	$404,158	$285,893	$227,667
DENOMINATOR
Weighted average common units outstanding—basic	85,852	83,559	81,313
Effect of dilutive securities:
Unvested performance units	—	7	—
DownREIT operating partnership units	553	—	—
Weighted average common units outstanding—diluted	86,405	83,566	81,313

EARNINGS PER COMMON UNIT, BASIC AND DILUTED
Net income available for common unit holders	$4.68	$3.42	$2.80

NOTE 15—SUBSEQUENT EVENT
On January 6, 2026, we purchased the fee interest under one of our ground leases at Bethesda Row for $2.5 million.
On February 5, 2026, we sold a residential building at our Santana Row property and our Courthouse Center property for sales prices totaling $158.5 million.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
		Land	Building and Improvements		Land	Building and Improvements	Total
29TH PLACE (Virginia)		$10,211	$18,863	$11,994	$10,182	$30,886	$41,068	$19,777	1975 - 2001	5/30/2007	(1)
ANDORRA (Pennsylvania)		2,432	12,346	39,127	2,432	51,473	53,905	22,032	1953	1/12/1988	(1)
ANNAPOLIS TOWN CENTER (Maryland)		26,755	150,546	128	26,755	150,674	177,429	1,702	2007-2010	10/10/2025	(1)
ASSEMBLY ROW/ASSEMBLY SQUARE MARKETPLACE (Massachusetts)		93,252	34,196	1,024,008	69,421	1,082,035	1,151,456	227,346	2005, 2012-2023	2005-2013	(1)
AZALEA (California)	54,465	40,219	67,117	1,684	40,219	68,801	109,020	19,557	2014	8/2/2017	(1)
BALA CYNWYD ON CITY AVENUE (Pennsylvania)		3,565	14,466	115,264	3,435	129,860	133,295	30,108	1955/2020/ 2025	9/22/1993	(1)
BARCROFT PLAZA (Virginia)		12,617	29,603	10,128	12,617	39,731	52,348	13,536	1963, 1972, 1990, & 2000	1/13/16 & 11/7/16	(1)
BARRACKS ROAD (Virginia)		4,363	16,459	57,744	4,356	74,210	78,566	55,698	1958	12/31/1985	(1)
BELL GARDENS (California)	10,864	24,406	85,947	10,094	24,406	96,041	120,447	36,107	1990, 2003, 2006	8/2/17 & 11/29/18	(1)
BETHESDA ROW (Maryland)	199,735	46,579	35,406	193,640	44,382	231,243	275,625	126,029	1945-2008	12/31/93, 6/2/97, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	(1)
BIRCH & BROAD (Virginia)		1,798	1,270	23,197	1,819	24,446	26,265	13,995	1960/1962	9/30/67 & 10/05/72	(1)
BRICK PLAZA (New Jersey)		—	24,715	80,531	4,385	100,861	105,246	71,923	1958	12/28/1989	(1)
BROOK 35 (New Jersey)	11,428	7,128	38,355	9,365	7,128	47,720	54,848	16,986	1986/2004	1/1/2014	(1)
CAMELBACK COLONNADE (Arizona)		52,658	126,646	6,134	52,658	132,780	185,438	20,592	1977/2019	6/14/2021	(1)
CAMPUS PLAZA (Massachusetts)		16,710	13,412	1,989	16,710	15,401	32,111	5,397	1970	1/13/2016	(1)
CHELSEA COMMONS (Massachusetts)	3,002	8,689	19,466	12,918	8,669	32,404	41,073	13,331	1962/1969/ 2008	8/25/06, 1/30/07, & 7/16/08	(1)
CHESTERBROOK (Virginia)		13,042	24,725	13,479	13,042	38,204	51,246	5,570	1967/1991	4/30/21	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions	Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
COCOWALK (Florida)		32,513	71,536	102,416	48,943	157,522	206,465	40,751	1990/1994, 1922-1973, 2018-2021	5/4/15, 7/1/15, 12/16/15, 7/26/16, 6/30/17, & 8/10/17	(1)
COLORADO BLVD (California)		2,415	3,964	7,723	2,415	11,687	14,102	10,866	1905-1988	8/14/98	(1)
CONGRESSIONAL PLAZA (Maryland)		2,793	7,424	99,450	2,793	106,874	109,667	73,768	1965/2003/ 2016	4/1/1965	(1)
COURTHOUSE CENTER (Maryland)		1,750	1,869	4,024	1,750	5,893	7,643	4,504	1975	12/17/1997	(1)
CROSSROADS (Illinois)		4,635	11,611	21,881	4,635	33,492	38,127	27,419	1959	7/19/1993	(1)
CROW CANYON COMMONS (California)		27,245	54,575	12,624	27,245	67,199	94,444	39,542	Late 1970's/ 1998/2006	12/29/05 & 2/28/07	(1)
DARIEN COMMONS (Connecticut)		30,368	19,523	104,899	30,368	124,422	154,790	15,521	1920-2009/2022-2023	4/3/13 & 7/20/18	(1)
DEDHAM PLAZA (Massachusetts)		16,354	13,413	24,638	16,354	38,051	54,405	23,901	1959	12/31/93, 12/14/16, 1/29/19, & 3/12/19	(1)
DEL MAR VILLAGE (Florida)		15,624	41,712	19,151	15,587	60,900	76,487	36,090	1982/1994/ 2007	5/30/08, 7/11/08, & 10/14/14	(1)
DEL MONTE SHOPPING CENTER (California)		39,612	89,949	723	39,612	90,672	130,284	3,905	1968, 1976, 1984, 2004	2/25/2025	(1)
EAST BAY BRIDGE (California)		29,069	138,035	12,156	29,069	150,191	179,260	64,493	1994-2001, 2011/2012	12/21/2012	(1)
ELLISBURG (New Jersey)		4,028	11,309	24,630	4,013	35,954	39,967	25,951	1959	10/16/1992	(1)
ESCONDIDO PROMENADE (California)		29,281	105,736	791	29,281	106,527	135,808	15,508	1987	5/26/2023	(1)
FAIRFAX JUNCTION (Virgina)		16,768	23,825	6,246	16,768	30,071	46,839	7,960	1981/1986/ 2000	2/8/19 & 1/10/20	(1)
FEDERAL PLAZA (Maryland)		10,216	17,895	47,132	10,216	65,027	75,243	57,602	1970	6/29/1989	(1)
FINLEY SQUARE (Illinois)		9,252	9,544	23,237	9,252	32,781	42,033	22,553	1974	4/27/1995	(1)
FLOURTOWN (Pennsylvania)		1,345	3,943	14,713	1,507	18,494	20,001	9,477	1957	4/25/1980	(1)
FOURTH STREET (California)		13,978	9,909	4,226	13,978	14,135	28,113	5,908	1948,1975	5/19/2017	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions	Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
FREEDOM PLAZA (California)		—	3,255	40,780	—	44,035	44,035	6,809	2018-2020	6/15/2018	(1)
FRESH MEADOWS (New York)		24,625	25,255	49,772	24,633	75,019	99,652	55,923	1946-1949	12/5/1997	(1)
FRIENDSHIP CENTER (District of Columbia)		12,696	20,803	6,341	12,696	27,144	39,840	15,132	1998	9/21/2001	(1)
GAITHERSBURG SQUARE (Maryland)		7,701	5,271	26,745	5,973	33,744	39,717	24,032	1966	4/22/1993	(1)
GARDEN MARKET (Illinois)		2,677	4,829	9,909	2,677	14,738	17,415	11,584	1958	7/28/1994	(1)
GEORGETOWNE SHOPPING CENTER (New York)		32,202	49,586	6,447	32,202	56,033	88,235	11,813	1969/2006/ 2015	11/15/19	(1)
GOVERNOR PLAZA (Maryland)		2,068	4,905	28,793	2,068	33,698	35,766	25,388	1963	10/1/1985	(1)
GRAHAM PARK PLAZA (Virginia)		642	7,629	20,154	653	27,772	28,425	21,031	1971	7/21/1983	(1)
GRATIOT PLAZA (Michigan)		525	1,601	19,588	525	21,189	21,714	17,254	1964	3/29/1973	(1)
GREENLAWN PLAZA (New York)		10,590	20,869	3,411	10,946	23,924	34,870	8,194	1975/2004	1/13/2016	(1)
GREENWICH AVENUE (Connecticut)		7,484	5,445	10,819	7,484	16,264	23,748	8,836	1968	4/12/1995	(1)
GROSSMONT CENTER (California)		125,434	50,311	3,659	125,434	53,970	179,404	13,197	1961, 1963, 1982-1983, 2002	6/1/2021	(1)
HASTINGS RANCH PLAZA (California)		2,257	22,393	1,347	2,257	23,740	25,997	7,080	1958, 1984, 2006, 2007	2/1/2017	(1)
HAUPPAUGE (New York)		8,791	15,262	18,688	8,518	34,223	42,741	19,752	1963	8/6/1998	(1)
HOBOKEN (New Jersey)	73,913	56,866	167,835	11,414	56,872	179,243	236,115	32,680	1887-2006	9/18/19, 11/26/19, 12/19/19, 2/12/20, & 11/18/22	(1)
HUNTINGTON (New York)		12,194	16,008	85,745	12,294	101,653	113,947	26,158	1962/2022-2024	12/12/88, 10/26/07, & 11/24/15	(1)
HUNTINGTON SQUARE (New York)		12,023	33,509	6,378	12,534	39,376	51,910	10,227	1980/2004- 2007/2019	8/16/2010 & 1/31/2023	(1)
IDYLWOOD PLAZA (Virginia)		4,308	10,026	5,832	4,308	15,858	20,166	11,587	1991	4/15/1994	(1)
KINGSTOWNE TOWNE CENTER (Virginia)		72,234	137,466	2,721	72,234	140,187	212,421	18,379	1996/2001/ 2006	4/20/22 & 7/27/22	(1)
LANCASTER (Pennsylvania)		—	2,103	6,602	432	8,273	8,705	6,949	1958	4/24/1980	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions	Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
LANGHORNE SQUARE (Pennsylvania)		720	2,974	21,091	720	24,065	24,785	19,774	1966	1/31/1985	(1)
LAUREL (Maryland)		7,458	22,525	32,386	7,551	54,818	62,369	48,584	1956	8/15/1986	(1)
LAWRENCE PARK (Pennsylvania)		6,150	8,491	51,692	6,161	60,172	66,333	30,704	1972	7/23/1980 & 4/3/17	(1)
LINDEN SQUARE (Massachusetts)		79,382	19,247	61,693	79,346	80,976	160,322	42,199	1960-2008	8/24/2006	(1)
MELVILLE MALL (New York)		35,622	32,882	40,409	35,522	73,391	108,913	33,580	1974	10/16/2006	(1)
MERCER ON ONE (New Jersey)		19,152	44,384	63,215	19,102	107,649	126,751	51,570	1975	10/14/03, 1/31/17, & 10/12/2023	(1)
MONTROSE CROSSING (Maryland)		48,624	91,819	31,660	48,624	123,479	172,103	56,463	1960s, 1970s, 1996 & 2011	12/27/11 & 12/19/13	(1)
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)		15,769	33,501	50,112	15,851	83,531	99,382	56,892	1966/1972/ 1987/2001	3/31/03, 3/21/03, 1/27/06 & 1/4/21	(1)
NORTH DARTMOUTH (Massachusetts)		9,366	—	(7,422)	1,941	3	1,944	2	2004	8/24/2006	(1)
NORTHEAST (Pennsylvania)		938	8,779	26,660	939	35,438	36,377	25,884	1959	8/30/1983	(1)
OLD KEENE MILL (Virginia)		638	998	18,575	638	19,573	20,211	9,356	1968	6/15/1976	(1)
OLD TOWN CENTER (California)		3,420	2,765	38,276	3,420	41,041	44,461	28,992	1962, 1997-1998	10/22/1997	(1)
OLIVO AT MISSION HILLS (California)		15,048	46,732	21,127	15,048	67,859	82,907	14,545	2017-2018	8/2/2017	(1)
PERRING PLAZA (Maryland)		2,800	6,461	34,168	2,800	40,629	43,429	25,185	1963	10/1/1985	(1)
PIKE & ROSE (Maryland)		27,102	10,335	762,658	32,890	767,205	800,095	142,373	1963, 2012-2025	5/18/82, 10/26/07, & 7/31/12	(1)
PIKE 7 PLAZA (Virginia)		14,970	22,799	19,278	14,914	42,133	57,047	25,930	1968	3/31/97 & 7/8/15	(1)
PINOLE VISTA CROSSING (California)		25,218	33,286	(12)	25,218	33,274	58,492	2,472	1995, 2015	7/31/2024	(1)
PLAZA DEL MERCADO (Maryland)		10,305	21,553	15,363	10,305	36,916	47,221	14,253	1969	1/13/2016	(1)
PLAZA DEL SOL (California)		5,605	12,331	31	5,605	12,362	17,967	3,342	2009	8/2/2017	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions	Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
PLAZA EL SEGUNDO/THE POINT (California)	124,891	62,127	153,556	95,586	64,463	246,806	311,269	100,720	2006/2007/ 2016	12/30/11, 6/14/13, 7/26/13, & 12/27/13	(1)
PROVIDENCE PLACE (formerly Pan Am) (Virginia)		8,694	12,929	16,232	8,695	29,160	37,855	19,947	1979	2/5/1993	(1)
QUEEN ANNE PLAZA (Massachusetts)		3,319	8,457	8,127	3,319	16,584	19,903	13,353	1967	12/23/1994	(1)
QUINCE ORCHARD (Maryland)		3,197	7,949	30,656	2,992	38,810	41,802	30,992	1975	4/22/1993	(1)
RIVERPOINT CENTER (Illinois)		15,422	104,572	3,086	15,422	107,658	123,080	29,406	1989, 2012	3/31/2017	(1)
SAN ANTONIO CENTER (California)		26,400	18,462	7,556	26,400	26,018	52,418	9,608	1958, 1964-1965, 1974-1975, 1995-1997	1/9/2015, 9/13/19	(1)
SANTANA ROW (California)		65,930	7,502	1,315,096	56,840	1,331,688	1,388,528	364,278	1999-2006, 2009, 2014, 2016-2025	3/5/97, 7/13/12, 9/6/12, 4/30/13 & 9/23/13	(1)
SHOPS AT PEMBROKE GARDENS (Florida)		39,506	141,356	9,884	39,506	151,240	190,746	18,812	2007	7/27/2022	(1)
SYLMAR TOWNE CENTER (California)	—	18,522	24,637	5,827	18,522	30,464	48,986	7,371	1973	8/2/2017	(1)
THE AVENUE AT WHITE MARSH (Maryland)		20,682	72,432	45,091	20,685	117,520	138,205	63,192	1997	3/8/2007	(1)
THE GROVE AT SHREWSBURY (New Jersey)	43,461	18,016	103,115	17,490	18,021	120,600	138,621	43,997	1988/1993/ 2007	1/1/2014 & 10/6/14	(1)
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)		4,441	12,849	2,366	4,441	15,215	19,656	8,861	2005 - 2006	3/8/2007	(1)
THE SHOPS AT HILTON VILLAGE (Arizona)		—	85,431	2,833	—	88,264	88,264	12,205	1982/1989	6/14/21 & 7/18/22	(1)
TOWER SHOPPING CENTER (Virginia)		7,170	10,518	12,513	7,292	22,909	30,201	13,394	1953-1960	8/24/1998	(1)
TOWER SHOPS (Florida)		29,940	43,390	33,048	29,962	76,416	106,378	35,535	1989, 2017	1/19/11 & 6/13/14	(1)
TOWN CENTER CROSSING/TOWN CENTER PLAZA (Kansas)		31,361	232,083	1,440	31,361	233,523	264,884	4,545	1995, 2005-2008, 2014, 2015	7/1/2025	(1)

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025
(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions	Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions	Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
TROY HILLS (New Jersey)		3,126	5,193	29,144	5,865	31,598	37,463	22,720	1966	7/23/1980	(1)
TWINBROOKE CENTRE (Virginia)		16,484	18,898	8,369	16,484	27,267	43,751	3,336	1977	9/2/2021	(1)
TYSON'S STATION (Virginia)		388	453	5,977	493	6,325	6,818	4,579	1954	1/17/1978	(1)
VILLAGE AT SHIRLINGTON (Virginia)		9,761	14,808	53,893	6,323	72,139	78,462	43,234	1940, 2006-2009	12/21/1995	(1)
VILLAGE POINTE (Nebraska)		23,250	121,993	3	23,250	121,996	145,246	472	2004	11/24/2025	(1)
VIRGINIA GATEWAY (Virginia)		93,767	114,609	2,609	93,767	117,218	210,985	7,475	1999, 2006-2008, 2013-2016	5/31/2024	(1)
WESTGATE CENTER (California)		6,319	107,284	50,830	6,319	158,114	164,433	92,926	1960-1966	3/31/2004	(1)
WESTPOST (Virginia)		—	2,955	117,907	—	120,862	120,862	72,502	1999 - 2002	1998 & 11/22/10	(1)
WHITE MARSH PLAZA (Maryland)		3,478	21,413	2,294	3,514	23,671	27,185	14,075	1987	3/8/2007	(1)
WHITE MARSH OTHER (Maryland)		23,703	—	125	23,703	125	23,828	59	1985	3/8/2007	(1)
WILDWOOD (Maryland)		9,111	1,061	18,221	9,111	19,282	28,393	12,440	1958	5/5/1969	(1)
WILLOW GROVE (Pennsylvania)		1,499	6,643	46,993	1,499	53,636	55,135	25,550	1953	11/20/1984	(1)
WILLOW LAWN (Virginia)		3,192	7,723	98,231	8,211	100,935	109,146	76,657	1957	12/5/1983	(1)
WYNNEWOOD (Pennsylvania)		8,055	13,759	26,589	8,055	40,348	48,403	30,130	1948	10/29/1996	(1)
TOTALS	$521,759	$1,932,134	$3,851,563	$5,856,205	$1,922,252	$9,717,650	$11,639,902	$3,351,881

(1)Depreciation of building and improvements is calculated based on useful lives ranging from the life of the lease to 50 years.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2025
Reconciliation of Total Cost
(in thousands)

Balance, December 31, 2022	$10,104,499
Additions during period
Improvements	287,286
Reconsolidation of VIE	135,017
Acquisitions	74,723
Deduction during period—dispositions and retirements of property	(55,338)
Balance, December 31, 2023	10,546,187
Additions during period
Acquisitions	266,877
Improvements	249,043
Deduction during period—dispositions and retirements of property	(158,394)
Balance, December 31, 2024	10,903,713
Additions during period
Acquisitions	715,549
Improvements	300,724
Deduction during period
Dispositions and retirements of property	(272,659)
Impairment of property	(7,425)
Balance, December 31, 2025 (1)	$11,639,902
_____________________
(1)For Federal tax purposes, the aggregate cost basis is approximately $10.2 billion as of December 31, 2025.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2025
Reconciliation of Accumulated Depreciation and Amortization
(In thousands)

Balance, December 31, 2022	$2,715,817
Additions during period
Depreciation and amortization expense	282,896
Reconsolidation of VIE	2,869
Deductions during period -dispositions and retirements of property	(38,063)
Balance, December 31, 2023	2,963,519
Additions during period-depreciation and amortization expense	302,635
Deductions during period -dispositions and retirements of property	(113,355)
Balance, December 31, 2024	3,152,799
Depreciation and amortization expense	319,819
Deductions during period -dispositions and retirements of property	(120,737)
Balance, December 31, 2025	$3,351,881

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2025

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Second mortgage on a retail shopping center in Rockville, MD (2)	11.5%	February 2026	Interest only monthly; balloon payment due at maturity	$58,750	(3)	$5,075	$4,591	$—
Second mortgage on a retail shopping center in Rockville, MD (2)	10.75%	February 2026	Interest only monthly; balloon payment due at maturity	58,750	(3)	4,500	4,500	—
Second mortgage on a retail shopping center in Baltimore, MD	7.0%	October 2031	Principal and interest monthly; balloon payment due at maturity	4,990	(4)	399	—	—
				$63,740		$9,974	$9,091	$—
_____________________
(1)The amounts are net of any expected losses in accordance with ASU 2016-13. See note 2 to the consolidated financial statements. For Federal tax purposes, the aggregate tax basis is approximately $10.0 million as of December 31, 2025.
(2)The borrower on the noted mortgage notes receivable is in default. However, we believe the fair value of the property supports the $9.1 million carrying value of our notes.
(3)These mortgages are both subordinate to a first mortgage of $58.8 million in total. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2025 is estimated.
(4)This mortgage is subordinate to a first mortgage of $5.0 million. We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2025 is estimated.

FEDERAL REALTY INVESTMENT TRUST AND FEDERAL REALTY OP LP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE - CONTINUED
Three Years Ended December 31, 2025
Reconciliation of Carrying Amount
(In thousands)

Balance, December 31, 2022	$9,456
Deductions during period:
Valuation adjustments	(213)
Collection and satisfaction of loans	(47)
Balance, December 31, 2023	9,196
Deductions during period:
Collection and satisfaction of loans	(50)
Valuation adjustments	(2)
Balance, December 31, 2024	9,144
Deductions during period:
Collection and satisfaction of loans	(54)
Valuation adjustments	1
Balance, December 31, 2025	$9,091