Form 10-Q
period 2026-03-31
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2026-05-01
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on April 28, 2026 was 86,389,197.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2026, of Federal Realty Investment Trust and Federal Realty OP, LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests for limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of March 31, 2026, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2026

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,898,790 and $1,832,190 of consolidated variable interest entities, respectively)	$11,302,971	$11,265,167
Construction-in-progress (including $30,376 and $28,418 of consolidated variable interest entities, respectively)	358,950	374,735
	11,661,921	11,639,902
Less accumulated depreciation and amortization (including $474,534 and $468,725 of consolidated variable interest entities, respectively)	(3,394,099)	(3,351,881)
Net real estate	8,267,822	8,288,021
Cash and cash equivalents	115,633	107,415
Accounts and notes receivable, net	249,428	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	31,105	31,881
Operating lease right of use assets, net	82,234	83,120
Finance lease right of use assets, net	6,356	6,410
Prepaid expenses and other assets	344,192	354,767
TOTAL ASSETS	$9,096,770	$9,130,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $191,475 and $194,176 of consolidated variable interest entities, respectively)	$519,021	$521,759
Notes payable, net	1,365,333	1,057,331
Senior notes and debentures, net	2,965,414	3,364,010
Accounts payable and accrued expenses	222,187	219,678
Dividends payable	99,926	99,792
Security deposits payable	32,489	31,548
Operating lease liabilities	71,484	72,304
Finance lease liabilities	12,935	12,903
Other liabilities and deferred credits	243,637	250,494
Total liabilities	5,532,426	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	182,827	181,655
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, 86,386,687 and 86,266,009 shares issued and outstanding, respectively	870	869
Additional paid-in capital	4,310,277	4,310,365
Accumulated dividends in excess of net income	(1,164,907)	(1,224,372)
Accumulated other comprehensive income	5,075	2,047
Total shareholders’ equity of the Trust	3,311,137	3,248,731
Noncontrolling interests	70,380	70,255
Total shareholders’ equity	3,381,517	3,318,986
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,096,770	$9,130,460
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
REVENUE
Rental income	$332,658	$302,294
Other property income	7,890	6,585
Mortgage interest income	536	275
Total revenue	341,084	309,154
EXPENSES
Rental expenses	74,697	67,804
Real estate taxes	38,971	36,567
General and administrative	11,925	10,875
Depreciation and amortization	99,217	86,946
Total operating expenses	224,810	202,192

Gain on sale of real estate	92,711	1,171

OPERATING INCOME	208,985	108,133

OTHER INCOME/(EXPENSE)
Other interest income	1,040	743
Interest expense	(49,116)	(42,475)
Income from partnerships	161	177
NET INCOME	161,070	66,578
Net income attributable to noncontrolling interests	(1,971)	(2,810)
NET INCOME ATTRIBUTABLE TO THE TRUST	159,099	63,768
Dividends on preferred shares	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$157,091	$61,760

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.82	$0.72
Weighted average number of common shares	86,040	85,472
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.81	$0.72
Weighted average number of common shares	86,662	85,472

COMPREHENSIVE INCOME	$164,108	$65,334

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$162,127	$62,624

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2025	398,878	$159,822	86,266,009	$869	$4,310,365	$(1,224,372)	$2,047	$70,255	$3,318,986
Net income, excluding $1,174 attributable to redeemable noncontrolling interests	—	—	—	—	—	159,099	—	797	159,896
Other comprehensive income - change in fair value of interest rate swaps, excluding $10 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,028	—	3,028
Dividends declared to common shareholders ($1.13 per share)	—	—	—	—	—	(97,626)	—	—	(97,626)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,883 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(668)	(668)
Common shares issued and shares issued under dividend reinvestment plan, net	—	—	4,278	—	357	—	—	—	357
Share-based compensation expense, net of forfeitures	—	—	163,466	1	4,536	—	—	—	4,537
Shares withheld for employee taxes	—	—	(47,066)	—	(4,926)	—	—	—	(4,926)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	265	265
Redemption of downREIT OP units	—	—	—	—	(55)	—	—	(269)	(324)
BALANCE AT MARCH 31, 2026	398,878	$159,822	86,386,687	$870	$4,310,277	$(1,164,907)	$5,075	$70,380	$3,381,517

BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $2,003 attributable to redeemable noncontrolling interests	—	—	—	—	—	63,768	—	807	64,575
Other comprehensive loss - change in fair value of interest rate swaps, excluding $100 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,144)	—	(1,144)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(94,875)	—	—	(94,875)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,263 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(869)	(869)
Common shares issued, net	—	—	476,543	5	54,489	—	—	—	54,494
Shares issued under dividend reinvestment plan	—	—	4,291	—	444	—	—	—	444
Share-based compensation expense, net of forfeitures	—	—	148,617	2	4,110	—	—	—	4,112
Shares withheld for employee taxes	—	—	(41,824)	—	(4,607)	—	—	—	(4,607)
Conversion of downREIT OP units	—	—	1,158	—	103	—	—	(103)	—
BALANCE AT MARCH 31, 2025	398,878	$159,822	86,255,005	$869	$4,303,363	$(1,275,769)	$3,596	$72,385	$3,264,266
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$161,070	$66,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,217	86,946
Gain on sale of real estate	(92,711)	(1,171)
Income from partnerships	(161)	(177)
Straight-line rent	(8,721)	(7,463)
Share-based compensation expense	4,303	3,881
Other, net	(1,817)	(368)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	8,281	16,799
Decrease in prepaid expenses and other assets	4,818	4,422
Increase in accounts payable and accrued expenses	12,377	7,185
(Decrease) increase in security deposits and other liabilities	(2,062)	2,412
Net cash provided by operating activities	184,594	179,044
INVESTING ACTIVITIES
Acquisition of real estate	(65,724)	(120,413)
Capital expenditures - development and redevelopment	(38,987)	(31,222)
Capital expenditures - other	(25,963)	(27,807)
Proceeds from sale of real estate	155,310	3,860
Distribution from partnerships in excess of earnings	1,313	642
Leasing costs	(5,433)	(6,826)
Net cash provided by (used in) investing activities	20,516	(181,766)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	59,100	44,550
Repayment of senior notes	(400,000)	—
Issuance and extension of notes payable, net of costs	250,000	(4,814)
Repayment of mortgages, finance leases and notes payable	(2,950)	(2,005)
Issuance of common shares, net of costs	(30)	54,542
Dividends paid to common and preferred shareholders	(99,110)	(95,964)
Shares withheld for employee taxes	(4,926)	(4,607)
Contributions from noncontrolling interests	2,871	1,413
Distributions to and redemptions of noncontrolling interests	(3,878)	(3,133)
Net cash used in financing activities	(198,923)	(10,018)
Increase (decrease) in cash, cash equivalents and restricted cash	6,187	(12,740)
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$123,893	$122,703

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,898,790 and $1,832,190 of consolidated variable interest entities, respectively)	$11,302,971	$11,265,167
Construction-in-progress (including $30,376 and $28,418 of consolidated variable interest entities, respectively)	358,950	374,735
	11,661,921	11,639,902
Less accumulated depreciation and amortization (including $474,534 and $468,725 of consolidated variable interest entities, respectively)	(3,394,099)	(3,351,881)
Net real estate	8,267,822	8,288,021
Cash and cash equivalents	115,633	107,415
Accounts and notes receivable, net	249,428	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	31,105	31,881
Operating lease right of use assets, net	82,234	83,120
Finance lease right of use assets, net	6,356	6,410
Prepaid expenses and other assets	344,192	354,767
TOTAL ASSETS	$9,096,770	$9,130,460
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $191,475 and $194,176 of consolidated variable interest entities, respectively)	$519,021	$521,759
Notes payable, net	1,365,333	1,057,331
Senior notes and debentures, net	2,965,414	3,364,010
Accounts payable and accrued expenses	222,187	219,678
Dividends payable	99,926	99,792
Security deposits payable	32,489	31,548
Operating lease liabilities	71,484	72,304
Finance lease liabilities	12,935	12,903
Other liabilities and deferred credits	243,637	250,494
Total liabilities	5,532,426	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	182,827	181,655
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,386,687 and 86,266,009 units issued and outstanding, respectively	3,151,274	3,091,896
Accumulated other comprehensive income	5,075	2,047
Total partner capital	3,311,137	3,248,731
Noncontrolling interests in consolidated partnerships	70,380	70,255
Total capital	3,381,517	3,318,986
TOTAL LIABILITIES AND CAPITAL	$9,096,770	$9,130,460

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per unit data)
REVENUE
Rental income	$332,658	$302,294
Other property income	7,890	6,585
Mortgage interest income	536	275
Total revenue	341,084	309,154
EXPENSES
Rental expenses	74,697	67,804
Real estate taxes	38,971	36,567
General and administrative	11,925	10,875
Depreciation and amortization	99,217	86,946
Total operating expenses	224,810	202,192

Gain on sale of real estate	92,711	1,171

OPERATING INCOME	208,985	108,133

OTHER INCOME/(EXPENSE)
Other interest income	1,040	743
Interest expense	(49,116)	(42,475)
Income from partnerships	161	177
NET INCOME	161,070	66,578
Net income attributable to noncontrolling interests	(1,971)	(2,810)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	159,099	63,768
Distributions on preferred units	(2,008)	(2,008)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$157,091	$61,760

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$1.82	$0.72
Weighted average number of common units	86,040	85,472
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.81	$0.72
Weighted average number of common units	86,662	85,472

COMPREHENSIVE INCOME	$164,108	$65,334

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$162,127	$62,624

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT DECEMBER 31, 2025	$154,788	$3,091,896	$2,047	$3,248,731	$70,255	$3,318,986
Net income, excluding $1,174 attributable to redeemable noncontrolling interests	2,008	157,091	—	159,099	797	159,896
Other comprehensive income - change in fair value of interest rate swaps, excluding $10 attributable to redeemable noncontrolling interest	—	—	3,028	3,028	—	3,028
Distributions declared to common unit holders	—	(97,626)	—	(97,626)	—	(97,626)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,883 attributable to redeemable noncontrolling interests	—	—	—	—	(668)	(668)
Common units issued as a result of common stock issued by Parent Company and common units issued under dividend reinvestment plan, net of issuance costs	—	357	—	357	—	357
Share-based compensation expense, net of forfeitures	—	4,537	—	4,537	—	4,537
Common units withheld for employee taxes	—	(4,926)	—	(4,926)	—	(4,926)
Redemption of downREIT OP units	—	(55)	—	(55)	(269)	(324)
Contributions from noncontrolling interests	—	—	—	—	265	265
BALANCE AT MARCH 31, 2026	$154,788	$3,151,274	$5,075	$3,311,137	$70,380	$3,381,517

BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $2,003 attributable to redeemable noncontrolling interests	2,008	61,760	—	63,768	807	64,575
Other comprehensive loss - change in fair value of interest rate swaps, excluding $100 attributable to redeemable noncontrolling interest	—	—	(1,144)	(1,144)	—	(1,144)
Distributions declared to common unit holders	—	(94,875)	—	(94,875)	—	(94,875)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,263 attributable to redeemable noncontrolling interests	—	—	—	—	(869)	(869)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,494	—	54,494	—	54,494
Common units issued under dividend reinvestment plan	—	444	—	444	—	444
Share-based compensation expense, net of forfeitures	—	4,112	—	4,112	—	4,112
Common units withheld for employee taxes	—	(4,607)	—	(4,607)	—	(4,607)
Conversion of downREIT OP units	—	103	—	103	(103)	—
BALANCE AT MARCH 31, 2025	$154,788	$3,033,497	$3,596	$3,191,881	$72,385	$3,264,266
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$161,070	$66,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,217	86,946
Gain on sale of real estate	(92,711)	(1,171)
Income from partnerships	(161)	(177)
Straight-line rent	(8,721)	(7,463)
Share-based compensation expense	4,303	3,881
Other, net	(1,817)	(368)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	8,281	16,799
Decrease in prepaid expenses and other assets	4,818	4,422
Increase in accounts payable and accrued expenses	12,377	7,185
(Decrease) increase in security deposits and other liabilities	(2,062)	2,412
Net cash provided by operating activities	184,594	179,044
INVESTING ACTIVITIES
Acquisition of real estate	(65,724)	(120,413)
Capital expenditures - development and redevelopment	(38,987)	(31,222)
Capital expenditures - other	(25,963)	(27,807)
Proceeds from sale of real estate	155,310	3,860
Distribution from partnerships in excess of earnings	1,313	642
Leasing costs	(5,433)	(6,826)
Net cash provided by (used in) investing activities	20,516	(181,766)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	59,100	44,550
Repayment of senior notes	(400,000)	—
Issuance and extension of notes payable, net of costs	250,000	(4,814)
Repayment of mortgages, finance leases and notes payable	(2,950)	(2,005)
Issuance of common units, net of costs	(30)	54,542
Distributions to common and preferred unit holders	(99,110)	(95,964)
Shares withheld for employee taxes	(4,926)	(4,607)
Contributions from noncontrolling interests	2,871	1,413
Distributions to and redemptions of noncontrolling interests	(3,878)	(3,133)
Net cash used in financing activities	(198,923)	(10,018)
Increase (decrease) in cash, cash equivalents and restricted cash	6,187	(12,740)
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$123,893	$122,703

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the "Parent Company" and the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Parent Company conducts substantially all of its operations and owns all of its assets. The Parent Company owns 100% of the limited liability company interests of, is sole member of and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. The Parent Company specializes in the ownership, operation, and redevelopment of high-quality retail-based properties through the Operating Partnership, and has no other substantial assets or liabilities other than through its investment in the Operating Partnership. Our properties are located primarily in major coastal markets and select underserved regions that we believe have strong economic and demographic fundamentals. As of March 31, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects.
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
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including inflation risk, changes in interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year.
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
Segment Information
We have one reportable segment. We evaluate financial performance using property operating income ("POI"), a non-GAAP measure which consists of rental income, other property income, and mortgage interest income, less rental expenses and real estate taxes.
Reconciliation of property operating income to consolidated net income:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Property operating income	$227,416	$204,783
General and administrative expense	(11,925)	(10,875)
Depreciation and amortization	(99,217)	(86,946)
Gain on sale of real estate	92,711	1,171
Other interest income	1,040	743
Interest expense	(49,116)	(42,475)
Income from partnerships	161	177
Net income	161,070	66,578
Net income attributable to noncontrolling interests	(1,971)	(2,810)
Net income attributable to the trust	$159,099	$63,768
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
Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Adopted in 2026:
ASU 2024-04, November 2024, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments	This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.

	Entities have the option to apply the guidance either (1) prospectively to settlements of convertible debt instruments that occur during fiscal years (and interim periods within those fiscal years) beginning after the effective date or (2) retrospectively. This is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We adopted this ASU as of January 1, 2026. The implementation of this ASU did not have an impact on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters
Issued in 2025:
ASU 2025-01, January 2025, and ASU 2024-03, November 2024, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires the disaggregation of specific natural expense categories within relevant income statement captions. Public business entities are required to provide tabular disclosures which disaggregate expenses such as purchases of inventory, employee compensation, depreciation and amortization. A separate total of an entity's selling expenses is also required, along with the disclosure of how the company determines them.

	The guidance is required to be applied prospectively, but may be applied retrospectively for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-09, November 2025, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements	This ASU amends certain aspects of hedge accounting in ASC 815. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The key changes include: (1) Allows individual forecasted transactions to be hedged in a group if they have similar risk exposure for cash flow hedges. (2) Establishes a model borrowers can use in cash flow hedges of forecasted interest payments on choose-your-rate debt instruments. (3) Expands hedge accounting for forecasted purchases and sales of nonfinancial assets. (4) Eliminates the requirement for the net written option test in certain instances to accommodate differences in the loan and swap markets that resulted from reference rate reform. (5) Eliminates the recognition and presentation mismatch for foreign currency-denominated debt used as both a net investment hedge instrument and a hedged item for interest rate risk.

	The guidance is applied prospectively for all hedging relationships as of the date of adoption. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-10, December 2025, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities	This ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 introduces specific recognition thresholds (probability of compliance and receipt) and detailed disclosures, aiming to improve consistency and comparability in financial reporting for grants.

	The new guidance is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within), with early adoption permitted in any period for which financial statements have not yet been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-11, December 2025, Interim Reporting (Topic 270), Narrow-Scope Improvements	This ASU clarifies interim disclosure requirements including the form and content of such financial statements, adds a comprehensive list of mandatory interim disclosures, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity.

	The guidance can be applied either prospectively or retrospectively. The guidance applies to all public entities and is effective for interim reporting periods with annual reporting periods after December 15, 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters

ASU 2025-12, December 2025, Codification Improvements	This ASU clarifies, corrects errors in and makes improvements to several topics within the FASB Codification. The amendments are part of an ongoing FASB project to make non-substantive technical corrections, clarifications, and improvements to make standards more consistent and easier to interpret for preparers and users.

	The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$52,079	$47,325
Interest capitalized	(2,963)	(4,850)
Interest expense	$49,116	$42,475
Cash paid for interest, net of amounts capitalized	$40,819	$34,997
Cash paid for income taxes	$2	$11
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage note receivable repaid with property acquisition	$9,575	$—
Shares issued under dividend reinvestment plan	$387	$396
DownREIT operating partnership units issued with acquisition	$265	$—
DownREIT operating partnership units redeemed for common shares	$—	$103

	March 31,	December 31,
	2026	2025
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$115,633	$107,415
Restricted cash (1)	8,260	10,291
Total cash, cash equivalents, and restricted cash	$123,893	$117,706
(1)Restricted cash balances are included in "prepaid expenses and other assets" on our consolidated balance sheets.

NOTE 3—REAL ESTATE
On January 6, 2026, we purchased the fee interest under one of our ground leases at Bethesda Row for $2.5 million.
On March 12, 2026, we acquired the fee interest in Congressional North Shopping Center, a 217,000 square foot, grocery-anchored shopping center in Rockville, Maryland for $72.3 million. This purchase was completed in a multi-step transaction, and was funded with a combination of cash and the issuance of 2,513 downREIT operating partnership units, net of the repayment of two mortgage notes receivable that were included on our consolidated balance sheets at December 31, 2025. Approximately $5.2 million and $0.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.5 million of net assets acquired were allocated to other liabilities for "below market leases."
During the three months ended March 31, 2026, we sold a residential building at our Santana Row property and we sold our Courthouse Center retail property for a combined sales price of $158.5 million, resulting in a net gain of $92.2 million.

NOTE 4—DEBT
On February 17, 2026 we repaid our $400.0 million 1.25% senior unsecured notes at maturity.
On February 19, 2026 we borrowed $250.0 million under the unsecured term loan agreement that we entered into on November 17, 2025. See Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding this term loan.
In March 2026, we repaid two mortgage loans totaling $2.1 million at our Hoboken property, at par.
During the three months ended March 31, 2026, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $699.5 million. The weighted average amount of borrowings outstanding was $397.3 million and the weighted average interest rate, before amortization of debt fees, was 4.4% for the three months ended March 31, 2026. At March 31, 2026, our revolving credit facility had $369.1 million outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2026, we were in compliance with all default related debt covenants.
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The Notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The Notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Interest expense related to these Notes was $4.6 million for both the three months ended March 31, 2026 and 2025, and includes debt issuance cost amortization of $0.7 million for both periods. Including the debt issuance cost amortization, the current effective interest rate on these Notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $7.5 million at March 31, 2026.
Prior to the close of business on July 15, 2028, the Notes will be exchangeable at the option of holders only upon certain circumstances and during certain periods. On or after July 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes, holders may exchange their Notes at any time. The Operating Partnership will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating Partnership to the Trust. The exchange rate initially equals 8.1436 common shares per $1,000 principal amount of the Notes. The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly common dividend in excess of $1.09 per share, but will not be adjusted for any accrued and unpaid interest. While our quarterly common dividend per share currently exceeds $1.09, the exchange rate has not materially changed.
In connection with the Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Notes or their affiliates or other financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $143.26 per share, and is subject to certain adjustments under the terms of the capped call transactions.

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

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,884,354	$1,878,411	$1,579,090	$1,572,977
Senior notes and debentures, net	$2,487,921	$2,311,623	$2,887,190	$2,743,096
Exchangeable senior notes, net	$477,493	$497,966	$476,820	$492,912

The following table is a summary of our outstanding interest rate swap agreements as of March 31, 2026:

Interest Rate Swap	Notional Amount	Maturity Date of Related Swap Agreements	Weighted Average Interest Rate	Balance Sheet Location	Fair Value
	(in millions)				(in millions)
$750 million term loan	$450.0	March 1, 2028	4.17%	Prepaid expenses and other assets	$2.1
Hoboken	50.2	December 15, 2029	3.67%	Prepaid expenses and other assets	3.2
	$500.2				$5.3

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. For the three months ended March 31, 2026, the value of our interest rate swaps increased $2.7 million, (including $0.7 million reclassified from other comprehensive income as a decrease to interest expense). A summary of our net financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$5,285	$—	$5,285	$—	$2,601	$—	$2,601
Three of our equity method investees have interest rate swaps which qualify for cash flow hedge accounting. For the three months ended March 31, 2026, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was $0.4 million.

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. As of March 31, 2026, a total of 526,408 downREIT operating partnership units were outstanding which had a total fair value of approximately $55.9 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on March 31, 2026.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2026		2025
	Declared	Paid	Declared	Paid
Common shares	$1.130	$1.130	$1.100	$1.100
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.313	$0.313	$0.313	$0.313
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,537	$4,112
Capitalized share-based compensation	(234)	(231)
Share-based compensation expense	$4,303	$3,881

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For the three months ended March 31, 2026 and 2025, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 1,190 stock options for both the three months ended March 31, 2026 and 2025,
•conversions of downREIT operating partnership units for the three months ended March 31, 2025,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for the three months ended March 31, 2025, and
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the three months ended March 31, 2025,
Potentially issuable shares and units in exchange for the 3.25% Exchangeable Senior Notes due 2029 for both the three months ended March 31, 2026 and 2025, did not have a dilutive effect on the diluted EPS and EPU calculations.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share data)
NUMERATOR
Net income	$161,070	$66,578
Less: Preferred share dividends	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(1,971)	(2,810)
Less: Earnings allocated to unvested shares	(547)	(321)
Net income for common shareholders, basic	156,544	61,439
Add: Income attributable to downREIT operating partnership units	594	—
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Shares	133	—
Net income available for common shareholders, diluted	$157,271	$61,439
DENOMINATOR
Weighted average common shares outstanding, basic	86,040	85,472
Effect of dilutive securities:
DownREIT operating partnership units	528	—
5.417% Series 1 Cumulative Convertible Preferred Shares	94	—
Weighted average common shares outstanding, diluted	86,662	85,472

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$1.82	$0.72

EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$1.81	$0.72

Federal Realty OP LP Earnings per Unit

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per unit data)
NUMERATOR
Net income	$161,070	$66,578
Less: Preferred unit distributions	(2,008)	(2,008)
Less: Income from operations attributable to noncontrolling interests	(1,971)	(2,810)
Less: Earnings allocated to unvested units	(547)	(321)
Net income available for common unit holders, basic	$156,544	$61,439
Add: Income attributable to downREIT operating partnership units	594	—
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Units	133	—
Net income available for common unit holders, diluted	$157,271	$61,439
DENOMINATOR
Weighted average common units outstanding, basic	86,040	85,472
Effect of dilutive securities:
DownREIT operating partnership units	528	—
5.417% Series 1 Cumulative Convertible Preferred Units	94	—
Weighted average common units outstanding, diluted	86,662	85,472

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$1.82	$0.72
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$1.81	$0.72

NOTE 10—SUBSEQUENT EVENTS
On April 14, 2026, we amended and restated our revolving credit facility, increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions, at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion.
On April 17, 2026 we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
Federal Realty Investment Trust (the "Parent Company" or the "Trust") is an equity real estate investment trust ("REIT"). Federal Realty OP LP (the "Operating Partnership") is the entity through which the Trust conducts substantially all of its operations and owns substantially all of its assets. The Trust owns 100% of the limited liability company interests of, and is sole member and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which in turn, is the sole general partner of the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. We specialize in the ownership, operation, and redevelopment of high-quality retail-based properties. As of March 31, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 104 predominantly retail real estate projects comprising approximately 29.0 million commercial square feet. In total, the real estate projects were 96.1% leased and 93.8% occupied at March 31, 2026.
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including inflation risk, changes in interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.
See further discussion of the impact of current economic conditions on our business throughout Item 2.

Critical Accounting Policies
There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
Property Acquisitions and Dispositions
On January 6, 2026, we purchased the fee interest under one of our ground leases at Bethesda Row for $2.5 million.
On March 12, 2026, we acquired the fee interest in Congressional North Shopping Center, a 217,000 square foot, grocery-anchored shopping center in Rockville, Maryland for $72.3 million. This purchase was completed in a multi-step transaction, and was funded with a combination of cash and the issuance of 2,513 downREIT operating partnership units, net of the repayment of two mortgage notes receivable that were included on our consolidated balance sheets at December 31, 2025. Approximately $5.2 million and $0.1 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $1.5 million of net assets acquired were allocated to other liabilities for "below market leases."
During the three months ended March 31, 2026, we sold a residential building at our Santana Row property and we sold our Courthouse Center retail property for a combined sales price of $158.5 million, resulting in a net gain of $92.2 million.
On April 17, 2026 we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million.
Debt and Equity Transactions
On February 17, 2026 we repaid our $400.0 million 1.25% senior unsecured notes at maturity.
On February 19, 2026 we borrowed $250.0 million under the unsecured term loan agreement that we entered into on November 17, 2025. See Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding this term loan.
In March 2026, we repaid two mortgage loans totaling $2.1 million at our Hoboken property, at par.
During the three months ended March 31, 2026, the maximum amount of borrowings outstanding under our $1.25 billion revolving credit facility was $699.5 million. The weighted average amount of borrowings outstanding was $397.3 million and the weighted average interest rate, before amortization of debt fees, was 4.4% for the three months ended March 31, 2026. At March 31, 2026, our revolving credit facility had $369.1 million outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2026, we were in compliance with all default related debt covenants.
On April 14, 2026, we amended and restated our revolving credit facility, increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion. For additional information about the amendment and restatement of our revolving credit facility, see the Current Report on Form 8-K we filed on April 15, 2026.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $33 million and $2 million, respectively, for the three months ended March 31, 2026, and $32 million and $2 million, respectively, for the three months ended March 31, 2025. We capitalized external and internal costs related to other property improvements of $20 million and $1 million, respectively, for the three months ended March 31, 2026, and $26 million and $1 million, respectively, for the three months ended March 31, 2025. We capitalized external and internal costs related to leasing activities of $5 million and $2 million, respectively, for the three months ended March 31, 2026, and $5 million and $1 million, respectively, for the three months ended March 31, 2025. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $2 million, respectively, for the three months ended March 31, 2026, and $2 million, $1 million, and $1 million, respectively, for the three months ended March 31, 2025. Total capitalized costs were $63 million and $68 million for the three months ended March 31, 2026 and 2025, respectively.
Outlook
Our long-term growth strategy is focused on growth in earnings, funds from operations, and cash flows primarily through a combination of the following:
•growth in our comparable property portfolio,
•expansion of our portfolio through property acquisitions, and
•growth in our portfolio from property redevelopments and expansions.
Although general economic impacts of elevated levels of inflation and higher interest rates are impacting us in the short-term, our long-term focus has not changed. See our Annual Report on Form 10-K filed on February 12, 2026, for additional discussion of our long-term strategies.

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.6 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.3% spread between our leased rate of 96.1% and our occupied rate of 93.8%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from tariffs or supply chain disruptions could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, significant disruptions in supply chains, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
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

We continue to have several development projects in process being delivered as follows:
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. All of the space is leased, of which 317,000 square feet is occupied.
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
At March 31, 2026, the leasable commercial square feet in our properties was 96.1% leased and 93.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the first quarter of 2026, we signed leases for a total of 661,000 square feet of retail space including 649,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis. New leases for comparable spaces were signed for 243,000 square feet, with an average rental increase of 26% on a cash basis. Renewals for comparable spaces were signed for 406,000 square feet at a 6% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $22.00 per square foot, of which $55.84 per square foot was for new leases and $1.76 per square foot was for renewals for the three months ended March 31, 2026.
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
In the past four years, we have executed comparable space leases for 2.0 to 2.4 million square feet of retail space each year and expect the volume in 2026 will be in line with these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
The leases signed in 2026 generally become effective over the following two years though some may not become effective until 2029 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, our historical increases in rental rates do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three months ended March 31, 2026, all or a portion of 96 properties were considered comparable properties and seven properties were considered non-comparable properties. For the three months ended March 31, 2026, one property and one portion of a property were removed from comparable properties, as they were sold; all compared to the designations as of December 31, 2025. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2026 AND 2025

			Change
	2026	2025	Dollars	%
	(Dollar amounts in thousands)
Rental income	$332,658	$302,294	$30,364	10.0%
Other property income	7,890	6,585	1,305	19.8%
Mortgage interest income	536	275	261	94.9%
Total property revenue	341,084	309,154	31,930	10.3%
Rental expenses	74,697	67,804	6,893	10.2%
Real estate taxes	38,971	36,567	2,404	6.6%
Total property expenses	113,668	104,371	9,297	8.9%
Property operating income (1)	227,416	204,783	22,633	11.1%
General and administrative expense	(11,925)	(10,875)	(1,050)	9.7%
Depreciation and amortization	(99,217)	(86,946)	(12,271)	14.1%
Gain on sale of real estate	92,711	1,171	91,540	7,817.3%
Operating income	208,985	108,133	100,852	93.3%
Other interest income	1,040	743	297	40.0%
Interest expense	(49,116)	(42,475)	(6,641)	15.6%
Income from partnerships	161	177	(16)	(9.0)%
Total other, net	(47,915)	(41,555)	(6,360)	15.3%
Net income	161,070	66,578	94,492	141.9%
Net income attributable to noncontrolling interests	(1,971)	(2,810)	839	(29.9)%
Net income attributable to the Trust	$159,099	$63,768	$95,331	149.5%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
	(in thousands)
Operating income	$208,985	$108,133
General and administrative	11,925	10,875
Depreciation and amortization	99,217	86,946
Gain on sale of real estate	(92,711)	(1,171)
Property operating income	$227,416	$204,783
Property Revenues
Total property revenue increased $31.9 million, or 10.3%, to $341.1 million in the three months ended March 31, 2026 compared to $309.2 million in the three months ended March 31, 2025. The percentage occupied at our shopping centers was 93.8% and 93.6% at March 31, 2026 and 2025, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenue is due primarily to the following:
•an increase of $20.4 million from acquisitions,
•an increase of $14.0 million from comparable properties primarily related to higher rental rates of approximately $5.3 million, a $3.8 million increase in recoveries from tenants on higher occupancy and expenses, a $2.3 million increase in lease termination fee income, a $1.4 million increase in parking income, and higher average occupancy of approximately $1.2 million, and

•an increase of $6.6 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $9.3 million from property dispositions.
Property Expenses
Total property expenses increased $9.3 million, or 8.9%, to $113.7 million in the three months ended March 31, 2026 compared to $104.4 million in the three months ended March 31, 2025. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.9 million, or 10.2%, to $74.7 million in the three months ended March 31, 2026 compared to $67.8 million in the three months ended March 31, 2025. This increase is primarily due to the following:
•an increase of $4.5 million from comparable properties due primarily to higher snow removal costs and higher utilities,
•an increase of $3.7 million from acquisitions, and
•an increase of $2.1 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $2.6 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income increased to 22.5% in the three months ended March 31, 2026 from 22.4% in the three months ended March 31, 2025.
Real Estate Taxes
Real estate tax expense increased $2.4 million, or 6.6%, to $39.0 million in the three months ended March 31, 2026 compared to $36.6 million in the three months ended March 31, 2025. This increase is primarily due to the following:
•an increase of $2.4 million from acquisitions,
•an increase of $0.6 million from comparable properties due primarily to higher assessments, and
•an increase of $0.6 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $1.2 million from property dispositions.
Property Operating Income
Property operating income increased $22.6 million, or 11.1%, to $227.4 million in the three months ended March 31, 2026 compared to $204.8 million in the three months ended March 31, 2025. This increase is primarily driven by acquisitions, higher rental rates and average occupancy, and openings at Santana West and Pike & Rose Phase IV, partially offset by property dispositions.
Other Operating
General and Administrative Expense
General and administrative expense increased $1.1 million, or 9.7%, to $11.9 million in the three months ended March 31, 2026 compared to $10.9 million in the three months ended March 31, 2025. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $12.3 million, or 14.1%, to $99.2 million in the three months ended March 31, 2026 compared to $86.9 million in the three months ended March 31, 2025. This increase is due primarily to acquisitions, openings at Santana West and Pike & Rose Phase IV, and our investment in comparable properties, partially offset by property dispositions.
Gain on Sale of Real Estate
The $92.7 million gain on sale of real estate for the three months ended March 31, 2026 is primarily due to the sale of a residential building at our Santana Row property and the sale of our Courthouse Center retail property.
The $1.2 million gain on sale of real estate for the three months ended March 31, 2025 is primarily due to the sale of a portion of our White Marsh Other property.

Operating Income
Operating income increased $100.9 million, or 93.3%, to $209.0 million in the three months ended March 31, 2026 compared to $108.1 million in the three months ended March 31, 2025. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, and acquisitions, partially offset by property dispositions.
Other
Interest Expense
Interest expense increased $6.6 million, or 15.6%, to $49.1 million in the three months ended March 31, 2026 compared to $42.5 million in the three months ended March 31, 2025. This increase is due primarily to the following:
•an increase of $4.4 million due to higher weighted average borrowings,
•a decrease of $1.9 million in capitalized interest, and
•an increase of $0.4 million due to a higher overall weighted average borrowing rate.
Gross interest costs were $52.1 million and $47.3 million in the three months ended March 31, 2026 and 2025, respectively. Capitalized interest was $3.0 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively.
Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the three months ended March 31, 2026 were approximately $99.5 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.25 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
In February 2026, we sold two properties for sales proceeds of $155.3 million. On April 14, 2026, we amended and restated our revolving credit facility increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions, at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion. In the next twelve months, we have $250.6 million of debt maturing, of which, $200.0 million is the mortgage loan secured by Bethesda Row, for which we have a one-year extension option to extend the maturity date to December 28, 2027.
As of March 31, 2026, we had cash and cash equivalents of $115.6 million and $369.1 million outstanding on our $1.25 billion revolving credit facility. We also have the capacity to issue up to $750.0 million in common shares under our ATM equity program.
For the three months ended March 31, 2026, the weighted average amount of borrowings outstanding on our revolving credit facility was $397.3 million, and the weighted average interest rate, before amortization of debt fees, was 4.4%.
Our overall capital requirements for the remainder of 2026 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $301 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs (excluding acquisitions) to be at levels consistent with 2025. Year to date through April 2026, we've acquired two properties for $92.0 million, and continue to evaluate additional opportunities.
We believe cash flow from operations, the cash on our balance sheet, and our amended $1.4 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity financing to be available to us, although newly issued debt would likely be at higher interest rates than the debt we are refinancing. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. We intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.

Summary of Cash Flows

	Three Months Ended March 31,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$184,594	$179,044	$5,550
Net cash provided by (used in) investing activities	20,516	(181,766)	202,282
Net cash used in financing activities	(198,923)	(10,018)	(188,905)
Increase (decrease) in cash, cash equivalents and restricted cash	6,187	(12,740)	18,927
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443	(17,737)
Cash, cash equivalents, and restricted cash at end of period	$123,893	$122,703	$1,190

Net cash provided by operating activities increased $5.6 million to $184.6 million during the three months ended March 31, 2026 from $179.0 million during the three months ended March 31, 2025. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate, offset by the timing of collections related to year end recovery billings.
Net cash used in investing activities decreased $202.3 million to $20.5 million provided by investing activities during the three months ended March 31, 2026 from $181.8 million used in investing activities during the three months ended March 31, 2025. The change was primarily attributable to:
•a $151.5 million increase in net proceeds from the sale of real estate primarily due to $155.3 million of net proceeds from the sale of a residential building at our Santana Row property and the sale of our Courthouse Center retail property during the three months ended March 31, 2026, and
•a $54.7 million decrease in acquisition of real estate,
partially offset by
•a $5.9 increase in capital expenditures.
Net cash used in financing activities increased $188.9 million to $198.9 million during the three months ended March 31, 2026 from $10.0 million during the three months ended March 31, 2025. The increase was primarily attributable to:
•$400.0 million from the February 2026 repayment of our $400.0 million 1.25% senior unsecured notes at maturity,
•$54.5 million in net proceeds from the issuance of common shares under our ATM program in 2025, and
•a $3.1 million increase in dividends paid to common and preferred shareholders due to an increase to the common share dividend rate and an increase in the number of outstanding shares, partially offset by
•$250.0 million in borrowings under our unsecured term loan in 2026 that we entered into during November 2025, and
•a $14.6 million increase in net borrowings on our revolving credit facility.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2026:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2026	Stated Interest Rate as of March 31, 2026	Maturity Date
	(Dollars in thousands)
Mortgages payable
Bell Gardens	Acquired	$10,800	4.06%	August 1, 2026
Bethesda Row (1)	200,000	200,000	SOFR + 0.95%	December 28, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Azalea (2)(3)	55,000	55,000	SOFR + 0.85%	October 30, 2028
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (4)	56,450	50,165	SOFR + 1.95%	December 15, 2029
Various Hoboken (10 Buildings) (5)	Acquired	21,260	Various	Various through 2029
Chelsea	Acquired	2,955	5.36%	January 15, 2031
Subtotal		520,280
Net unamortized debt issuance costs and discount		(1,259)
Total mortgages payable, net		519,021

Notes payable
Revolving credit facility (2)(6)(7)	(8)	369,100	SOFR + 0.775%	April 5, 2027
$750 million term loan (2)(7)(9)	750,000	750,000	SOFR + 0.85%	March 20, 2028
$250 million term loan (2)(7)	250,000	250,000	SOFR + 0.85%	January 31, 2031
Various	3,014	1,156	Various	Various through 2059
Subtotal		1,370,256
Net unamortized debt issuance costs		(4,923)
Total notes payable, net		1,365,333

Senior notes and debentures (7)
Unsecured fixed rate
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,979,200
Net unamortized debt issuance costs and premium		(13,786)
Total senior notes and debentures, net		2,965,414

Total debt, net		$4,849,768
_____________________
(1)We have one one-year extension, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(2)Our Azalea mortgage loan, revolving credit facility SOFR loans, and our unsecured term loans bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating.
(3)The Operating Partnership is a co-borrower on this mortgage loan. Additionally, we have two one-year extensions, at our option to extend the maturity date of this mortgage loan to October 30, 2030.
(4)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(5)The interest rates on these mortgages range from 3.91% to 5.00%.
(6)On April 14, 2026, we amended and restated our revolving credit facility, increasing the borrowing capacity to $1.4 billion and extending the maturity date to April 12, 2030. Additionally, the spread over SOFR was lowered to 72.5 basis points based on our current credit rating.

(7)The Operating Partnership is the named obligor under our revolving credit facility, term loans, senior notes and debentures. A wholly owned subsidiary of the Operating Partnership is also a co-obligor of the $750.0 million term loan.
(8)The maximum amount drawn under our $1.25 billion revolving credit facility during the three months ended March 31, 2026 was $699.5 million and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 4.4%.
(9)The interest rate on $450.0 million of our term loan is fixed at a weighted average interest rate of 4.17% through March 1, 2028 through interest rate swap agreements.
Our revolving credit facility, unsecured term loans, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2026, we were in compliance with all financial and other covenants related to our revolving credit facility, unsecured term loans, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2026:

	Unsecured		Secured		Total
	(In thousands)
2026	$29,319		$223,310	(1)	$252,629
2027	884,137	(2)	178,282		1,062,419
2028	1,100,000	(3)	57,511	(4)	1,157,511
2029	885,000		60,434		945,434
2030	400,000		684		400,684
Thereafter	1,051,000		59		1,051,059
	$4,349,456		$520,280		$4,869,736	(5)
__________________
(1)Our $200.0 mortgage loan secured by Bethesda Row matures on December 28, 2026, plus one one-year extension at our option to December 28, 2027.
(2)As of March 31, 2026, there was $369.1 million outstanding under our revolving credit facility. On April 14, 2026, we amended and restated our revolving credit facility extending the maturity date to April 12, 2030, plus two six-month extensions at our option.
(3)Our $750.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(4)Our $55.0 million mortgage loan secured by Azalea matures on October 30, 2028, plus two one-year extensions at our option to October 30, 2030.
(5)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of March 31, 2026.
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
As of March 31, 2026, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(in millions)
Consolidated Debt
$750 million term loan	$450.0	4.17%	March 1, 2028
Hoboken mortgage loan	$50.2	3.67%	December 15, 2029
Unconsolidated Debt
Assembly Row Hotel	$37.7	6.11%	May 30, 2028
Chandler Festival	$51.0	4.93%	October 4, 2030
Chandler Gateway	$22.3	4.93%	October 4, 2030
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of March 31, 2026.
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
The reconciliation of net income to Nareit FFO and Core FFO available to common shareholders is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share data)
Reconciliation of net income to Nareit FFO available to common shareholders
Net income	$161,070	$66,578
Net income attributable to noncontrolling interests	(1,971)	(2,810)
Gain on sale of real estate	(92,711)	(1,171)
Depreciation and amortization of real estate assets	84,778	76,498
Amortization of initial direct costs of leases	13,233	9,077
Funds from operations	164,399	148,172
Dividends on preferred shares (1)	(1,875)	(1,875)
Income attributable to downREIT operating partnership units	596	669
Income attributable to unvested shares	(567)	(490)
Nareit FFO	$162,553	$146,476
Weighted average number of common shares, diluted (1)(2)	86,662	86,177

Nareit FFO, per diluted share (2)	$1.88	$1.70

Reconciliation of Nareit FFO to Core FFO
Nareit FFO	$162,553	$146,476
Adjustments:
Collection of prior period rents deferred during COVID	—	(67)
Core FFO	$162,553	$146,409

Core FFO per diluted share (2)	$1.88	$1.70
_____________________
(1)For the three months ended March 31, 2026 and 2025, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute Nareit and Core FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of Nareit and Core FFO per diluted share for all periods presented but is anti-dilutive for the computation of diluted EPS for the three months ended March 31, 2025.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2026, we had $3.7 billion of fixed-rate debt outstanding, including $450.0 million of our $750.0 million unsecured term loan and $50.2 million of mortgage payables for which the rate is effectively fixed by interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $127.9 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $142.6 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At March 31, 2026, we had $1.2 billion of variable rate debt outstanding, comprised of $550.0 million of our unsecured term loans, $369.1 million outstanding on our revolving credit facility, our $200.0 million mortgage loan at Bethesda Row, and our $55.0 million mortgage loan at Azalea. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $11.7 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $11.7 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report to Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report to our Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of March 31, 2026, no shares have been repurchased through the program.
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2026, we redeemed 3,020 downREIT operating partnership units for cash.
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

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 1, 2026	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

May 1, 2026	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)