Form 10-Q
period 2026-06-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2026-07-31
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on July 27, 2026 was 86,889,133.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2026, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests or limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of June 30, 2026, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2026

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,901,302 and $1,832,190 of consolidated variable interest entities, respectively)	$11,348,512	$11,265,167
Construction-in-progress (including $37,695 and $28,418 of consolidated variable interest entities, respectively)	329,803	374,735
	11,678,315	11,639,902
Less accumulated depreciation and amortization (including $487,052 and $468,725 of consolidated variable interest entities, respectively)	(3,444,324)	(3,351,881)
Net real estate	8,233,991	8,288,021
Cash and cash equivalents	107,246	107,415
Accounts and notes receivable, net	262,108	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	30,571	31,881
Operating lease right of use assets, net	81,644	83,120
Finance lease right of use assets, net	6,301	6,410
Prepaid expenses and other assets	337,258	354,767
TOTAL ASSETS	$9,059,119	$9,130,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $190,863 and $194,176 of consolidated variable interest entities, respectively)	$518,371	$521,759
Notes payable, net	1,282,856	1,057,331
Senior notes and debentures, net	2,966,685	3,364,010
Accounts payable and accrued expenses	217,548	219,678
Dividends payable	100,490	99,792
Security deposits payable	32,809	31,548
Operating lease liabilities	70,943	72,304
Finance lease liabilities	12,966	12,903
Other liabilities and deferred credits	238,760	250,494
Total liabilities	5,441,428	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	183,119	181,655
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.0% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $.01 par, 200,000,000 shares authorized, 86,883,595 and 86,266,009 shares issued and outstanding, respectively	876	869
Additional paid-in capital	4,374,872	4,310,365
Accumulated dividends in excess of net income	(1,179,380)	(1,224,372)
Accumulated other comprehensive income	8,340	2,047
Total shareholders’ equity of the Trust	3,364,530	3,248,731
Noncontrolling interests	70,042	70,255
Total shareholders’ equity	3,434,572	3,318,986
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,059,119	$9,130,460
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
REVENUE
Rental income	$325,896	$302,477	$658,554	$604,771
Other property income	9,797	8,769	17,687	15,354
Mortgage interest income	13	277	549	552
Total revenue	335,706	311,523	676,790	620,677
EXPENSES
Rental expenses	64,491	61,609	139,188	129,413
Real estate taxes	39,077	36,681	78,048	73,248
General and administrative	13,470	11,925	25,395	22,800
Depreciation and amortization	100,623	89,241	199,840	176,187
Total operating expenses	217,661	199,456	442,471	401,648

Gain on sale of real estate	20,617	76,501	113,328	77,672
New market tax credit transaction income	—	14,176	—	14,176

OPERATING INCOME	138,662	202,744	347,647	310,877

OTHER INCOME/(EXPENSE)
Other interest income	563	905	1,603	1,648
Interest expense	(50,008)	(44,598)	(99,124)	(87,073)
(Loss) income from partnerships	(664)	905	(503)	1,082
NET INCOME	88,553	159,956	249,623	226,534
Net income attributable to noncontrolling interests	(2,851)	(4,040)	(4,822)	(6,850)
NET INCOME ATTRIBUTABLE TO THE TRUST	85,702	155,916	244,801	219,684
Dividends on preferred shares	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$83,694	$153,908	$240,785	$215,668

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.97	$1.78	$2.79	$2.51
Weighted average number of common shares	86,183	85,969	86,112	85,722
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.97	$1.78	$2.78	$2.51
Weighted average number of common shares	86,183	86,611	86,639	86,300

COMPREHENSIVE INCOME	$91,846	$159,205	$255,954	$224,539

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$88,967	$155,232	$251,094	$217,856

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2026
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2026	398,878	$159,822	86,386,687	$870	$4,310,277	$(1,164,907)	$5,075	$70,380	$3,381,517
Net income, excluding $2,055 attributable to redeemable noncontrolling interests	—	—	—	—	—	85,702	—	796	86,498
Other comprehensive income - change in fair value of interest rate swaps, excluding $28 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	3,265	—	3,265
Dividends declared to common shareholders ($1.13 per share)	—	—	—	—	—	(98,167)	—	—	(98,167)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $1,791 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,134)	(1,134)
Common shares issued, net	—	—	493,475	5	60,383	—	—	—	60,388
Shares issued under dividend reinvestment plan	—	—	3,611	—	475	—	—	—	475
Share-based compensation expense, net of forfeitures	—	—	289	1	3,789	—	—	—	3,790
Shares withheld for employee taxes	—	—	(467)	—	(52)	—	—	—	(52)
BALANCE AT JUNE 30, 2026	398,878	$159,822	86,883,595	$876	$4,374,872	$(1,179,380)	$8,340	$70,042	$3,434,572

BALANCE AT DECEMBER 31, 2025	398,878	$159,822	86,266,009	$869	$4,310,365	$(1,224,372)	$2,047	$70,255	$3,318,986
Net income, excluding $3,229 attributable to redeemable noncontrolling interests	—	—	—	—	—	244,801	—	1,593	246,394
Other comprehensive income - change in fair value of interest rate swaps, excluding $38 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	6,293	—	6,293
Dividends declared to common shareholders ($2.26 per share)	—	—	—	—	—	(195,793)	—	—	(195,793)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $4,674 attributable to redeemable noncontrolling interests	—	—	—	—	—		—	(1,802)	(1,802)
Common shares issued	—	—	493,475	5	60,383	—	—	—	60,388
Shares issued under dividend reinvestment plan	—	—	7,889	—	832	—	—	—	832
Share-based compensation expense, net of forfeitures	—	—	163,755	2	8,325	—	—	—	8,327
Shares withheld for employee taxes	—	—	(47,533)	—	(4,978)	—	—	—	(4,978)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	265	265
Redemption of downREIT OP units	—	—	—	—	(55)	—	—	(269)	(324)
BALANCE AT JUNE 30, 2026	398,878	$159,822	86,883,595	$876	$4,374,872	$(1,179,380)	$8,340	$70,042	$3,434,572

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Six Months Ended June 30, 2025
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT MARCH 31, 2025	398,878	$159,822	86,255,005	$869	$4,303,363	$(1,275,769)	$3,596	$72,385	$3,264,266
Net income, excluding $2,013 attributable to redeemable noncontrolling interests	—	—	—	—	—	155,916	—	2,027	157,943
Other comprehensive loss - change in fair value of interest rate swaps, excluding $67 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(684)	—	(684)
Dividends declared to common shareholders ($1.10 per share)	—	—	—	—	—	(94,933)	—	—	(94,933)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,094 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,355)	(1,355)
Common shares issued, net	—	—	66	—	(102)	—	—	—	(102)
Shares issued under dividend reinvestment plan	—	—	5,123	—	463	—	—	—	463
Share-based compensation expense, net of forfeitures	—	—	1,733	—	3,831	—	—	—	3,831
Shares withheld for employee taxes	—	—	(713)		(68)	—	—	—	(68)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	—	—	—	(5,267)	—	—	(1,986)	(7,253)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100

BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $4,016 attributable to redeemable noncontrolling interests	—	—	—	—	—	219,684	—	2,834	222,518
Other comprehensive loss - change in fair value of interest rate swaps, excluding $167 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(1,828)	—	(1,828)
Dividends declared to common shareholders ($2.20 per share)	—	—	—	—	—	(189,808)	—	—	(189,808)
Dividends declared to preferred shareholders	—	—	—	—	—	(4,016)	—	—	(4,016)
Distributions declared to noncontrolling interests, excluding $4,357 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,224)	(2,224)
Common shares issued, net	—	—	476,609	5	54,387	—	—	—	54,392
Shares issued under dividend reinvestment plan	—	—	9,414	—	907	—	—	—	907
Share-based compensation expense, net of forfeitures	—	—	150,350	2	7,941	—	—	—	7,943
Shares withheld for employee taxes	—	—	(42,537)	—	(4,675)	—	—	—	(4,675)
Conversion of and redemption of downREIT OP units and purchase of noncontrolling interest	—	—	1,158	—	(5,164)	—	—	(2,089)	(7,253)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$249,623	$226,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,840	176,187
Gain on sale of real estate	(113,328)	(77,672)
Loss (income) from partnerships	503	(1,082)
New market tax credit transaction income	—	(14,176)
Straight-line rent	(15,760)	(13,844)
Share-based compensation expense	7,871	7,464
Other, net	(2,347)	(1,163)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	1,595	14,709
Decrease in prepaid expenses and other assets	11,958	15,333
Increase (decrease) in accounts payable and accrued expenses	2,330	(3,805)
(Decrease) increase in security deposits and other liabilities	(3,954)	1,252
Net cash provided by operating activities	338,331	329,737
INVESTING ACTIVITIES
Acquisition of real estate	(85,397)	(120,413)
Capital expenditures - development and redevelopment	(78,779)	(69,350)
Capital expenditures - other	(56,241)	(55,257)
Proceeds from sale of real estate	220,110	141,151
Investment in partnerships	(1,004)	—
Distribution from partnerships in excess of earnings	2,731	1,094
Leasing costs	(11,377)	(13,547)
Net cash used in investing activities	(9,957)	(116,322)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	(30,665)	17,600
Repayment of senior notes	(400,000)	—
Issuance and extension of notes payable, net of costs	249,954	(4,818)
Repayment of mortgages, finance leases and notes payable	(3,786)	(2,840)
Issuance of common shares, net of costs	60,468	54,503
Dividends paid to common and preferred shareholders	(198,359)	(192,498)
Shares withheld for employee taxes	(4,978)	(4,675)
Contributions from noncontrolling interests	2,871	1,413
Distributions to and redemptions of noncontrolling interests	(6,800)	(13,921)
Net cash used in financing activities	(331,295)	(145,236)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,921)	68,179
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$114,785	$203,622

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $1,901,302 and $1,832,190 of consolidated variable interest entities, respectively)	$11,348,512	$11,265,167
Construction-in-progress (including $37,695 and $28,418 of consolidated variable interest entities, respectively)	329,803	374,735
	11,678,315	11,639,902
Less accumulated depreciation and amortization (including $487,052 and $468,725 of consolidated variable interest entities, respectively)	(3,444,324)	(3,351,881)
Net real estate	8,233,991	8,288,021
Cash and cash equivalents	107,246	107,415
Accounts and notes receivable, net	262,108	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	30,571	31,881
Operating lease right of use assets, net	81,644	83,120
Finance lease right of use assets, net	6,301	6,410
Prepaid expenses and other assets	337,258	354,767
TOTAL ASSETS	$9,059,119	$9,130,460
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $190,863 and $194,176 of consolidated variable interest entities, respectively)	$518,371	$521,759
Notes payable, net	1,282,856	1,057,331
Senior notes and debentures, net	2,966,685	3,364,010
Accounts payable and accrued expenses	217,548	219,678
Dividends payable	100,490	99,792
Security deposits payable	32,809	31,548
Operating lease liabilities	70,943	72,304
Finance lease liabilities	12,966	12,903
Other liabilities and deferred credits	238,760	250,494
Total liabilities	5,441,428	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	183,119	181,655
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,883,595 and 86,266,009 units issued and outstanding, respectively	3,201,402	3,091,896
Accumulated other comprehensive income	8,340	2,047
Total partner capital	3,364,530	3,248,731
Noncontrolling interests in consolidated partnerships	70,042	70,255
Total capital	3,434,572	3,318,986
TOTAL LIABILITIES AND CAPITAL	$9,059,119	$9,130,460

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per unit data)
REVENUE
Rental income	$325,896	$302,477	$658,554	$604,771
Other property income	9,797	8,769	17,687	15,354
Mortgage interest income	13	277	549	552
Total revenue	335,706	311,523	676,790	620,677
EXPENSES
Rental expenses	64,491	61,609	139,188	129,413
Real estate taxes	39,077	36,681	78,048	73,248
General and administrative	13,470	11,925	25,395	22,800
Depreciation and amortization	100,623	89,241	199,840	176,187
Total operating expenses	217,661	199,456	442,471	401,648

Gain on sale of real estate	20,617	76,501	113,328	77,672
New market tax credit transaction income	—	14,176	—	14,176

OPERATING INCOME	138,662	202,744	347,647	310,877

OTHER INCOME/(EXPENSE)
Other interest income	563	905	1,603	1,648
Interest expense	(50,008)	(44,598)	(99,124)	(87,073)
(Loss) income from partnerships	(664)	905	(503)	1,082
NET INCOME	88,553	159,956	249,623	226,534
Net income attributable to noncontrolling interests	(2,851)	(4,040)	(4,822)	(6,850)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	85,702	155,916	244,801	219,684
Distributions on preferred units	(2,008)	(2,008)	(4,016)	(4,016)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$83,694	$153,908	$240,785	$215,668

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.97	$1.78	$2.79	$2.51
Weighted average number of common units	86,183	85,969	86,112	85,722
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.97	$1.78	$2.78	$2.51
Weighted average number of common units	86,183	86,611	86,639	86,300

COMPREHENSIVE INCOME	$91,846	$159,205	$255,954	$224,539

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$88,967	$155,232	$251,094	$217,856

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2026
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2026	$154,788	$3,151,274	$5,075	$3,311,137	$70,380	$3,381,517
Net income, excluding $2,055 attributable to redeemable noncontrolling interests	2,008	83,694	—	85,702	796	86,498
Other comprehensive income - change in fair value of interest rate swaps, excluding $28 attributable to redeemable noncontrolling interests	—	—	3,265	3,265	—	3,265
Distributions declared to common unit holders	—	(98,167)	—	(98,167)	—	(98,167)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $1,791 attributable to redeemable noncontrolling interests	—	—	—	—	(1,134)	(1,134)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	60,388	—	60,388	—	60,388
Common units issued under dividend reinvestment plan	—	475	—	475	—	475
Share-based compensation expense, net of forfeitures	—	3,790	—	3,790	—	3,790
Common units withheld for employee taxes	—	(52)	—	(52)	—	(52)
BALANCE AT JUNE 30, 2026	$154,788	$3,201,402	$8,340	$3,364,530	$70,042	$3,434,572

BALANCE AT DECEMBER 31, 2025	$154,788	$3,091,896	$2,047	$3,248,731	$70,255	$3,318,986
Net income, excluding $3,229 attributable to redeemable noncontrolling interests	4,016	240,785	—	244,801	1,593	246,394
Other comprehensive income - change in fair value of interest rate swaps, excluding $38 attributable to redeemable noncontrolling interest	—	—	6,293	6,293	—	6,293
Distributions declared to common unit holders	—	(195,793)	—	(195,793)	—	(195,793)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,674 attributable to redeemable noncontrolling interests	—	—	—	—	(1,802)	(1,802)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	60,388	—	60,388	—	60,388
Common units issued under dividend reinvestment plan	—	832	—	832	—	832
Share-based compensation expense, net of forfeitures	—	8,327	—	8,327	—	8,327
Common units withheld for employee taxes	—	(4,978)	—	(4,978)	—	(4,978)
Redemption of downREIT OP units	—	(55)	—	(55)	(269)	(324)
Contributions from noncontrolling interests	—	—	—	—	265	265
BALANCE AT JUNE 30, 2026	$154,788	$3,201,402	$8,340	$3,364,530	$70,042	$3,434,572

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Six Months Ended June 30, 2025
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT MARCH 31, 2025	$154,788	$3,033,497	$3,596	3,191,881	$72,385	$3,264,266
Net income, excluding $2,013 attributable to redeemable noncontrolling interests	2,008	153,908	—	155,916	2,027	157,943
Other comprehensive loss - change in fair value of interest rate swaps, excluding $67 attributable to redeemable noncontrolling interests	—	—	(684)	(684)	—	(684)
Distributions declared to common unit holders	—	(94,933)	—	(94,933)	—	(94,933)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $2,094 attributable to redeemable noncontrolling interests	—	—	—	—	(1,355)	(1,355)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(102)	—	(102)	—	(102)
Common units issued under dividend reinvestment plan	—	463	—	463	—	463
Share-based compensation expense, net of forfeitures	—	3,831	—	3,831	—	3,831
Common units withheld for employee taxes	—	(68)	—	(68)	—	(68)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	(5,267)	—	(5,267)	(1,986)	(7,253)
BALANCE AT JUNE 30, 2025	$154,788	$3,091,329	$2,912	$3,249,029	$71,071	$3,320,100

BALANCE AT DECEMBER 31, 2024	$154,788	$3,012,066	$4,740	$3,171,594	$72,550	$3,244,144
Net income, excluding $4,016 attributable to redeemable noncontrolling interests	4,016	215,668	—	219,684	2,834	222,518
Other comprehensive loss - change in fair value of interest rate swaps, excluding $167 attributable to redeemable noncontrolling interest	—	—	(1,828)	(1,828)	—	(1,828)
Distributions declared to common unit holders	—	(189,808)	—	(189,808)	—	(189,808)
Distributions declared to preferred unit holders	(4,016)	—	—	(4,016)	—	(4,016)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $4,357 attributable to redeemable noncontrolling interests	—	—	—	—	(2,224)	(2,224)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	54,392	—	54,392	—	54,392
Common units issued under dividend reinvestment plan	—	907	—	907	—	907
Share-based compensation expense, net of forfeitures	—	7,943	—	7,943	—	7,943
Common units withheld for employee taxes	—	(4,675)	—	(4,675)	—	(4,675)
Conversion and redemption of downREIT OP units and purchase of noncontrolling interest	—	(5,164)	—	(5,164)	(2,089)	(7,253)
BALANCE AT JUNE 30, 2025	$154,788	$3,091,329	$2,912	$3,249,029	$71,071	$3,320,100
The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$249,623	$226,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,840	176,187
Gain on sale of real estate	(113,328)	(77,672)
Loss (income) from partnerships	503	(1,082)
New market tax credit transaction income	—	(14,176)
Straight-line rent	(15,760)	(13,844)
Share-based compensation expense	7,871	7,464
Other, net	(2,347)	(1,163)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	1,595	14,709
Decrease in prepaid expenses and other assets	11,958	15,333
Increase (decrease) in accounts payable and accrued expenses	2,330	(3,805)
(Decrease) increase in security deposits and other liabilities	(3,954)	1,252
Net cash provided by operating activities	338,331	329,737
INVESTING ACTIVITIES
Acquisition of real estate	(85,397)	(120,413)
Capital expenditures - development and redevelopment	(78,779)	(69,350)
Capital expenditures - other	(56,241)	(55,257)
Proceeds from sale of real estate	220,110	141,151
Investment in partnerships	(1,004)	—
Distribution from partnerships in excess of earnings	2,731	1,094
Leasing costs	(11,377)	(13,547)
Net cash used in investing activities	(9,957)	(116,322)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	(30,665)	17,600
Repayment of senior notes	(400,000)	—
Issuance and extension of notes payable, net of costs	249,954	(4,818)
Repayment of mortgages, finance leases and notes payable	(3,786)	(2,840)
Issuance of common units, net of costs	60,468	54,503
Distributions to common and preferred unit holders	(198,359)	(192,498)
Shares withheld for employee taxes	(4,978)	(4,675)
Contributions from noncontrolling interests	2,871	1,413
Distributions to and redemptions of noncontrolling interests	(6,800)	(13,921)
Net cash used in financing activities	(331,295)	(145,236)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,921)	68,179
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$114,785	$203,622

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust is a leader in the ownership, operation, and redevelopment of high-quality retail-based properties located primarily in major coastal markets and select underserved regions that we believe have strong economic and demographic fundamentals. Founded in 1962, our mission is to deliver long-term, sustainable growth through investing in communities where we believe retail demand exceeds supply. This includes a portfolio of open-air shopping centers and mixed-use destinations, which we believe reflect our ability to create distinctive, high-performing environments that serve as vibrant destinations for their communities.
The Parent Company, which is a REIT, conducts substantially all of its operations and owns substantially all of its assets through the Operating Partnership. The Parent Company owns 100% of the limited liability company interests of, is the sole member of and exercises exclusive control over Federal Realty GP LLC, which is the sole general partner of the Operating Partnership. The Parent Company does not expect to have substantial assets or liabilities other than through its investment in the Operating Partnership.
As of June 30, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects.
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
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including inflation risk, changes in interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and state government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year.
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
Reconciliation of property operating income to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Property operating income	$232,138	$213,233	$459,554	$418,016
General and administrative expense	(13,470)	(11,925)	(25,395)	(22,800)
Depreciation and amortization	(100,623)	(89,241)	(199,840)	(176,187)
Gain on sale of real estate	20,617	76,501	113,328	77,672
New market tax credit transaction income	—	14,176	—	14,176
Other interest income	563	905	1,603	1,648
Interest expense	(50,008)	(44,598)	(99,124)	(87,073)
(Loss) income from partnerships	(664)	905	(503)	1,082
Net income	$88,553	$159,956	$249,623	$226,534
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$104,786	$94,947
Interest capitalized	(5,662)	(7,874)
Interest expense	$99,124	$87,073
Cash paid for interest, net of amounts capitalized	$95,584	$82,424
Cash paid for income taxes	$314	$320
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage note receivable repaid with property acquisition	$9,575	$—
Shares issued under dividend reinvestment plan	$752	$796
DownREIT operating partnership units issued with acquisition	$265	$—
DownREIT operating partnership units redeemed for common shares	$—	$103

	June 30,	December 31,
	2026	2025
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$107,246	$107,415
Restricted cash (1)	7,539	10,291
Total cash, cash equivalents, and restricted cash	$114,785	$117,706
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
On April 17, 2026 we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million. Approximately $2.2 million and $0.2 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.8 million of net assets acquired were allocated to other liabilities for "below market leases."

During the six months ended June 30, 2026, we sold a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, and a building at our CocoWalk property for a combined sales price of $224.6 million, resulting in a net gain of $112.8 million.

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
On April 14, 2026, we amended and restated our revolving credit facility, increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR from 77.5 basis points to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions, at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion. The revolving credit facility requires an annual facility fee which is $2.1 million under the amended credit agreement, based on our current credit rating.
During the three and six months ended June 30, 2026, the maximum amount of borrowings outstanding under our revolving credit facility was $427.7 million and $699.5 million, respectively. The weighted average amount of borrowings outstanding was $359.5 million and $378.3 million, respectively, and and the weighted average interest rate, before amortization of debt fees, was 4.4% for both the three and six months ended June 30, 2026. At June 30, 2026, our revolving credit facility had $286.2 million outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2026, we were in compliance with all default related debt covenants.
Exchangeable Senior Notes
On January 11, 2024, our Operating Partnership issued $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “Notes”) in a private placement. The Notes bear interest at an annual rate of 3.25%, payable semiannually in arrears on January 15th and July 15th of each year, beginning July 15, 2024. The Notes mature on January 15, 2029, unless earlier exchanged, purchased or redeemed. Interest expense related to these Notes was $4.6 million for both the three months ended June 30, 2026 and 2025, and includes debt issuance cost amortization of $0.7 million for both periods. Interest expense related to these Notes was $9.2 million for both the six months ended June 30, 2026 and 2025, and includes debt issuance cost amortization of $1.3 million for both periods. Including the debt issuance cost amortization, the current effective interest rate on these Notes is approximately 3.9%. The unamortized debt issuance costs related to the Notes were $6.8 million at June 30, 2026.
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

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,801,227	$1,798,447	$1,579,090	$1,572,977
Senior notes and debentures, net	$2,488,519	$2,320,212	$2,887,190	$2,743,096
Exchangeable senior notes, net	$478,166	$531,953	$476,820	$492,912

The following table is a summary of our outstanding interest rate swap agreements as of June 30, 2026:

Interest Rate Swap	Notional Amount	Maturity Date of Related Swap Agreements	Weighted Average Interest Rate	Balance Sheet Location	Fair Value
	(in millions)				(in millions)
$750 million term loan	$450.0	March 1, 2028	4.17%	Prepaid expenses and other assets	$4.6
Hoboken	49.8	December 15, 2029	3.67%	Prepaid expenses and other assets	3.4
	$499.8				$8.0

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. For the three and six months ended June 30, 2026, the value of our interest rate swaps increased $2.7 million and $5.4 million, respectively (including $0.6 million and $1.3 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our net financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$8,030	$—	$8,030	$—	$2,601	$—	$2,601
Three of our equity method investees have interest rate swaps which qualify for cash flow hedge accounting. For the three and six months ended June 30, 2026, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was $0.5 million and $0.9 million, respectively.

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. As of June 30, 2026, a total of 526,408 downREIT operating partnership units were outstanding which had a total fair value of approximately $65.0 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on June 30, 2026.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2026		2025
	Declared	Paid	Declared	Paid
Common shares	$2.260	$2.260	$2.200	$2.200
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677
5.0% Series C Cumulative Redeemable Preferred shares (1)	$0.625	$0.625	$0.625	$0.625
(1)Amount represents dividends per depository share, each representing 1/1000th of a share.

We have an at-the-market ("ATM") equity program under which we may from time to time offer and sell common shares up to an aggregate offering price of $750.0 million. Our ATM program also allows shares to be sold through forward sales contracts. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay indebtedness and/or for general corporate purposes.
During the three and six months ended June 30, 2026, we issued 493,374 common shares at a weighted average price per share of $123.92 for net cash proceeds of $60.4 million including paying $0.6 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $688.9 million million in common shares under our ATM equity program as of June 30, 2026.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Grants of common shares, restricted stock units, and options	$3,790	$3,831	$8,327	$7,943
Capitalized share-based compensation	(222)	(248)	(456)	(479)
Share-based compensation expense	$3,568	$3,583	$7,871	$7,464

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2026 and 2025, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 3,019 stock options for the three months ended June 30, 2025, and 1,190 stock options for the six months ended June 30, 2026 and 2025,
•conversions of downREIT operating partnership units for the the three months ended June 30, 2026,

•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for the three months ended June 30, 2026, and the six months ended June 30, 2026 and 2025, and
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the six months ended June 30, 2025.
Potentially issuable shares and units in exchange for the 3.25% Exchangeable Senior Notes due 2029 for both the three and six months ended June 30, 2026 and 2025, did not have a dilutive effect on the diluted EPS and EPU calculations.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
NUMERATOR
Net income	$88,553	$159,956	$249,623	$226,534
Less: Preferred share dividends	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(2,851)	(4,040)	(4,822)	(6,850)
Less: Earnings allocated to unvested shares	(342)	(520)	(841)	(727)
Net income for common shareholders, basic	83,352	153,388	239,944	214,941
Add: Income attributable to downREIT operating partnership units	—	601	1,187	1,268
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Shares	—	133	—	—
Net income available for common shareholders, diluted	$83,352	$154,122	$241,131	$216,209
DENOMINATOR
Weighted average common shares outstanding, basic	86,183	85,969	86,112	85,722
Effect of dilutive securities:
DownREIT operating partnership units	—	548	527	578
5.417% Series 1 Cumulative Convertible Preferred Shares	—	94	—	—
Weighted average common shares outstanding, diluted	86,183	86,611	86,639	86,300

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.97	$1.78	$2.79	$2.51

EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.97	$1.78	$2.78	$2.51

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per unit data)
NUMERATOR
Net income	$88,553	$159,956	$249,623	$226,534
Less: Preferred unit distributions	(2,008)	(2,008)	(4,016)	(4,016)
Less: Income from operations attributable to noncontrolling interests	(2,851)	(4,040)	(4,822)	(6,850)
Less: Earnings allocated to unvested units	(342)	(520)	(841)	(727)
Net income available for common unit holders, basic	$83,352	$153,388	$239,944	$214,941
Add: Income attributable to downREIT operating partnership units	—	601	1,187	1,268
Add: Dividends on 5.417% Series 1 Cumulative Convertible Preferred Units	—	133	—	—
Net income available for common unit holders, diluted	$83,352	$154,122	$241,131	$216,209
DENOMINATOR
Weighted average common units outstanding, basic	86,183	85,969	86,112	85,722
Effect of dilutive securities:
DownREIT operating partnership units	—	548	527	578
5.417% Series 1 Cumulative Convertible Preferred Units	—	94	—	—
Weighted average common units outstanding, diluted	86,183	86,611	86,639	86,300

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.97	$1.78	$2.79	$2.51

EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.97	$1.78	$2.78	$2.51

NOTE 10—SUBSEQUENT EVENTS
On July 1, 2026, we repaid six mortgage loans totaling $10.5 million at our Hoboken property, at par.
On July 30, 2026, we repaid a $10.7 million mortgage loan at our Bell Gardens property, at par.

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
Overview
Federal Realty Investment Trust is a leader in the ownership, operation, and redevelopment of high-quality retail-based properties located primarily in major coastal markets and select underserved regions that we believe have strong economic and demographic fundamentals. Founded in 1962, our mission is to deliver long-term, sustainable growth through investing in communities where we believe retail demand exceeds supply. This includes a portfolio of open-air shopping centers and mixed-use destinations, which we believe reflect our ability to create distinctive, high-performing environments that serve as vibrant destinations for their communities.
The Parent Company, which is a REIT, conducts substantially all of its operations and owns substantially all of its assets through the Operating Partnership. The Parent Company owns 100% of the limited liability company interests of, is the sole member of and exercises exclusive control over Federal Realty GP LLC, which is the sole general partner of the Operating Partnership. The Parent Company does not expect to have substantial assets or liabilities other than through its investment in the Operating Partnership. Unless stated otherwise or the context otherwise requires, "we," "our," and "us" means the Trust and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership.
As of June 30, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 103 predominantly retail real estate projects comprising approximately 28.8 million commercial square feet. In total, the real estate projects were 96.1% leased and 93.8% occupied at June 30, 2026.
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including inflation risk, changes in interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and state government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.
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
On April 17, 2026 we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million. Approximately $2.2 million and $0.2 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.8 million of net assets acquired were allocated to other liabilities for "below market leases."
During the six months ended June 30, 2026, we sold a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, and a building at our CocoWalk property for a combined sales price of $224.6 million, resulting in a net gain of $112.8 million.
Debt and Equity Transactions
On February 19, 2026 we borrowed $250.0 million under the unsecured term loan agreement that we entered into on November 17, 2025. See Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding this term loan.
During 2026, we repaid the following debt, at par:

	Payoff Amount	Repayment Date
	(In millions)
1.25% Senior Notes	$400.0	February 17, 2026
Two Hoboken mortgage loans	$2.1	March 2026
Six Hoboken mortgage loans	$10.5	July 1, 2026
Bell Gardens mortgage loan	$10.7	July 30, 2026
On April 14, 2026, we amended and restated our revolving credit facility, increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR from 77.5 basis points to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion.The revolving credit facility requires an annual facility fee which is $2.1 million under the amended credit agreement, based on our current credit rating. For additional information about the amendment and restatement of our revolving credit facility, see the Current Report on Form 8-K we filed on April 15, 2026.
During the six months ended June 30, 2026, the maximum amount of borrowings outstanding under our revolving credit facility was $699.5 million. The weighted average amount of borrowings outstanding was $378.3 million and the weighted average interest rate, before amortization of debt fees, was 4.4% for the six months ended June 30, 2026. At June 30, 2026, our revolving credit facility had $286.2 million outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2026, we were in compliance with all default related debt covenants.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $75 million and $4 million, respectively for both the six months ended June 30, 2026 and 2025. We capitalized external and internal costs related to other property improvements of $51 million and $3 million, respectively, for the six months ended June 30, 2026, and $51 million and $2 million, respectively, for the six months ended June 30, 2025. We capitalized external and internal costs related to leasing activities of $9 million and $3 million, respectively, for the six months ended June 30, 2026, and $11 million and $2 million, respectively, for the six months ended June 30, 2025. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $2 million, and $3 million, respectively, for the six months ended June 30, 2026, and $4 million, $2 million, and $2 million, respectively, for the three months ended June 30, 2025. Total capitalized costs were $145 million for both the six months ended June 30, 2026 and 2025.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.8 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.3% spread between our leased rate of 96.1% and our occupied rate of 93.8%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from tariffs or supply chain disruptions could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, significant disruptions in supply chains, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
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

We continue to have several development projects in process being delivered as follows:
•Construction on Santana West includes an eight story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. All of the space is leased, of which 327,000 square feet is occupied.
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
At June 30, 2026, the leasable commercial square feet in our properties was 96.1% leased and 93.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the second quarter of 2026, we signed leases for a total of 852,000 square feet of retail space including 819,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis. New leases for comparable spaces were signed for 376,000 square feet, with an average rental increase of 34% on a cash basis. Renewals for comparable spaces were signed for 444,000 square feet at a 5% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $27.04 per square foot, of which $57.52 per square foot was for new leases and $1.23 per square foot was for renewals for the three months ended June 30, 2026.
For the six months ended June 30, 2026, we signed leases for a total of 1,513,000 square feet of retail space including 1,468,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis. New leases for comparable spaces were signed for 618,000 square feet, with an average rental increase of 30% on a cash basis. Renewals for comparable spaces were signed for 850,000 square feet at a 5% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $24.81 per square foot, of which $56.86 per square foot was for new leases and $1.48 per square foot was for renewals for the six months ended June 30, 2026.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and six months ended June 30, 2026, all or a portion of 96 properties and 95 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties. For the six months ended June 30, 2026, two properties and two portions of properties were removed from comparable properties, as they were sold; all compared to the designations as of December 31, 2025. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2026 AND 2025

			Change
	2026	2025	Dollars	%
	(Dollar amounts in thousands)
Rental income	$325,896	$302,477	$23,419	7.7%
Other property income	9,797	8,769	1,028	11.7%
Mortgage interest income	13	277	(264)	(95.3)%
Total property revenue	335,706	311,523	24,183	7.8%
Rental expenses	64,491	61,609	2,882	4.7%
Real estate taxes	39,077	36,681	2,396	6.5%
Total property expenses	103,568	98,290	5,278	5.4%
Property operating income (1)	232,138	213,233	18,905	8.9%
General and administrative expense	(13,470)	(11,925)	(1,545)	13.0%
Depreciation and amortization	(100,623)	(89,241)	(11,382)	12.8%
Gain on sale of real estate	20,617	76,501	(55,884)	(73.1)%
New market tax credit transaction income	—	14,176	(14,176)	(100.0)%
Operating income	138,662	202,744	(64,082)	(31.6)%
Other interest income	563	905	(342)	(37.8)%
Interest expense	(50,008)	(44,598)	(5,410)	12.1%
(Loss) income from partnerships	(664)	905	(1,569)	(173.4)%
Total other, net	(50,109)	(42,788)	(7,321)	17.1%
Net income	88,553	159,956	(71,403)	(44.6)%
Net income attributable to noncontrolling interests	(2,851)	(4,040)	1,189	(29.4)%
Net income attributable to the Trust	$85,702	$155,916	$(70,214)	(45.0)%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended June 30, 2026 and 2025 is as follows:

	2026	2025
	(in thousands)
Operating income	$138,662	$202,744
General and administrative	13,470	11,925
Depreciation and amortization	100,623	89,241
Gain on sale of real estate	(20,617)	(76,501)
New market tax credit transaction income	—	(14,176)
Property operating income	$232,138	$213,233
Property Revenues
Total property revenue increased $24.2 million, or 7.8%, to $335.7 million in the three months ended June 30, 2026 compared to $311.5 million in the three months ended June 30, 2025. The percentage occupied at our shopping centers was 93.8% and 93.6% at June 30, 2026 and 2025, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenue is due primarily to the following:
•an increase of $20.6 million from acquisitions,
•an increase of $7.7 million from comparable properties primarily related to a $3.1 million increase in lease termination fee income, higher rental rates of approximately $2.4 million, a $1.1 million increase in parking income, a $1.1 million increase in recoveries from tenants on higher occupancy and expenses, and higher average occupancy of approximately $1.0 million, and
•an increase of $5.6 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $9.7 million from property dispositions.
Property Expenses
Total property expenses increased $5.3 million, or 5.4%, to $103.6 million in the three months ended June 30, 2026 compared to $98.3 million in the three months ended June 30, 2025. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.9 million, or 4.7%, to $64.5 million in the three months ended June 30, 2026 compared to $61.6 million in the three months ended June 30, 2025. This increase is primarily due to the following:
•an increase of $2.9 million from acquisitions,
•an increase of $1.6 million from non-comparable properties due primarily to openings at Pike & Rose Phase IV and Santana West, and
•an increase of $0.9 million from comparable properties due primarily to higher repairs and maintenance costs and higher utilities, partially offset by
•a decrease of $2.5 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 19.8% in the three months ended June 30, 2026 from 20.4% in the three months ended June 30, 2025.
Real Estate Taxes
Real estate tax expense increased $2.4 million, or 6.5%, to $39.1 million in the three months ended June 30, 2026 compared to $36.7 million in the three months ended June 30, 2025. This increase is primarily due to the following:
•an increase of $2.4 million from acquisitions, and
•an increase of $1.2 million from comparable properties due primarily to higher assessments, partially offset by
•a decrease of $1.3 million from property dispositions.

Property Operating Income
Property operating income increased $18.9 million, or 8.9%, to $232.1 million in the three months ended June 30, 2026 compared to $213.2 million in the three months ended June 30, 2025. This increase is primarily driven by acquisitions, openings at Santana West and Pike & Rose Phase IV, and higher rental rates and average occupancy, partially offset by property dispositions.
Other Operating
General and Administrative Expense
General and administrative expense increased $1.5 million, or 13.0%, to $13.5 million in the three months ended June 30, 2026 compared to $11.9 million in the three months ended June 30, 2025. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $11.4 million, or 12.8%, to $100.6 million in the three months ended June 30, 2026 compared to $89.2 million in the three months ended June 30, 2025. This increase is due primarily to acquisitions, openings at Santana West, and our investment in comparable properties, partially offset by property dispositions.
Gain on Sale of Real Estate
The $20.6 million gain on sale of real estate for the three months ended June 30, 2026 is primarily due to the sale our Barcroft Plaza property and a building at our CocoWalk property.
The $76.5 million gain on sale of real estate for the three months ended June 30, 2025 is primarily due to the sale of a residential building at Santana Row and our Hollywood Boulevard property.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the three months ended June 30, 2025 is due to the sale of the new market tax credits related to Freedom Plaza.
Operating Income
Operating income decreased $64.1 million, or 31.6%, to $138.7 million in the three months ended June 30, 2026 compared to $202.7 million in the three months ended June 30, 2025. This decrease is primarily driven by lower gains on sale of real estate, the prior year income related to the sale of new market tax credits, and property dispositions, partially offset by acquisitions, openings at Santana West, and higher rental rates and average occupancy.
Other
Interest Expense
Interest expense increased $5.4 million, or 12.1%, to $50.0 million in the three months ended June 30, 2026 compared to $44.6 million in the three months ended June 30, 2025. This increase is due primarily to the following:
•an increase of $3.3 million due to higher weighted average borrowings,
•an increase of $1.8 million due to a higher overall weighted average borrowing rate, and
•a decrease of $0.3 million in capitalized interest.
Gross interest costs were $52.7 million and $47.6 million in the three months ended June 30, 2026 and 2025, respectively. Capitalized interest was $2.7 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively.
(Loss) income from partnerships
Income from partnerships decreased $1.6 million, or 173.4%, to a loss from partnerships of $0.7 million in the three months ended June 30, 2026 compared to income from partnerships of $0.9 million in the three months ended June 30, 2025. This decrease is primarily due to certain investments in partnerships that were written off during the period.
Net Income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $1.2 million, or 29.4%, to $2.9 million in the three months ended June 30, 2026 compared to $4.0 million in the three months ended June 30, 2025. This decrease is primarily attributable to the new market tax credit transaction income in 2025.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2026 AND 2025

			Change
	2026	2025	Dollars	%
	(Dollar amounts in thousands)
Rental income	$658,554	$604,771	$53,783	8.9%
Other property income	17,687	15,354	2,333	15.2%
Mortgage interest income	549	552	(3)	(0.5)%
Total property revenue	676,790	620,677	56,113	9.0%
Rental expenses	139,188	129,413	9,775	7.6%
Real estate taxes	78,048	73,248	4,800	6.6%
Total property expenses	217,236	202,661	14,575	7.2%
Property operating income (1)	459,554	418,016	41,538	9.9%
General and administrative expense	(25,395)	(22,800)	(2,595)	11.4%
Depreciation and amortization	(199,840)	(176,187)	(23,653)	13.4%
Gain on sale of real estate	113,328	77,672	35,656	45.9%
New market tax credit transaction income	—	14,176	(14,176)	(100.0)%
Operating income	347,647	310,877	36,770	11.8%
Other interest income	1,603	1,648	(45)	(2.7)%
Interest expense	(99,124)	(87,073)	(12,051)	13.8%
(Loss) income from partnerships	(503)	1,082	(1,585)	(146.5)%
Total other, net	(98,024)	(84,343)	(13,681)	16.2%
Net income	249,623	226,534	23,089	10.2%
Net income attributable to noncontrolling interests	(4,822)	(6,850)	2,028	(29.6)%
Net income attributable to the Trust	$244,801	$219,684	$25,117	11.4%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
	(in thousands)
Operating income	$347,647	$310,877
General and administrative	25,395	22,800
Depreciation and amortization	199,840	176,187
Gain on sale of real estate	(113,328)	(77,672)
New market tax credit transaction income	—	(14,176)
Property operating income	$459,554	$418,016

Property Revenues
Total property revenue increased $56.1 million, or 9.0%, to $676.8 million in the six months ended June 30, 2026 compared to $620.7 million in the six months ended June 30, 2025. The percentage occupied at our shopping centers was 93.8% and 93.6% at June 30, 2026 and 2025, respectively. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $40.6 million from acquisitions,

•an increase of $22.1 million from comparable properties primarily related to higher rental rates of approximately $7.8 million, a $5.5 million increase in lease termination fee income, a $4.9 million increase in recoveries from tenants on higher occupancy and expenses, a $2.5 million increase in parking income, and higher average occupancy of approximately $2.4 million, and
•an increase of $12.1 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $19.1 million from property dispositions.
Property Expenses
Total property expenses increased $14.6 million, or 7.2%, to $217.2 million in the six months ended June 30, 2026 compared to $202.7 million in the six months ended June 30, 2025. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $9.8 million, or 7.6%, to $139.2 million in the six months ended June 30, 2026 compared to $129.4 million in the six months ended June 30, 2025 due primarily to the following:
•an increase of $6.5 million from acquisitions,
•an increase of $5.3 million from comparable properties due primarily to higher snow removal costs and higher utilities, and
•an increase of $3.8 million from non-comparable properties due primarily to occupancy increases, partially offset by
•a decrease of $4.9 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 21.1% in the six months ended June 30, 2026 from 21.4% in the six months ended June 30, 2025.
Real Estate Taxes
Real estate tax expense increased $4.8 million, or 6.6%, to $78.0 million in the six months ended June 30, 2026 compared to $73.2 million in the six months ended June 30, 2025 due primarily to the following:
•an increase of $4.8 million from acquisitions,
•an increase of $1.8 million from comparable properties due primarily to higher assessments, and
•an increase of $0.8 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $2.5 million from property dispositions.
Property Operating Income
Property operating income increased $41.5 million, or 9.9%, to $459.6 million in the six months ended June 30, 2026 compared to $418.0 million in the six months ended June 30, 2025. This increase is primarily driven by acquisitions, higher rental rates and average occupancy, openings at Santana West and Pike & Rose Phase IV, and higher lease termination fee income, partially offset by property dispositions.
Other Operating
General and Administrative Expense
General and administrative expense increased $2.6 million, or 11.4%, to $25.4 million in the six months ended June 30, 2026 compared to $22.8 million in the six months ended June 30, 2025. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $23.7 million, or 13.4%, to $199.8 million in the six months ended June 30, 2026 compared to $176.2 million in the six months ended June 30, 2025. This increase is due primarily to acquisitions, openings at Santana West, and our investment in comparable properties, partially offset by property dispositions.

Gain on Sale of Real Estate
The $113.3 million gain on sale of real estate for the six months ended June 30, 2026 is primarily due to the sale of a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, and a building at our CocoWalk property.
The $77.7 million gain on sale of real estate for the six months ended June 30, 2025 is primarily due to the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property.
New Market Tax Credit Transaction Income
The $14.2 million new market tax credit transaction income for the six months ended June 30, 2025 is primarily due to sale of new market tax credits related to Freedom Plaza.
Operating Income
Operating income increased $36.8 million, or 11.8%, to $347.6 million in the six months ended June 30, 2026 compared to $310.9 million in the six months ended June 30, 2025. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, acquisitions, higher lease termination fee income, and openings at Santana West, partially offset by income related to the sale of new market tax credits in 2025, and property dispositions.
Other
Interest Expense
Interest expense increased $12.1 million, or 13.8%, to $99.1 million in the six months ended June 30, 2026 compared to $87.1 million in the six months ended June 30, 2025. This increase is due primarily to the following:
•an increase of $7.7 million due to higher weighted average borrowings,
•a decrease of $2.2 million in capitalized interest, and
•an increase of $2.1 million due to a higher overall weighted average borrowing rate.
Gross interest costs were $104.8 million and $94.9 million in the six months ended June 30, 2026 and 2025, respectively. Capitalized interest was $5.7 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively.
(Loss) income from partnerships
Income from partnerships decreased $1.6 million, or 146.5%, to a loss from partnerships of $0.5 million in the six months ended June 30, 2026 compared to income from partnerships of $1.1 million in the six months ended June 30, 2025. This decrease is primarily due to certain investments in partnerships that were written off during the period.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $2.0 million, or 29.6%, to $4.8 million in the six months ended June 30, 2026 compared to $6.9 million in the six months ended June 30, 2025. This decrease is primarily attributable to the new market tax credit transaction income in 2025.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the six months ended June 30, 2026 were approximately $199.1 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.4 billion revolving credit facility to fund short term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
During 2026, we sold properties for net sales proceeds of $220.1 million. On April 14, 2026, we amended and restated our revolving credit facility increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR from 77.5 basis points to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions, at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion. Excluding the $21.2 million of mortgage loans that were repaid subsequent to June 30, 2026, we have $829.3 million of debt maturing through July 2027, of which $200.0 million is the mortgage loan secured by Bethesda Row, for which we have a one-year extension option to extend the maturity date to December 28, 2027.
As of June 30, 2026, we had cash and cash equivalents of $107.2 million and $286.2 million outstanding on our $1.4 billion revolving credit facility. We also have the capacity to issue up to $688.9 million in common shares under our ATM equity program.
For the six months ended June 30, 2026, the weighted average amount of borrowings outstanding on our revolving credit facility was $378.3 million, and the weighted average interest rate, before amortization of debt fees, was 4.4%.
Our overall capital requirements for the remainder of 2026 will depend on acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. We currently have development and redevelopment projects in various stages of constructions with remaining costs of $304 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs (excluding acquisitions) to be at levels consistent with 2025. Year to date through July 2026, we've acquired two properties for $92.0 million, and continue to evaluate additional opportunities.
We believe cash flow from operations, the cash on our balance sheet, and our $1.4 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity financing to be available to us, although newly issued debt would likely be at higher interest rates than the debt we are refinancing. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. We intend to operate with and to maintain our long term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$338,331	$329,737	$8,594
Net cash used in investing activities	(9,957)	(116,322)	106,365
Net cash used in financing activities	(331,295)	(145,236)	(186,059)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,921)	68,179	(71,100)
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443	(17,737)
Cash, cash equivalents, and restricted cash at end of period	$114,785	$203,622	$(88,837)

Net cash provided by operating activities increased $8.6 million to $338.3 million during the six months ended June 30, 2026 from $329.7 million during the six months ended June 30, 2025. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate, offset by the timing of collections related to year end recovery billings.

Net cash used in investing activities decreased $106.4 million to $10.0 million during the six months ended June 30, 2026 from $116.3 million during the six months ended June 30, 2025. The change was primarily attributable to:
•a $79.0 million increase in net proceeds from the sale of real estate primarily due to $220.1 million of net proceeds from the sale of a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, and a building at our CocoWalk property during the six months ended June 30, 2026, as compared to $141.2 million of net proceeds from the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property during the six months ended June 30, 2025, and
•a $35.0 million decrease in acquisition of real estate,
partially offset by
•a $10.4 million increase in capital expenditures.
Net cash used in financing activities increased $186.1 million to $331.3 million during the six months ended June 30, 2026 from $145.2 million during the six months ended June 30, 2025. The increase was primarily attributable to:
•$400.0 million from the February 2026 repayment of our $400.0 million 1.25% senior unsecured notes at maturity,
•a $48.3 million decrease in net borrowings on our revolving credit facility, and
•a $5.9 million increase in dividends paid to common and preferred shareholders due to an increase to the common share dividend rate and an increase in the number of outstanding shares, partially offset by
•$250.0 million in borrowings under our unsecured term loan in 2026 that we entered into during November 2025,
•a $7.1 million decrease in distributions to and redemptions of noncontrolling interests primarily related to the redemption of 77,983 downREIT operating partnership units for $7.0 million during the six months ended June 30, 2025, and
•a $6.0 million increase in net proceeds from the issuance of common shares under our ATM program.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2026:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2026	Stated Interest Rate as of June 30, 2026	Maturity Date
	(Dollars in thousands)
Mortgages payable
Bell Gardens (1)	Acquired	$10,715	4.06%	August 1, 2026
Bethesda Row (2)	200,000	200,000	SOFR + 0.95%	December 28, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Azalea (3)(4)	55,000	55,000	SOFR + 0.85%	October 30, 2028
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (5)	56,450	49,761	SOFR + 1.95%	December 15, 2029
Various Hoboken (10 Buildings) (6)	Acquired	21,051	3.91% to 5.00%	Various through 2029
Chelsea	Acquired	2,818	5.36%	January 15, 2031
Subtotal		519,445
Net unamortized debt issuance costs and discount		(1,074)
Total mortgages payable, net		518,371

Notes payable
$750 million term loan (3)(7)(9)	750,000	750,000	SOFR + 0.85%	March 20, 2028
Revolving credit facility (3)(7)	(8)	286,200	SOFR + 0.725%	April 12, 2030
$250 million term loan (3)(7)	250,000	250,000	SOFR + 0.85%	January 31, 2031
Various	2,462	1,108	Various	Various through 2059
Subtotal		1,287,308
Net unamortized debt issuance costs		(4,452)
Total notes payable, net		1,282,856

Senior notes and debentures (7)
Unsecured fixed rate
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		2,979,200
Net unamortized debt issuance costs and premium		(12,515)
Total senior notes and debentures, net		2,966,685

Total debt, net		$4,767,912
_____________________
(1)On July 30, 2026, we repaid this mortgage loan, at par.
(2)We have one one-year extension, at our option to extend the maturity date of this mortgage loan to December 28, 2027.
(3)Our Azalea mortgage loan, revolving credit facility SOFR loans, and our unsecured term loans bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating.
(4)The Operating Partnership is a co-borrower on this mortgage loan. Additionally, we have two one-year extensions, at our option to extend the maturity date of this mortgage loan to October 30, 2030.
(5)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(6)On July 1, 2026 we repaid $10.5 million of these mortgage loans related to six buildings, at par.
(7)The Operating Partnership is the named obligor under our revolving credit facility, term loans, senior notes and debentures. A wholly owned subsidiary of the Operating Partnership is also a co-obligor of the $750.0 million term loan.

(8)The maximum amount drawn under our revolving credit facility during the three and six months ended June 30, 2026 was $427.7 million and $699.5 million, respectively, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 4.4% for both periods.
(9)The interest rate on $450.0 million of our $750.0 million term loan is fixed at a weighted average interest rate of 4.17% through March 1, 2028 through interest rate swap agreements.
Our revolving credit facility, unsecured term loans, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2026, we were in compliance with all financial and other covenants related to our revolving credit facility, unsecured term loans, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2026:

	Unsecured		Secured		Total
	(In thousands)
2026	$29,271		$222,475	(1)	$251,746
2027	515,037		178,282		693,319
2028	1,100,000	(2)	57,511	(3)	1,157,511
2029	885,000		60,434		945,434
2030	686,200	(4)	684		686,884
Thereafter	1,051,000		59		1,051,059
	$4,266,508		$519,445		$4,785,953	(5)
__________________
(1)Our $200.0 million mortgage loan secured by Bethesda Row matures on December 28, 2026, plus one one-year extension at our option to December 28, 2027.
(2)Our $750.0 million term loan matures on March 20, 2028, plus two one-year extensions at our option to March 20, 2030.
(3)Our $55.0 million mortgage loan secured by Azalea matures on October 30, 2028, plus two one-year extensions at our option to October 30, 2030.
(4)Our $1.4 billion revolving credit facility matures on April 12, 2030, plus two six-month extensions at our option to April 12, 2031. As of June 30, 2026, there was $286.2 million outstanding under our revolving credit facility.
(5)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of June 30, 2026.
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
As of June 30, 2026, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(in millions)
Consolidated Debt
$750 million term loan	$450.0	4.17%	March 1, 2028
Hoboken mortgage loan	$49.8	3.67%	December 15, 2029
Unconsolidated Debt
Assembly Row Hotel	$37.5	6.11%	May 30, 2028
Chandler Festival	$51.0	4.93%	October 4, 2030
Chandler Gateway	$22.3	4.93%	October 4, 2030
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of June 30, 2026.
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
The reconciliation of net income to Nareit FFO and Core FFO available to common shareholders is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Reconciliation of net income to Nareit FFO available to common shareholders
Net income	$88,553	$159,956	$249,623	$226,534
Net income attributable to noncontrolling interests	(2,851)	(4,040)	(4,822)	(6,850)
Gain on sale of real estate	(20,617)	(76,501)	(113,328)	(77,672)
Depreciation and amortization of real estate assets	86,531	78,598	171,309	155,096
Amortization of initial direct costs of leases	13,027	9,358	26,260	18,435
Funds from operations	164,643	167,371	329,042	315,543
Dividends on preferred shares (1)	(1,875)	(1,875)	(3,750)	(3,750)
Income attributable to downREIT operating partnership units	595	603	1,191	1,272
Income attributable to unvested shares	(569)	(559)	(1,135)	(1,049)
Nareit FFO	$162,794	$165,540	$325,348	$312,016
Weighted average number of common shares, diluted (1)(2)	86,803	86,611	86,733	86,393

Nareit FFO, per diluted share (2)	$1.88	$1.91	$3.75	$3.61

Reconciliation of Nareit FFO to Core FFO
Nareit FFO	$162,794	$165,540	$325,348	$312,016
Adjustments:
New market tax credit transaction income, net	—	(13,004)	—	(13,004)
Collection of prior period rents deferred during COVID	—	(69)	—	(136)
Core FFO	$162,794	$152,467	$325,348	$298,876

Core FFO per diluted share (2)	$1.88	$1.76	$3.75	$3.46
_____________________
(1)For the three and six months ended June 30, 2026 and 2025, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute Nareit and Core FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS for the three months ended June 30, 2026. Conversion of these operating partnership units is dilutive in the computation of Nareit and Core FFO per diluted share for all periods presented.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2026, we had $3.7 billion of fixed-rate debt outstanding, including $450.0 million of our $750.0 million unsecured term loan and $49.8 million of mortgage payables for which the rate is effectively fixed by interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $137.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $139.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At June 30, 2026, we had $1.1 billion of variable rate debt outstanding, comprised of $550.0 million of our unsecured term loans, $286.2 million outstanding on our revolving credit facility, our $200.0 million mortgage loan at Bethesda Row, and our $55.0 million mortgage loan at Azalea. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $10.9 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $10.9 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a common share repurchase program, under which we may purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share, from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. As of June 30, 2026, no shares have been repurchased through the program.
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

40

EXHIBIT INDEX

Exhibit No.	Description

10.1
Third Amended and Restated Credit Agreement, dated as of April 14, 2026, by and among the Partnership, the financial institutions party thereto, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, and the other parties thereto (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on April 15, 2026 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

July 31, 2026	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

July 31, 2026	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)