Form 10-Q
period 2026-09-30
FEDERAL REALTY INVESTMENT TRUST; Federal Realty OP LP
filed 2026-10-30
CIK 34903, 1901876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
$0.01 par value per share, with associated Common Share Purchase Rights

Depositary Shares, each representing 1/1000 of a 5.00%	FRT-C	New York Stock Exchange
Series C Cumulative Redeemable Preferred Share, $0.01 par value per share
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
Federal Realty Investment Trust ☐  Yes    ☒  No Federal Realty OP LP ☐  Yes    ☒  No
The number of Federal Realty Investment Trust's common shares outstanding on October 26, 2026 was 86,021,559.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2026, of Federal Realty Investment Trust and Federal Realty OP LP. Unless stated otherwise or the context otherwise requires, references to "Federal Realty Investment Trust," the "Parent Company" or the "Trust" mean Federal Realty Investment Trust; and references to "Federal Realty OP LP" or the "Operating Partnership" mean Federal Realty OP LP. The term "the Company," "we," "us," and "our" refer to the Parent Company and its business and operations conducted through its directly and indirectly owned subsidiaries, including the Operating Partnership. References to "shares" and "shareholders" refer to the shares and shareholders of the Parent Company and not the limited partnership interests or limited partners of the Operating Partnership.
The Parent Company is a real estate investment trust ("REIT") that owns 100% of the limited liability company interests of, is the sole member of, and exercises exclusive control over Federal Realty GP LLC (the "General Partner"), which is the sole general partner of the Operating Partnership. As of September 30, 2026, the Parent Company owned 100% of the outstanding partnership units (the "OP Units") in the Operating Partnership.
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

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2026

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,132,453 and $1,832,190 of consolidated variable interest entities, respectively)	$11,369,346	$11,265,167
Construction-in-progress (including $47,661 and $28,418 of consolidated variable interest entities, respectively)	382,154	374,735
	11,751,500	11,639,902
Less accumulated depreciation and amortization (including $519,866 and $468,725 of consolidated variable interest entities, respectively)	(3,521,614)	(3,351,881)
Net real estate	8,229,886	8,288,021
Cash and cash equivalents	109,728	107,415
Accounts and notes receivable, net	269,791	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	32,370	31,881
Operating lease right of use assets, net	81,049	83,120
Finance lease right of use assets, net	6,246	6,410
Prepaid expenses and other assets	367,962	354,767
TOTAL ASSETS	$9,097,032	$9,130,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable, net (including $169,228 and $194,176 of consolidated variable interest entities, respectively)	$496,694	$521,759
Notes payable, net	997,121	1,057,331
Senior notes and debentures, net	3,389,769	3,364,010
Accounts payable and accrued expenses	248,407	219,678
Dividends payable	102,492	99,792
Security deposits payable	33,552	31,548
Operating lease liabilities	70,396	72,304
Finance lease liabilities	12,999	12,903
Other liabilities and deferred credits	237,859	250,494
Total liabilities	5,589,289	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	188,478	181,655
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $0.01 par:
5.00% Series C Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25,000 per share), 6,000 shares issued and outstanding	150,000	150,000
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 392,878 shares issued and outstanding	9,822	9,822
Common shares of beneficial interest, $0.01 par, 200,000,000 shares authorized, 86,296,537 and 86,266,009 shares issued and outstanding, respectively	870	869
Additional paid-in capital	4,292,652	4,310,365
Accumulated dividends in excess of net income	(1,215,383)	(1,224,372)
Accumulated other comprehensive income	13,354	2,047
Total shareholders’ equity of the Trust	3,251,315	3,248,731
Noncontrolling interests	67,950	70,255
Total shareholders’ equity	3,319,265	3,318,986
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,097,032	$9,130,460
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
REVENUE
Rental income	$329,644	$313,183	$988,198	$917,954
Other property income	9,352	8,789	27,039	24,143
Mortgage interest income	28	281	577	833
Total revenue	339,024	322,253	1,015,814	942,930
EXPENSES
Rental expenses	69,317	67,481	208,505	196,894
Real estate taxes	39,811	38,178	117,859	111,426
General and administrative	13,254	11,649	38,649	34,449
Depreciation and amortization	100,260	94,277	300,100	270,464
Total operating expenses	222,642	211,585	665,113	613,233

Gain on sale of real estate	473	—	113,801	77,672
New market tax credit transaction income	—	—	—	14,176

OPERATING INCOME	116,855	110,668	464,502	421,545

OTHER INCOME/(EXPENSE)
Other interest income	1,069	845	2,672	2,493
Interest expense	(49,740)	(47,619)	(148,864)	(134,692)
Income from partnerships	801	605	298	1,687
NET INCOME	68,985	64,499	318,608	291,033
Net income attributable to noncontrolling interests	(2,816)	(2,850)	(7,638)	(9,700)
NET INCOME ATTRIBUTABLE TO THE TRUST	66,169	61,649	310,970	281,333
Dividends on preferred shares	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$64,161	$59,641	$304,946	$275,309

EARNINGS PER COMMON SHARE, BASIC:
Net income available for common shareholders	$0.74	$0.69	$3.52	$3.20
Weighted average number of common shares	86,558	85,978	86,262	85,808
EARNINGS PER COMMON SHARE, DILUTED:
Net income available for common shareholders	$0.74	$0.69	$3.52	$3.20
Weighted average number of common shares	86,558	85,978	86,789	85,808

COMPREHENSIVE INCOME	$74,085	$63,790	$330,039	$288,329

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$71,183	$60,969	$322,277	$278,825

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2026
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2026	398,878	$159,822	86,883,595	$876	$4,374,872	$(1,179,380)	$8,340	$70,042	$3,434,572
Net income, excluding $1,992 attributable to redeemable noncontrolling interests	—	—	—	—	—	66,169	—	824	66,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $86 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	5,014	—	5,014
Dividends declared to common shareholders ($1.16 per share)	—	—	—	—	—	(100,164)	—	—	(100,164)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $830 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(665)	(665)
Common shares issued, net	—	—	46	—	(67)	—	—	—	(67)
Common shares issued under dividend reinvestment plan	—	—	3,270	—	397	—	—	—	397
Share-based compensation expense, net of forfeitures	—	—	3,493	—	4,037	—	—	—	4,037
Common shares repurchased	—	—	(591,113)	(6)	(64,994)	—	—	—	(65,000)
Common shares withheld for employee taxes	—	—	(2,754)	—	(332)	—	—	—	(332)
Purchase of capped calls	—	—	—	—	(21,712)	—	—	—	(21,712)
Purchase of noncontrolling interest	—	—	—	—	451	—	—	(2,251)	(1,800)
BALANCE AT SEPTEMBER 30, 2026	398,878	$159,822	86,296,537	$870	$4,292,652	$(1,215,383)	$13,354	$67,950	$3,319,265

BALANCE AT DECEMBER 31, 2025	398,878	$159,822	86,266,009	$869	$4,310,365	$(1,224,372)	$2,047	$70,255	$3,318,986
Net income, excluding $5,221 attributable to redeemable noncontrolling interests	—	—	—	—	—	310,970	—	2,417	313,387
Other comprehensive income - change in fair value of interest rate swaps, excluding $124 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	11,307	—	11,307
Dividends declared to common shareholders ($3.42 per share)	—	—	—	—	—	(295,957)	—	—	(295,957)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $5,504 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(2,467)	(2,467)
Common shares issued, net	—	—	493,521	5	60,316	—	—	—	60,321
Common shares issued under dividend reinvestment plan	—	—	11,159	—	1,229	—	—	—	1,229
Share-based compensation expense, net of forfeitures	—	—	167,248	2	12,362	—	—	—	12,364
Common shares repurchased	—	—	(591,113)	(6)	(64,994)	—	—	—	(65,000)
Common shares withheld for employee taxes	—	—	(50,287)	—	(5,310)	—	—	—	(5,310)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	265	265
Redemption of downREIT OP units	—	—	—	—	(55)	—	—	(269)	(324)
Purchase of capped calls	—	—	—	—	(21,712)	—	—	—	(21,712)
Purchase of noncontrolling interest	—	—	—	—	451	—	—	(2,251)	(1,800)
BALANCE AT SEPTEMBER 30, 2026	398,878	$159,822	86,296,537	$870	$4,292,652	$(1,215,383)	$13,354	$67,950	$3,319,265

Federal Realty Investment Trust
Consolidated Statements of Shareholders’ Equity
For the Three and Nine Months Ended September 30, 2025
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT JUNE 30, 2025	398,878	$159,822	86,261,214	$869	$4,302,220	$(1,216,794)	$2,912	$71,071	$3,320,100
Net income, excluding $1,986 attributable to redeemable noncontrolling interests	—	—	—	—	—	61,649	—	864	62,513
Other comprehensive loss - change in fair value of interest rate swaps, excluding $29 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(680)	—	(680)
Dividends declared to common shareholders ($1.13 per share)	—	—	—	—	—	(97,474)	—	—	(97,474)
Dividends declared to preferred shareholders	—	—	—	—	—	(2,008)	—	—	(2,008)
Distributions declared to noncontrolling interests, excluding $2,464 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(1,110)	(1,110)
Common shares issued, net	—	—	56	—	(86)	—	—	—	(86)
Common shares issued under dividend reinvestment plan	—	—	4,874	—	461	—	—	—	461
Share-based compensation expense, net of forfeitures	—	—	1,379	—	3,691	—	—	—	3,691
Common shares withheld for employee taxes	—	—	(1,960)	—	(181)	—	—	—	(181)
Redemption of downREIT OP units and purchase of noncontrolling interest	—	—	—	—	157	—	—	(238)	(81)
BALANCE AT SEPTEMBER 30, 2025	398,878	$159,822	86,265,563	$869	$4,306,262	$(1,254,627)	$2,232	$70,587	$3,285,145

BALANCE AT DECEMBER 31, 2024	398,878	$159,822	85,666,220	$862	$4,248,824	$(1,242,654)	$4,740	$72,550	$3,244,144
Net income, excluding $6,002 attributable to redeemable noncontrolling interests	—	—	—	—	—	281,333	—	3,698	285,031
Other comprehensive loss - change in fair value of interest rate swaps, excluding $196 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	(2,508)	—	(2,508)
Dividends declared to common shareholders ($3.33 per share)	—	—	—	—	—	(287,282)	—	—	(287,282)
Dividends declared to preferred shareholders	—	—	—	—	—	(6,024)	—	—	(6,024)
Distributions declared to noncontrolling interests, excluding $6,821 attributable to redeemable noncontrolling interests	—	—	—	—	—	—	—	(3,334)	(3,334)
Common shares issued, net	—	—	476,665	5	54,301	—	—	—	54,306
Common shares issued under dividend reinvestment plan	—	—	14,288	—	1,368	—	—	—	1,368
Share-based compensation expense, net of forfeitures	—	—	151,729	2	11,632	—	—	—	11,634
Common shares withheld for employee taxes	—	—	(44,497)	—	(4,856)	—	—	—	(4,856)
Conversion of and redemption of downREIT OP units and purchase of noncontrolling interest	—	—	1,158	—	(5,007)	—	—	(2,327)	(7,334)
BALANCE AT SEPTEMBER 30, 2025	398,878	$159,822	86,265,563	$869	$4,306,262	$(1,254,627)	$2,232	$70,587	$3,285,145
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$318,608	$291,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,100	270,464
Gain on sale of real estate	(113,801)	(77,672)
Income from partnerships	(298)	(1,687)
New market tax credit transaction income	—	(14,176)
Straight-line rent	(22,517)	(21,529)
Share-based compensation expense	11,691	10,913
Other, net	(2,649)	(1,280)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	569	7,246
Increase in prepaid expenses and other assets	(10,230)	(6,903)
Increase in accounts payable and accrued expenses	25,146	23,566
Increase (decrease) in security deposits and other liabilities	403	(2,444)
Net cash provided by operating activities	507,022	477,531
INVESTING ACTIVITIES
Acquisition of real estate	(85,397)	(400,381)
Capital expenditures - development and redevelopment	(128,091)	(115,472)
Capital expenditures - other	(89,867)	(81,733)
Proceeds from sale of real estate	222,534	141,151
Investment in partnerships	(1,648)	(227)
Distribution from partnerships in excess of earnings	3,605	2,533
Leasing costs	(15,369)	(19,380)
Net cash used in investing activities	(94,233)	(473,509)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, net of costs	(316,841)	102,400
Issuance of senior notes, net of costs	450,960	—
Repayment of senior notes	(429,200)	—
Issuance and extension of notes payable, net of costs	249,954	145,044
Repayment of mortgages, finance leases and notes payable	(25,582)	(3,710)
Purchase of capped calls	(21,712)	—
Issuance of common shares, net of costs	60,435	54,481
Common shares repurchased	(59,248)	—
Dividends paid to common and preferred shareholders	(298,181)	(288,990)
Common shares withheld for employee taxes	(5,310)	(4,856)
Contributions from noncontrolling interests	6,988	1,413
Distributions to and redemptions of noncontrolling interests	(10,086)	(17,563)
Net cash used in financing activities	(397,823)	(11,781)
Increase (decrease) in cash, cash equivalents and restricted cash	14,966	(7,759)
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$132,672	$127,684

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(In thousands, except unit data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $2,132,453 and $1,832,190 of consolidated variable interest entities, respectively)	$11,369,346	$11,265,167
Construction-in-progress (including $47,661 and $28,418 of consolidated variable interest entities, respectively)	382,154	374,735
	11,751,500	11,639,902
Less accumulated depreciation and amortization (including $519,866 and $468,725 of consolidated variable interest entities, respectively)	(3,521,614)	(3,351,881)
Net real estate	8,229,886	8,288,021
Cash and cash equivalents	109,728	107,415
Accounts and notes receivable, net	269,791	249,755
Mortgage notes receivable, net	—	9,091
Investment in partnerships	32,370	31,881
Operating lease right of use assets, net	81,049	83,120
Finance lease right of use assets, net	6,246	6,410
Prepaid expenses and other assets	367,962	354,767
TOTAL ASSETS	$9,097,032	$9,130,460
LIABILITIES AND CAPITAL
Liabilities
Mortgages payable, net (including $169,228 and $194,176 of consolidated variable interest entities, respectively)	$496,694	$521,759
Notes payable, net	997,121	1,057,331
Senior notes and debentures, net	3,389,769	3,364,010
Accounts payable and accrued expenses	248,407	219,678
Dividends payable	102,492	99,792
Security deposits payable	33,552	31,548
Operating lease liabilities	70,396	72,304
Finance lease liabilities	12,999	12,903
Other liabilities and deferred credits	237,859	250,494
Total liabilities	5,589,289	5,629,819
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	188,478	181,655
Partner capital
Preferred units, 398,878 units issued and outstanding	154,788	154,788
Common units, 86,296,537 and 86,266,009 units issued and outstanding, respectively	3,083,173	3,091,896
Accumulated other comprehensive income	13,354	2,047
Total partner capital	3,251,315	3,248,731
Noncontrolling interests in consolidated partnerships	67,950	70,255
Total capital	3,319,265	3,318,986
TOTAL LIABILITIES AND CAPITAL	$9,097,032	$9,130,460

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per unit data)
REVENUE
Rental income	$329,644	$313,183	$988,198	$917,954
Other property income	9,352	8,789	27,039	24,143
Mortgage interest income	28	281	577	833
Total revenue	339,024	322,253	1,015,814	942,930
EXPENSES
Rental expenses	69,317	67,481	208,505	196,894
Real estate taxes	39,811	38,178	117,859	111,426
General and administrative	13,254	11,649	38,649	34,449
Depreciation and amortization	100,260	94,277	300,100	270,464
Total operating expenses	222,642	211,585	665,113	613,233

Gain on sale of real estate	473	—	113,801	77,672
New market tax credit transaction income	—	—	—	14,176

OPERATING INCOME	116,855	110,668	464,502	421,545

OTHER INCOME/(EXPENSE)
Other interest income	1,069	845	2,672	2,493
Interest expense	(49,740)	(47,619)	(148,864)	(134,692)
Income from partnerships	801	605	298	1,687
NET INCOME	68,985	64,499	318,608	291,033
Net income attributable to noncontrolling interests	(2,816)	(2,850)	(7,638)	(9,700)
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP	66,169	61,649	310,970	281,333
Distributions on preferred units	(2,008)	(2,008)	(6,024)	(6,024)
NET INCOME AVAILABLE FOR COMMON UNIT HOLDERS	$64,161	$59,641	$304,946	$275,309

EARNINGS PER COMMON UNIT, BASIC:
Net income available for common unit holders	$0.74	$0.69	$3.52	$3.20
Weighted average number of common units	86,558	85,978	86,262	85,808
EARNINGS PER COMMON UNIT, DILUTED:
Net income available for common unit holders	$0.74	$0.69	$3.52	$3.20
Weighted average number of common units	86,558	85,978	86,789	85,808

COMPREHENSIVE INCOME	$74,085	$63,790	$330,039	$288,329

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE PARTNERSHIP	$71,183	$60,969	$322,277	$278,825

The accompanying notes are an integral part of these consolidated statements.

Federal Realty OP LP
Consolidated Statements of Capital
For the Three and Nine Months Ended September 30, 2026
(Unaudited)

	Preferred Units	Common Units	Accumulated Other Comprehensive Income	Total Partner Capital	Noncontrolling Interests in Consolidated Partnerships	Total Capital

	(In thousands)
BALANCE AT JUNE 30, 2026	$154,788	$3,201,402	$8,340	$3,364,530	$70,042	$3,434,572
Net income, excluding $1,992 attributable to redeemable noncontrolling interests	2,008	64,161	—	66,169	824	66,993
Other comprehensive income - change in fair value of interest rate swaps, excluding $86 attributable to redeemable noncontrolling interests	—	—	5,014	5,014	—	5,014
Distributions declared to common unit holders	—	(100,164)	—	(100,164)	—	(100,164)
Distributions declared to preferred unit holders	(2,008)	—	—	(2,008)	—	(2,008)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $830 attributable to redeemable noncontrolling interests	—	—	—	—	(665)	(665)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	(67)	—	(67)	—	(67)
Common units issued under dividend reinvestment plan	—	397	—	397	—	397
Share-based compensation expense, net of forfeitures	—	4,037	—	4,037	—	4,037
Common units repurchased	—	(65,000)	—	(65,000)	—	(65,000)
Common units withheld for employee taxes	—	(332)	—	(332)	—	(332)
Purchase of capped calls	—	(21,712)	—	(21,712)	—	(21,712)
Purchase of noncontrolling interest	—	451	—	451	(2,251)	(1,800)
BALANCE AT SEPTEMBER 30, 2026	$154,788	$3,083,173	$13,354	$3,251,315	$67,950	$3,319,265

BALANCE AT DECEMBER 31, 2025	$154,788	$3,091,896	$2,047	$3,248,731	$70,255	$3,318,986
Net income, excluding $5,221 attributable to redeemable noncontrolling interests	6,024	304,946	—	310,970	2,417	313,387
Other comprehensive income - change in fair value of interest rate swaps, excluding $124 attributable to redeemable noncontrolling interests	—	—	11,307	11,307	—	11,307
Distributions declared to common unit holders	—	(295,957)	—	(295,957)	—	(295,957)
Distributions declared to preferred unit holders	(6,024)	—	—	(6,024)	—	(6,024)
Distributions declared to noncontrolling interests in consolidated partnerships, excluding $5,504 attributable to redeemable noncontrolling interests	—	—	—	—	(2,467)	(2,467)
Common units issued as a result of common stock issued by Parent Company, net of issuance costs	—	60,321	—	60,321	—	60,321
Common units issued under dividend reinvestment plan	—	1,229	—	1,229	—	1,229
Share-based compensation expense, net of forfeitures	—	12,364	—	12,364	—	12,364
Common units repurchased	—	(65,000)	—	(65,000)	—	(65,000)
Common units withheld for employee taxes	—	(5,310)	—	(5,310)	—	(5,310)
Redemption of downREIT OP units	—	(55)	—	(55)	(269)	(324)
Contributions from noncontrolling interests	—	—	—	—	265	265
Purchase of capped calls	—	(21,712)	—	(21,712)	—	(21,712)
Purchase of noncontrolling interest	—	451	—	451	(2,251)	(1,800)
BALANCE AT SEPTEMBER 30, 2026	$154,788	$3,083,173	$13,354	$3,251,315	$67,950	$3,319,265

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

Federal Realty OP LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
OPERATING ACTIVITIES
Net income	$318,608	$291,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,100	270,464
Gain on sale of real estate	(113,801)	(77,672)
Income from partnerships	(298)	(1,687)
New market tax credit transaction income	—	(14,176)
Straight-line rent	(22,517)	(21,529)
Share-based compensation expense	11,691	10,913
Other, net	(2,649)	(1,280)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable, net	569	7,246
Increase in prepaid expenses and other assets	(10,230)	(6,903)
Increase in accounts payable and accrued expenses	25,146	23,566
Increase (decrease) in security deposits and other liabilities	403	(2,444)
Net cash provided by operating activities	507,022	477,531
INVESTING ACTIVITIES
Acquisition of real estate	(85,397)	(400,381)
Capital expenditures - development and redevelopment	(128,091)	(115,472)
Capital expenditures - other	(89,867)	(81,733)
Proceeds from sale of real estate	222,534	141,151
Investment in partnerships	(1,648)	(227)
Distribution from partnerships in excess of earnings	3,605	2,533
Leasing costs	(15,369)	(19,380)
Net cash used in investing activities	(94,233)	(473,509)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, net of costs	(316,841)	102,400
Issuance of senior notes, net of costs	450,960	—
Repayment of senior notes	(429,200)	—
Issuance and extension of notes payable, net of costs	249,954	145,044
Repayment of mortgages, finance leases and notes payable	(25,582)	(3,710)
Purchase of capped calls	(21,712)	—
Issuance of common units, net of costs	60,435	54,481
Common units repurchased	(59,248)	—
Distributions to common and preferred unit holders	(298,181)	(288,990)
Common units withheld for employee taxes	(5,310)	(4,856)
Contributions from noncontrolling interests	6,988	1,413
Distributions to and redemptions of noncontrolling interests	(10,086)	(17,563)
Net cash used in financing activities	(397,823)	(11,781)
Increase (decrease) in cash, cash equivalents and restricted cash	14,966	(7,759)
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443
Cash, cash equivalents, and restricted cash at end of period	$132,672	$127,684

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Federal Realty OP LP
Notes to Consolidated Financial Statements
September 30, 2026
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
As of September 30, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects.
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
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including elevated inflation and interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and state government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short-term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim consolidated financial statements of the Parent Company and Operating Partnership have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year.
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
Segment Information
We have one reportable segment. We evaluate financial performance using property operating income ("POI"), a non-GAAP measure which consists of rental income, other property income, and mortgage interest income, less rental expenses and real estate taxes. Our chief operating decision maker ("CODM") uses POI to assess the operating performance of our properties and to determine how to reinvest profits for recurring capital expenditures, property redevelopments, or into other parts of the business, such as property acquisitions or to pay higher dividends.
Reconciliation of property operating income to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Property operating income	$229,896	$216,594	$689,450	$634,610
General and administrative expense	(13,254)	(11,649)	(38,649)	(34,449)
Depreciation and amortization	(100,260)	(94,277)	(300,100)	(270,464)
Gain on sale of real estate	473	—	113,801	77,672
New market tax credit transaction income	—	—	—	14,176
Other interest income	1,069	845	2,672	2,493
Interest expense	(49,740)	(47,619)	(148,864)	(134,692)
Income from partnerships	801	605	298	1,687
Net income	$68,985	$64,499	$318,608	$291,033
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
Recent Accounting Pronouncements

Standard	Description	Effect on the financial statements or significant matters

Adopted in 2026:
ASU 2024-04, November 2024, Debt—Debt with Conversion and Other Options (Subtopic 470-20), Induced Conversions of Convertible Debt Instruments	This ASU clarifies the requirements for determining whether to account for certain early settlements of convertible debt instruments as induced conversions or extinguishments.

	Entities have the option to apply the guidance either (1) prospectively to settlements of convertible debt instruments that occur during fiscal years (and interim periods within those fiscal years) beginning after the effective date or (2) retrospectively. This is effective for all entities for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years.	We adopted this ASU as of January 1, 2026. The implementation of this ASU did not have an impact on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters
Issued in 2025:
ASU 2025-01, January 2025, and ASU 2024-03, November 2024, Income Statement—Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40)	This ASU requires the disaggregation of specific natural expense categories within relevant income statement captions. Public business entities are required to provide tabular disclosures which disaggregate expenses such as purchases of inventory, employee compensation, depreciation and amortization. A separate total of an entity's selling expenses is also required, along with the disclosure of how the company determines them.

	The guidance is required to be applied prospectively, but may be applied retrospectively for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

ASU 2025-09, November 2025, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements	This ASU amends certain aspects of hedge accounting in ASC 815. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The key changes include: (1) Allows individual forecasted transactions to be hedged in a group if they have similar risk exposure for cash flow hedges. (2) Establishes a model borrowers can use in cash flow hedges of forecasted interest payments on choose-your-rate debt instruments. (3) Expands hedge accounting for forecasted purchases and sales of nonfinancial assets. (4) Eliminates the requirement for the net written option test in certain instances to accommodate differences in the loan and swap markets that resulted from reference rate reform. (5) Eliminates the recognition and presentation mismatch for foreign currency-denominated debt used as both a net investment hedge instrument and a hedged item for interest rate risk.

	The guidance is applied prospectively for all hedging relationships as of the date of adoption. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements and do not expect this ASU to have a material impact on our consolidated financial statements.

ASU 2025-10, December 2025, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities	This ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 introduces specific recognition thresholds (probability of compliance and receipt) and detailed disclosures, aiming to improve consistency and comparability in financial reporting for grants.

	The new guidance is effective for public business entities in annual periods beginning after December 15, 2028 (including interim periods within), with early adoption permitted in any period for which financial statements have not yet been issued. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis.	We are assessing the impact of this ASU on our consolidated financial statements and do not expect this ASU to have a material impact on our consolidated financial statements.

ASU 2025-11, December 2025, Interim Reporting (Topic 270), Narrow-Scope Improvements	This ASU clarifies interim disclosure requirements including the form and content of such financial statements, adds a comprehensive list of mandatory interim disclosures, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity.

	The guidance can be applied either prospectively or retrospectively. The guidance applies to all public entities and is effective for interim reporting periods with annual reporting periods after December 15, 2027. Early adoption is permitted.	We are assessing the impact of this ASU on our consolidated financial statements.

Standard	Description	Effect on the financial statements or significant matters

ASU 2025-12, December 2025, Codification Improvements	This ASU clarifies, corrects errors in and makes improvements to several topics within the FASB Codification. The amendments are part of an ongoing FASB project to make non-substantive technical corrections, clarifications, and improvements to make standards more consistent and easier to interpret for preparers and users.

	The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted.	We do not expect this ASU to have a material impact on our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following tables provide supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$157,309	$145,100
Interest capitalized	(8,445)	(10,408)
Interest expense	$148,864	$134,692
Cash paid for interest, net of amounts capitalized	$135,387	$121,380
Cash paid for income taxes	$338	$329
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage note receivable repaid with property acquisition	$9,575	$—
Common shares repurchased but not yet settled	$5,752	$—
Shares issued under dividend reinvestment plan	$1,115	$1,193
DownREIT operating partnership units issued with acquisition	$265	$—
DownREIT operating partnership units redeemed for common shares	$—	$103

	September 30,	December 31,
	2026	2025
	(In thousands)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$109,728	$107,415
Restricted cash (1)	22,944	10,291
Total cash, cash equivalents, and restricted cash	$132,672	$117,706
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
On April 17, 2026, we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million. Approximately $2.2 million and $0.2 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.8 million of net assets acquired were allocated to other liabilities for "below market leases."
During the nine months ended September 30, 2026, we sold a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, a building at our CocoWalk property, and our North Dartmouth property for a combined sales price of $227.1 million, resulting in a net gain of $113.3 million.

NOTE 4—DEBT
On February 19, 2026, we borrowed $250.0 million under the unsecured term loan agreement that we entered into on November 17, 2025. See Note 5 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding this term loan.
During the nine months ended September 30, 2026, we repaid the following debt, at par:

	Payoff Amount	Repayment Date
	(In millions)
1.25% Senior Notes	$400.0	February 17, 2026
Two Hoboken mortgage loans	$2.1	March 2026
Six Hoboken mortgage loans	$10.5	July 1, 2026
Bell Gardens mortgage loan	$10.7	July 30, 2026
7.48% Debentures	$29.2	August 17, 2026
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
During the three and nine months ended September 30, 2026, the maximum amount of borrowings outstanding under our revolving credit facility was $346.8 million and $699.5 million, respectively. The weighted average amount of borrowings outstanding was $141.7 million and $298.6 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 4.3% and 4.4%, respectively, for the three and nine months ended September 30, 2026. At September 30, 2026, our revolving credit facility had no balance outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2026, we were in compliance with all default-related debt covenants.
Exchangeable Senior Notes
2031 Exchangeable Senior Notes Issuance
On August 11, 2026, our Operating Partnership issued $460.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2031 (the "2031 Notes") in a private placement. The 2031 Notes bear interest at an annual rate of 3.50%, payable semiannually in arrears on February 15th and August 15th of each year, beginning February 15, 2027. The 2031 Notes mature on August 15, 2031, unless earlier exchanged, purchased, or redeemed. Net proceeds after the initial purchaser's discount and offering costs were approximately $450.8 million. Interest expense, including $0.3 million of debt issuance cost amortization, was $2.5 million related to the 2031 Notes for the three and nine months ended September 30, 2026. Including the debt issuance cost amortization, the current effective interest rate on the 2031 Notes is approximately 4.0%. The unamortized debt issuance costs related to the 2031 Notes were $9.0 million at September 30, 2026.
Prior to May 15, 2031, the 2031 Notes will be exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after May 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders may exchange their 2031 Notes at any time. Exchanges will be settled by delivering cash up to the principal amount of the 2031 Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. If we elect to settle any portion of the exchange obligation in excess of the principal amount with shares of the Trust, an equivalent number of common units will be issued by the Operating Partnership to the Trust. The exchange rate initially equals 7.2179 common shares per $1,000 principal amount of the 2031 Notes (which is equivalent to an exchange price of approximately $138.54 per common share and reflects an exchange premium of approximately 17.5% based on the closing price of $117.91 on August 6, 2026). The initial exchange rate is subject to adjustment upon the occurrence of certain events, including in the event of a payment of a quarterly dividend in excess of $1.16 per share, but will not be adjusted for any accrued and unpaid interest.
The Operating Partnership may redeem the 2031 Notes, at its option, in whole or in part, on or after August 20, 2029 if the last reported sales price of the common shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 day consecutive trading period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Operating Partnership provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the 2031 Notes, we entered into privately negotiated capped call transactions with certain financial institutions. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the 2031 Notes. The capped call transactions are expected generally to reduce the potential dilution to our common shares upon exchange of any 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2031 Notes, with such reduction and/or offset subject to a cap. The cap price of the capped call transaction initially is approximately $165.07 per share, and is subject to certain adjustments under the terms of the capped call transactions. A portion of the proceeds from the 2031 Notes were used to pay the capped call premium of $21.7 million, which is recorded in shareholders' equity for the Trust and capital for the Partnership.
2029 Exchangeable Senior Notes
The Operating Partnership has $485.0 million aggregate principal amount of 3.25% Exchangeable Senior Notes due 2029 (the “2029 Notes”) outstanding at September 30, 2026. Exchanges will be settled by delivering cash up to the principal amount of the 2029 Notes exchanged, and if applicable, cash, common shares of the Trust, or a combination thereof at our option, in respect of the remainder, if any, of the exchange obligation in excess of the principal amount. See Note 5 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete description of the 2029 Notes, including the exchange, settlement and capped call terms. Interest expense related to the 2029 Notes was $4.6 million for both the three months ended September 30, 2026 and 2025, and includes debt issuance cost amortization of $0.7 million for both periods. Interest expense related to the 2029 Notes was $13.8 million for both the nine months ended September 30, 2026 and 2025, and includes debt issuance cost amortization of $2.0 million for both periods. Including the debt issuance cost amortization, the current effective interest rate on the 2029 Notes is approximately 3.9%. The unamortized debt issuance costs related to the 2029 Notes were $6.2 million at September 30, 2026.

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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable, net	$1,493,815	$1,491,507	$1,579,090	$1,572,977
Senior notes and debentures, net	$2,459,917	$2,213,590	$2,887,190	$2,743,096
Exchangeable senior notes, net	$929,852	$933,203	$476,820	$492,912

The following table is a summary of our outstanding interest rate swap agreements as of September 30, 2026:

Interest Rate Swap	Notional Amount	Maturity Date of Related Swap Agreements	Weighted Average Interest Rate	Balance Sheet Location	Fair Value
	(In millions)				(In millions)
$750 million term loan	$450.0	March 1, 2028	4.17%	Prepaid expenses and other assets	$7.6
Hoboken	49.4	December 15, 2029	3.67%	Prepaid expenses and other assets	4.3
	$499.4				$11.9

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. For the three and nine months ended September 30, 2026, the value of our interest rate swaps increased $3.9 million and $9.3 million, respectively (including $0.6 million and $1.9 million, respectively, reclassified from other comprehensive income as a decrease to interest expense). A summary of our net financial assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$11,902	$—	$11,902	$—	$2,601	$—	$2,601
Three of our equity method investees have interest rate swaps which qualify for cash flow hedge accounting. For the three and nine months ended September 30, 2026, our share of the change in fair value of the related swaps included in "accumulated other comprehensive income" was $1.2 million and $2.1 million, respectively.

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or common shares, at our option. As of September 30, 2026, a total of 526,408 downREIT operating partnership units were outstanding which had a total fair value of approximately $57.0 million, which is calculated by multiplying the outstanding number of downREIT partnership units by our closing stock price on September 30, 2026.
On September 29, 2026, we acquired the approximately 10% noncontrolling interest in the partnership that owns our Fourth Street property for $1.8 million, bringing our ownership to 100%.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2026		2025
	Declared	Paid	Declared	Paid
Common shares	$3.420	$3.390	$3.330	$3.300
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016
5.00% Series C Cumulative Redeemable Preferred shares (1)	$0.938	$0.938	$0.938	$0.938
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

During the nine months ended September 30, 2026, we issued 493,374 common shares at a weighted average price per share of $123.92 for net cash proceeds of $60.3 million including paying $0.6 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $688.9 million in common shares under our ATM equity program as of September 30, 2026.
On April 10, 2025, we announced that our Board of Trustees had approved the repurchase of up to $300.0 million of our outstanding common shares. During the three and nine months ended September 30, 2026, we repurchased 591,113 common shares for $65.0 million (52,838 shares of which settled in October 2026), at a weighted average purchase price per share of $109.94. Common shares we repurchase are automatically retired and considered authorized, but unissued shares.

NOTE 8—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Grants of common shares, restricted stock units, and options	$4,037	$3,691	$12,364	$11,634
Capitalized share-based compensation	(217)	(242)	(673)	(721)
Share-based compensation expense	$3,820	$3,449	$11,691	$10,913

NOTE 9—EARNINGS PER SHARE AND UNIT
We have calculated earnings per share (“EPS”) and earnings per unit ("EPU") under the two-class method. The two-class method is an earnings allocation methodology whereby EPS and EPU for each class of common stock and partnership units, respectively, and participating securities is calculated according to dividends or distributions declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2026 and 2025, we had 0.3 million weighted average unvested shares and units outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS and EPU between common shares and units and unvested shares and units; the portion of earnings allocated to the unvested shares and units is reflected as “earnings allocated to unvested shares” or "earnings allocated to unvested units" in the reconciliations below.
The following potentially issuable shares were excluded from the diluted EPS and EPU calculations because their impact is anti-dilutive:
•exercise of 3,019 stock options for the three months ended September 30, 2025, and 1,190 stock options for the nine months ended September 30, 2026 and 2025,
•conversions of downREIT operating partnership units for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025,
•conversions of 5.417% Series 1 Cumulative Convertible Preferred Shares and units for both the three and nine months ended September 30, 2026 and 2025, and
•the issuance of 0.5 million shares and units issuable under common share forward sales agreements for the period they were outstanding during the nine months ended September 30, 2025.
Potentially issuable shares and units in exchange for the 3.50% Exchangeable Senior Notes due 2031 for the three and nine months ended September 30, 2026, and the 3.25% Exchangeable Senior Notes due 2029 for both the three and nine months ended September 30, 2026 and 2025, did not have a dilutive effect on the diluted EPS and EPU calculations.

Federal Realty Investment Trust Earnings per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
NUMERATOR
Net income	$68,985	$64,499	$318,608	$291,033
Less: Preferred share dividends	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,816)	(2,850)	(7,638)	(9,700)
Less: Earnings allocated to unvested shares	(345)	(324)	(1,062)	(964)
Net income available for common shareholders, basic	63,816	59,317	303,884	274,345
Add: Income attributable to downREIT operating partnership units	—	—	1,795	—
Net income available for common shareholders, diluted	$63,816	$59,317	$305,679	$274,345
DENOMINATOR
Weighted average common shares outstanding, basic	86,558	85,978	86,262	85,808
Effect of dilutive securities:
DownREIT operating partnership units	—	—	527	—
Weighted average common shares outstanding, diluted	86,558	85,978	86,789	85,808

EARNINGS PER COMMON SHARE, BASIC & DILUTED:
Net income available for common shareholders	$0.74	$0.69	$3.52	$3.20

Federal Realty OP LP Earnings per Unit

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per unit data)
NUMERATOR
Net income	$68,985	$64,499	$318,608	$291,033
Less: Preferred unit distributions	(2,008)	(2,008)	(6,024)	(6,024)
Less: Income from operations attributable to noncontrolling interests	(2,816)	(2,850)	(7,638)	(9,700)
Less: Earnings allocated to unvested units	(345)	(324)	(1,062)	(964)
Net income available for common unit holders, basic	$63,816	$59,317	$303,884	$274,345
Add: Income attributable to downREIT operating partnership units	—	—	1,795	—
Net income available for common unit holders, diluted	$63,816	$59,317	$305,679	$274,345
DENOMINATOR
Weighted average common units outstanding, basic	86,558	85,978	86,262	85,808
Effect of dilutive securities:
DownREIT operating partnership units	—	—	527	—
Weighted average common units outstanding, diluted	86,558	85,978	86,789	85,808

EARNINGS PER COMMON UNIT, BASIC & DILUTED:
Net income available for common unit holders	$0.74	$0.69	$3.52	$3.20

NOTE 10—SUBSEQUENT EVENTS
On October 1, 2026, we acquired the fee interest in The Summit, an 870,000 square foot retail shopping center in Birmingham, Alabama, for $508.0 million. The acquisition was funded on a short-term basis with cash on hand and our revolving credit facility.
During October 2026, we repurchased and retired an additional 278,635 common shares under our common share repurchase program for $29.7 million, at a weighted average purchase price per share of $106.44.

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
As of September 30, 2026, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 102 predominantly retail real estate projects comprising approximately 28.8 million commercial square feet. In total, the real estate projects were 96.5% leased and 93.8% occupied at September 30, 2026.
General Economic Conditions
Significant uncertainty continues within the macro-economic and political environment including elevated inflation and interest rates, geopolitical instability, changes in tariffs and their impact on trade and prices, increases or decreases in federal and state government spending, and potentially worsening economic conditions, which presents risks for our business and tenants. We continue to monitor and address risks related to the general state of the economy. We believe the actions we have taken to maintain a strong financial position and reinforce our liquidity will continue to mitigate the negative short-term impacts of the current environment. The extent of the future effects on our business, results of operations, cash flows, and growth strategies is highly uncertain and will ultimately depend on future developments, none of which can be predicted.
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
On April 17, 2026, we acquired the fee interest in an 88,000 square foot retail building and a parking garage, which will be operated as part of Kingstowne Towne Center, for $19.7 million. Approximately $2.2 million and $0.2 million of net assets acquired were allocated to other assets for "acquired lease costs" and "above market leases," respectively, and $2.8 million of net assets acquired were allocated to other liabilities for "below market leases."
During the nine months ended September 30, 2026, we sold a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, a building at our CocoWalk property, and our North Dartmouth property for a combined sales price of $227.1 million, resulting in a net gain of $113.3 million.
On October 1, 2026, we acquired the fee interest in The Summit, an 870,000 square foot retail shopping center in Birmingham, Alabama, for $508.0 million.
Debt Transactions
On February 19, 2026, we borrowed $250.0 million under the unsecured term loan agreement that we entered into on November 17, 2025. See Note 5 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details regarding this term loan.

During 2026, we repaid the following debt, at par:

	Payoff Amount	Repayment Date
	(In millions)
1.25% Senior Notes	$400.0	February 17, 2026
Two Hoboken mortgage loans	$2.1	March 2026
Six Hoboken mortgage loans	$10.5	July 1, 2026
Bell Gardens mortgage loan	$10.7	July 30, 2026
7.48% Debentures	$29.2	August 17, 2026
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
During the nine months ended September 30, 2026, the maximum amount of borrowings outstanding under our revolving credit facility was $699.5 million. The weighted average amount of borrowings outstanding was $298.6 million and the weighted average interest rate, before amortization of debt fees, was 4.4% for the nine months ended September 30, 2026. At September 30, 2026, our revolving credit facility had no balance outstanding.
Our revolving credit facility, unsecured term loans, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders' equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2026, we were in compliance with all default-related debt covenants.
Exchangeable Senior Notes Issuance
On August 11, 2026, our Operating Partnership issued $460.0 million aggregate principal amount of 3.50% Exchangeable Senior Notes due 2031 (the "2031 Notes") in a private placement. The 2031 Notes bear interest at an annual rate of 3.50%, payable semiannually in arrears on February 15th and August 15th of each year, beginning February 15, 2027. The 2031 Notes mature on August 15, 2031, unless earlier exchanged, purchased, or redeemed. Net proceeds after the initial purchaser's discount and offering costs were approximately $450.8 million. Interest expense, including $0.3 million of debt issuance cost amortization, was $2.5 million related to the 2031 Notes for the three and nine months ended September 30, 2026. Including the debt issuance cost amortization, the current effective interest rate on the 2031 Notes is approximately 4.0%. The unamortized debt issuance costs related to the 2031 Notes were $9.0 million at September 30, 2026.
A portion of the proceeds from the 2031 Notes was used to enter into privately negotiated capped call transactions with certain financial institutions. The capped call premium of $21.7 million is recorded in shareholders' equity for the Trust and capital for the Partnership. The capped call transactions cover, subject to customary adjustments, the number of our common shares that initially underlie the 2031 Notes, and are expected generally to reduce the potential dilution to our common shares upon exchange of any 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2031 Notes, with such reduction and/or offset subject to a cap.
See Note 4 to our consolidated financial statements for additional information, including the exchange, redemption, and capped call terms for the 2031 Notes.
Equity Transactions
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
During the nine months ended September 30, 2026, we issued 493,374 common shares under the ATM program at a weighted average price per share of $123.92 for net cash proceeds of $60.3 million including paying $0.6 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. We have the remaining capacity to issue up to $688.9 million in common shares under our ATM equity program as of September 30, 2026.

On April 10, 2025, we announced that our Board of Trustees had approved the repurchase of up to $300.0 million of our outstanding common shares. During the three and nine months ended September 30, 2026 and during October 2026, we have repurchased and retired a total of 869,748 common shares for $94.7 million, at a weighted average purchase price per share of $108.82. Common shares we repurchase are automatically retired and considered authorized, but unissued shares.
Recently Issued Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized certain external and internal costs related to both development and redevelopment activities of $128 million and $6 million, respectively, for the nine months ended September 30, 2026, and $121 million and $6 million for the nine months ended September 30, 2025. We capitalized external and internal costs related to other property improvements of $80 million and $4 million, respectively, for the nine months ended September 30, 2026, and $72 million and $4 million, respectively, for the nine months ended September 30, 2025. We capitalized external and internal costs related to leasing activities of $12 million and $4 million, respectively, for the nine months ended September 30, 2026, and $15 million and $3 million, respectively, for the nine months ended September 30, 2025. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $3 million, and $4 million, respectively, for the nine months ended September 30, 2026, and $6 million, $3 million, and $3 million, respectively, for the nine months ended September 30, 2025. Total capitalized costs were $234 million and $220 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Our comparable property growth is primarily driven by increases in rental rates on new leases and lease renewals, changes in portfolio occupancy, and the redevelopment of those assets. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and generally increase rental rates. We continue to experience strong demand for our commercial space as evidenced by the 2.6 million square feet of comparable space leasing we've completed in the last twelve months, and the 2.7% spread between our leased rate of 96.5% and our occupied rate of 93.8%. However, the effects of inflationary pressures and elevated interest rates continue to negatively impact our business with the largest impacts being higher interest costs, increased material costs, and higher operating costs. Additionally, significant impacts from tariffs or supply chain disruptions could also result in extended time frames and/or increased costs for completion of our projects and tenant build-outs, which could delay the commencement of rent payments under new leases. Similarly, if our tenants experience unexpected impacts of tariffs supporting their own products, staffing issues due to labor shortages, significant disruptions in supply chains, or are otherwise impacted by worsening economic conditions, their ability to pay rent may be adversely affected. We continue to monitor these macroeconomic developments and are working with our tenants and our vendors to limit the overall impact to our business.
We believe the locations and nature of our centers and diverse tenant base partially mitigate any potential negative changes in the economic environment. However, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers.

We continue to have several development projects in process being delivered as follows:
•Construction on Santana West includes an eight-story 369,000 square foot office building, which is expected to cost between $325 million and $335 million. All of the space is leased, of which 327,000 square feet is occupied.

•Construction of a 258-unit residential project at Santana Row, which is expected to cost between $140 million and $148 million.
•Throughout the portfolio, we currently have redevelopment projects underway with a projected total cost of approximately $321 million that we expect to stabilize over the next several years.

The above includes our best estimates based on information currently known, however, the completion of construction, final costs, and the timing of leasing and openings may be further impacted by the current environment including the duration and severity of the economic impacts of broader, as well as local, economic conditions, higher interest rates, inflation, tariffs, and higher operating costs.
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
At September 30, 2026, the leasable commercial square feet in our properties was 96.5% leased and 93.8% occupied. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant closings and bankruptcies.
Lease Rollovers
For the third quarter of 2026, we signed leases for a total of 590,000 square feet of retail space including 532,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis. New leases for comparable spaces were signed for 323,000 square feet, with an average rental increase of 20% on a cash basis. Renewals for comparable spaces were signed for 210,000 square feet at a 7% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $36.35 per square foot, of which $58.37 per square foot was for new leases and $2.44 per square foot was for renewals for the three months ended September 30, 2026.
For the nine months ended September 30, 2026, we signed leases for a total of 2,103,000 square feet of retail space including 2,001,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis. New leases for comparable spaces were signed for 941,000 square feet, with an average rental increase of 26% on a cash basis. Renewals for comparable spaces were signed for 1,059,000 square feet at a 6% average rental increase on a cash basis. Tenant improvements and incentives for comparable spaces were $27.88 per square foot, of which $57.38 per square foot was for new leases and $1.67 per square foot was for renewals for the nine months ended September 30, 2026.
The rental increases associated with comparable spaces generally include all leases signed for retail space in arm's-length transactions reflecting market leverage between landlords and tenants during the period, excluding leases at properties sold or under contract to be sold. The comparison between the rent for expiring leases and new leases is determined by including contractual rent on the expiring lease, including percentage rent considered to be part of base rent, and the comparable annual rent and in some instances, projections of percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit out) of a space as it relates to a specific lease. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements. Costs related to tenant improvements require judgment by management in determining what are costs specific to the tenant and not deferred maintenance on the space.
In the past four years, we have executed comparable space leases for 2.0 to 2.4 million square feet of retail space each year and expect the volume in 2026 will be at the high end or above these historical averages. Although we expect overall positive increases in annual rent for comparable spaces, changes in annual rent for any individual lease or combinations of individual leases reported in any particular period may be positive or negative and we can provide no assurance that the annual rents on comparable space leases will continue to increase at historical levels, if at all. A decline in current economic conditions could adversely impact our volume of leasing activity and the amount of rent we are able to charge to new or renewing tenants.
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
Comparable Properties
Throughout this section, we have provided certain information on a “comparable property” basis. Information provided on a comparable property basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties that are currently under development or are being repositioned for significant redevelopment and investment. For the three and nine months ended September 30, 2026, all or a portion of 96 properties and 94 properties, respectively, were considered comparable properties and seven properties were considered non-comparable properties. For the nine months ended September 30, 2026, three properties and two portions of properties were removed from comparable properties, as they were sold; all compared to the designations as of December 31, 2025. While there is judgment surrounding changes in designations, we typically move non-comparable properties to comparable properties once they have stabilized, which is typically considered 90% physical occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from comparable properties when the repositioning of the asset has commenced and has or is expected to have a significant impact on property operating income within the calendar year. Acquisitions are moved to comparable properties once we have owned the property for the entirety of comparable periods and the property is not under development or being repositioned for significant redevelopment and investment.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

			Change
	2026	2025	Dollars	%
	(Dollar amounts in thousands)
Rental income	$329,644	$313,183	$16,461	5.3%
Other property income	9,352	8,789	563	6.4%
Mortgage interest income	28	281	(253)	(90.0)%
Total property revenue	339,024	322,253	16,771	5.2%
Rental expenses	69,317	67,481	1,836	2.7%
Real estate taxes	39,811	38,178	1,633	4.3%
Total property expenses	109,128	105,659	3,469	3.3%
Property operating income (1)	229,896	216,594	13,302	6.1%
General and administrative expense	(13,254)	(11,649)	(1,605)	13.8%
Depreciation and amortization	(100,260)	(94,277)	(5,983)	6.3%
Gain on sale of real estate	473	—	473	100.0%
Operating income	116,855	110,668	6,187	5.6%
Other interest income	1,069	845	224	26.5%
Interest expense	(49,740)	(47,619)	(2,121)	4.5%
Income from partnerships	801	605	196	32.4%
Total other, net	(47,870)	(46,169)	(1,701)	3.7%
Net income	68,985	64,499	4,486	7.0%
Net income attributable to noncontrolling interests	(2,816)	(2,850)	34	(1.2)%
Net income attributable to the Trust	$66,169	$61,649	$4,520	7.3%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the three months ended September 30, 2026 and 2025 is as follows:

	2026	2025
	(In thousands)
Operating income	$116,855	$110,668
General and administrative	13,254	11,649
Depreciation and amortization	100,260	94,277
Gain on sale of real estate	(473)	—
Property operating income	$229,896	$216,594
Property Revenues
Total property revenue increased $16.8 million, or 5.2%, to $339.0 million in the three months ended September 30, 2026 compared to $322.3 million in the three months ended September 30, 2025. The percentage occupied at our shopping centers was 93.8% at both September 30, 2026 and 2025. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenue is due primarily to the following:
•an increase of $12.8 million from acquisitions,
•an increase of $6.4 million from comparable properties primarily related to higher rental rates of approximately $2.7 million, a $2.1 million increase in recoveries from tenants on higher occupancy and expenses, higher average occupancy of approximately $1.8 million, and a $1.1 million increase in parking income, partially offset by a $0.9 million decrease in lease termination fee income, and
•an increase of $5.6 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $7.6 million from property dispositions.
Property Expenses
Total property expenses increased $3.5 million, or 3.3%, to $109.1 million in the three months ended September 30, 2026 compared to $105.7 million in the three months ended September 30, 2025. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.8 million, or 2.7%, to $69.3 million in the three months ended September 30, 2026 compared to $67.5 million in the three months ended September 30, 2025. This increase is primarily due to the following:
•an increase of $2.6 million from acquisitions, and
•an increase of $1.4 million from non-comparable properties due primarily to openings at Santana West and the residential building at Bala Cynwyd on City Avenue, and partially offset by
•a decrease of $1.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 21.0% in the three months ended September 30, 2026 from 21.5% in the three months ended September 30, 2025.
Real Estate Taxes
Real estate tax expense increased $1.6 million, or 4.3%, to $39.8 million in the three months ended September 30, 2026 compared to $38.2 million in the three months ended September 30, 2025. This increase is primarily due to the following:
•an increase of $1.4 million from comparable properties due primarily to higher assessments, and
•an increase of $1.1 million from acquisitions,
partially offset by

•a decrease of $1.1 million from property dispositions.
Property Operating Income
Property operating income increased $13.3 million, or 6.1%, to $229.9 million in the three months ended September 30, 2026 compared to $216.6 million in the three months ended September 30, 2025. This increase is primarily driven by acquisitions, higher rental rates and average occupancy, and openings at Santana West and Pike & Rose Phase IV, partially offset by property dispositions.
Other Operating
General and Administrative Expense
General and administrative expense increased $1.6 million, or 13.8%, to $13.3 million in the three months ended September 30, 2026 compared to $11.6 million in the three months ended September 30, 2025. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $6.0 million, or 6.3%, to $100.3 million in the three months ended September 30, 2026 compared to $94.3 million in the three months ended September 30, 2025. This increase is due primarily to acquisitions and openings at Santana West and the residential building at Bala Cynwyd on City Avenue, partially offset by property dispositions.
Gain on Sale of Real Estate
The $0.5 million gain on sale of real estate for the three months ended September 30, 2026 is primarily due to the sale of our North Dartmouth property.
Operating Income
Operating income increased $6.2 million, or 5.6%, to $116.9 million in the three months ended September 30, 2026 compared to $110.7 million in the three months ended September 30, 2025. This increase is primarily driven by higher rental rates and average occupancy, acquisitions, and openings at Santana West, partially offset by property dispositions.
Other
Interest Expense
Interest expense increased $2.1 million, or 4.5%, to $49.7 million in the three months ended September 30, 2026 compared to $47.6 million in the three months ended September 30, 2025. This increase is due primarily to the following:
•an increase of $1.4 million due to higher weighted average borrowings, and
•an increase of $1.0 million due to a higher overall weighted average borrowing rate, partially offset by
•an increase of $0.2 million in capitalized interest.
Gross interest costs were $52.5 million and $50.2 million in the three months ended September 30, 2026 and 2025, respectively. Capitalized interest was $2.8 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

			Change
	2026	2025	Dollars	%
	(Dollar amounts in thousands)
Rental income	$988,198	$917,954	$70,244	7.7%
Other property income	27,039	24,143	2,896	12.0%
Mortgage interest income	577	833	(256)	(30.7)%
Total property revenue	1,015,814	942,930	72,884	7.7%
Rental expenses	208,505	196,894	11,611	5.9%
Real estate taxes	117,859	111,426	6,433	5.8%
Total property expenses	326,364	308,320	18,044	5.9%
Property operating income (1)	689,450	634,610	54,840	8.6%
General and administrative expense	(38,649)	(34,449)	(4,200)	12.2%
Depreciation and amortization	(300,100)	(270,464)	(29,636)	11.0%
Gain on sale of real estate	113,801	77,672	36,129	46.5%
New market tax credit transaction income	—	14,176	(14,176)	(100.0)%
Operating income	464,502	421,545	42,957	10.2%
Other interest income	2,672	2,493	179	7.2%
Interest expense	(148,864)	(134,692)	(14,172)	10.5%
Income from partnerships	298	1,687	(1,389)	(82.3)%
Total other, net	(145,894)	(130,512)	(15,382)	11.8%
Net income	318,608	291,033	27,575	9.5%
Net income attributable to noncontrolling interests	(7,638)	(9,700)	2,062	(21.3)%
Net income attributable to the Trust	$310,970	$281,333	$29,637	10.5%
(1)Property operating income is a non-GAAP measure that consists of total property revenue, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. The reconciliation of operating income to property operating income for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
	(In thousands)
Operating income	$464,502	$421,545
General and administrative	38,649	34,449
Depreciation and amortization	300,100	270,464
Gain on sale of real estate	(113,801)	(77,672)
New market tax credit transaction income	—	(14,176)
Property operating income	$689,450	$634,610

Property Revenues
Total property revenue increased $72.9 million, or 7.7%, to $1.0 billion in the nine months ended September 30, 2026 compared to $942.9 million in the nine months ended September 30, 2025. The percentage occupied at our shopping centers was 93.8% at both September 30, 2026 and 2025. Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent, and is net of collectibility related adjustments. Other property income includes revenue for our Pike & Rose hotel, parking income, and other incidental income from our properties. The increase in property revenues is due primarily to the following:
•an increase of $53.7 million from acquisitions,
•an increase of $26.4 million from comparable properties primarily related to higher rental rates of approximately $10.4 million, a $6.7 million increase in recoveries from tenants on higher occupancy and expenses, higher average occupancy of approximately $4.1 million, a $3.6 million increase in parking income, and a $2.8 million increase in lease termination fee income, and
•an increase of $17.7 million from non-comparable properties primarily driven by occupancy increases, partially offset by
•a decrease of $24.9 million from property dispositions.
Property Expenses
Total property expenses increased $18.0 million, or 5.9%, to $326.4 million in the nine months ended September 30, 2026 compared to $308.3 million in the nine months ended September 30, 2025. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $11.6 million, or 5.9%, to $208.5 million in the nine months ended September 30, 2026 compared to $196.9 million in the nine months ended September 30, 2025 due primarily to the following:
•an increase of $9.0 million from acquisitions,
•an increase of $5.2 million from non-comparable properties due primarily to occupancy increases, and
•an increase of $5.2 million from comparable properties due primarily to higher snow removal costs and higher utilities, partially offset by
•a decrease of $6.7 million from property dispositions.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income decreased to 21.1% in the nine months ended September 30, 2026 from 21.4% in the nine months ended September 30, 2025.
Real Estate Taxes
Real estate tax expense increased $6.4 million, or 5.8%, to $117.9 million in the nine months ended September 30, 2026 compared to $111.4 million in the nine months ended September 30, 2025 due primarily to the following:
•an increase of $5.7 million from acquisitions,
•an increase of $3.3 million from comparable properties due primarily to higher assessments, and
•an increase of $0.9 million from non-comparable properties due primarily to openings at Santana West, partially offset by
•a decrease of $3.6 million from property dispositions.
Property Operating Income
Property operating income increased $54.8 million, or 8.6%, to $689.5 million in the nine months ended September 30, 2026 compared to $634.6 million in the nine months ended September 30, 2025. This increase is primarily driven by acquisitions, higher rental rates and average occupancy, openings at Santana West and Pike & Rose Phase IV, and higher lease termination fee income, partially offset by property dispositions.
Other Operating
General and Administrative Expense
General and administrative expense increased $4.2 million, or 12.2%, to $38.6 million in the nine months ended September 30, 2026 compared to $34.4 million in the nine months ended September 30, 2025. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $29.6 million, or 11.0%, to $300.1 million in the nine months ended September 30, 2026 compared to $270.5 million in the nine months ended September 30, 2025. This increase is due primarily to acquisitions, openings at Santana West and our residential building at Bala Cynwyd on City Avenue, and our investment in comparable properties, partially offset by property dispositions.

Gain on Sale of Real Estate
The $113.8 million gain on sale of real estate for the nine months ended September 30, 2026 is primarily due to the sale of a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, a building at our CocoWalk property, and our North Dartmouth property.
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
Operating Income
Operating income increased $43.0 million, or 10.2%, to $464.5 million in the nine months ended September 30, 2026 compared to $421.5 million in the nine months ended September 30, 2025. This increase is primarily driven by higher gains on sale of real estate, higher rental rates and average occupancy, acquisitions, openings at Santana West, and higher lease termination fee income, partially offset by property dispositions, and income related to the sale of new market tax credits in 2025.
Other
Interest Expense
Interest expense increased $14.2 million, or 10.5%, to $148.9 million in the nine months ended September 30, 2026 compared to $134.7 million in the nine months ended September 30, 2025. This increase is due primarily to the following:
•an increase of $9.1 million due to higher weighted average borrowings,
•an increase of $3.1 million due to a higher overall weighted average borrowing rate, and
•a decrease of $2.0 million in capitalized interest.
Gross interest costs were $157.3 million and $145.1 million in the nine months ended September 30, 2026 and 2025, respectively. Capitalized interest was $8.4 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Income from partnerships
Income from partnerships decreased $1.4 million, or 82.3%, to $0.3 million in the nine months ended September 30, 2026 compared to $1.7 million in the nine months ended September 30, 2025. This decrease is primarily due to certain investments in partnerships that were written off during the period.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $2.1 million, or 21.3%, to $7.6 million in the nine months ended September 30, 2026 compared to $9.7 million in the nine months ended September 30, 2025. This decrease is primarily attributable to the new market tax credit transaction income in 2025.

Liquidity and Capital Resources
Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations which is largely paid to our common and preferred shareholders in the form of dividends because as a REIT, the Trust is generally required to make annual distributions to shareholders of at least 90% of our taxable income (cash dividends paid in the nine months ended September 30, 2026 were approximately $299.3 million). Remaining cash flow from operations after regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities) and dividend payments is used to fund recurring and non-recurring capital projects (such as tenant improvements and redevelopments). We maintain an unsecured $1.4 billion revolving credit facility to fund short-term cash flow needs and also look to the public and private debt and equity markets, joint venture relationships, and property dispositions to fund capital expenditures on a long-term basis.
During 2026, we sold properties for net sales proceeds of $222.5 million. On April 14, 2026, we amended and restated our revolving credit facility increasing the borrowing capacity from $1.25 billion to $1.4 billion, lowering the spread over SOFR from 77.5 basis points to 72.5 basis points based on our current credit rating, and extending the maturity date to April 12, 2030, plus two six-month extensions, at our option. In addition, we have an option to increase the credit facility through an accordion feature to $2.0 billion. On August 11, 2026, we issued $460.0 million aggregate principal amount of 3.50% exchangeable senior notes that mature on August 15, 2031. As of September 30, 2026, we have $890.7 million of debt maturing in the next twelve months, of which $200.0 million is the mortgage loan secured by Bethesda Row, for which we have a one-year extension option to extend the maturity date to December 28, 2027.
As of September 30, 2026, we had cash and cash equivalents of $109.7 million and no balance outstanding on our $1.4 billion revolving credit facility. We also have the capacity to issue up to $688.9 million in common shares under our ATM equity program.
For the nine months ended September 30, 2026, the weighted average amount of borrowings outstanding on our revolving credit facility was $298.6 million, and the weighted average interest rate, before amortization of debt fees, was 4.4%.
On October 1, 2026, we acquired The Summit, an 870,000 square foot retail shopping center in Birmingham, Alabama, for $508.0 million; the acquisition was funded on a short-term basis with cash on hand and our revolving credit facility. During October 2026, we repurchased and retired 331,473 common shares (52,838 shares of which consisted of settlements of repurchases effected in September 2026) under our common share repurchase program for $35.4 million.
Our overall capital requirements for the remainder of 2026 will depend on additional acquisition opportunities, the level and general timing of our redevelopment and development activities, and the overall economic environment. In addition, we currently have development and redevelopment projects in various stages of construction with remaining costs of $259 million. We expect to incur the majority of these costs in the next two years. We expect overall capital costs (excluding acquisitions) to be at levels consistent with 2025.
We believe cash flow from operations, the cash on our balance sheet, and our $1.4 billion revolving credit facility will allow us to continue to operate our business in the short-term. Given our ability to access the capital markets, we also expect debt or equity financing to be available to us, although newly issued debt would likely be at higher interest rates than the debt we are refinancing. We also have the ability to delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy. We expect these sources of liquidity and opportunities for operating flexibility to allow us to meet our financial obligations over the long term. We intend to operate with and to maintain our long-term commitment to a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings.
Summary of Cash Flows

	Nine Months Ended September 30,
	2026	2025	Change
	(In thousands)
Net cash provided by operating activities	$507,022	$477,531	$29,491
Net cash used in investing activities	(94,233)	(473,509)	379,276
Net cash used in financing activities	(397,823)	(11,781)	(386,042)
Increase (decrease) in cash, cash equivalents and restricted cash	14,966	(7,759)	22,725
Cash, cash equivalents, and restricted cash at beginning of year	117,706	135,443	(17,737)
Cash, cash equivalents, and restricted cash at end of period	$132,672	$127,684	$4,988

Net cash provided by operating activities increased $29.5 million to $507.0 million during the nine months ended September 30, 2026 from $477.5 million during the nine months ended September 30, 2025. The increase was primarily due to higher net income after adjusting for non-cash items and gain on sale of real estate, offset by the timing of collections related to year end recovery billings.
Net cash used in investing activities decreased $379.3 million to $94.2 million during the nine months ended September 30, 2026 from $473.5 million during the nine months ended September 30, 2025. The change was primarily attributable to:
•a $315.0 million decrease in acquisition of real estate, and
•an $81.4 million increase in net proceeds from the sale of real estate primarily due to $222.5 million of net proceeds from the sale of a residential building at our Santana Row property, our Barcroft Plaza property, our Courthouse Center property, a building at our CocoWalk property, and our North Dartmouth property during the nine months ended September 30, 2026, as compared to $141.2 million of net proceeds from the sale of a residential building at Santana Row, our Hollywood Boulevard property, and a portion of our White Marsh Other property during the nine months ended September 30, 2025, partially offset by
•a $20.8 million increase in capital expenditures.
Net cash used in financing activities increased $386.0 million to $397.8 million during the nine months ended September 30, 2026 from $11.8 million during the nine months ended September 30, 2025. The increase was primarily attributable to:
•$429.2 million from the February 2026 repayment of our $400.0 million 1.25% senior unsecured notes and the August 2026 repayment of our $29.2 million 7.48% debentures, both at maturity,
•$419.2 million related to our revolving credit facility due to $310.0 million of net repayments during the nine months ended September 30, 2026, as compared to $102.4 million of borrowings during the nine months ended September 30, 2025, as well as $6.8 million in costs related to the amendment and restatement of our revolving credit facility in April 2026 (see Note 4 of the consolidated financial statements for additional information),
•$59.2 million from the repurchase and retirement of 538,275 common shares during the nine months ended September 30, 2026 (see Note 7 to the consolidated financial statements for additional information),
•a $21.9 million increase in repayment of mortgages, finance leases, and notes payable primarily due to the mortgage loan repayments on eight of the buildings at our Hoboken property for $12.6 million and one of the buildings at our Bell Gardens property for $10.7 million during the nine months ended September 30, 2026, as compared to the $1.2 million repayment on one of the buildings at our Hoboken property during the nine months ended September 30, 2025,
•a $21.7 million premium paid for the capped call transactions entered into in connection with the issuance of $460.0 million 3.50% exchangeable senior notes in August 2026, and
•a $9.2 million increase in dividends paid to common and preferred shareholders due to an increase to the common share dividend rate and an increase in the number of outstanding shares, partially offset by
•$451.0 million in net proceeds from the issuance of $460.0 million 3.50% exchangeable senior notes in August 2026,
•a $104.9 million increase in net proceeds from our unsecured term loan from $250.0 million in borrowings under our unsecured term loan in 2026 that we entered into during November 2025, as compared to $145.0 million in net proceeds from our unsecured term loan in 2025,
•a $7.5 million decrease in distributions to and redemptions of noncontrolling interests primarily related to the redemption of 77,983 downREIT operating partnership units for $7.0 million during the nine months ended September 30, 2025, and
•a $6.0 million increase in net proceeds from the issuance of common shares under our ATM program.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2026:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2026	Stated Interest Rate as of September 30, 2026	Maturity Date
	(Dollars in thousands)
Mortgages payable
Bethesda Row (1)	200,000	$200,000	SOFR + 0.95%	December 28, 2026
Plaza El Segundo	125,000	125,000	3.83%	June 5, 2027
The Grove at Shrewsbury (East)	43,600	43,600	3.77%	September 1, 2027
Azalea (2)(3)	55,000	55,000	SOFR + 0.85%	October 30, 2028
Brook 35	11,500	11,500	4.65%	July 1, 2029
Hoboken (24 Buildings) (4)	56,450	49,357	SOFR + 1.95%	December 15, 2029
Various Hoboken (4 Buildings)	Acquired	10,452	4.88% to 5.76%	Various through 2029
Chelsea	Acquired	2,679	5.36%	January 15, 2031
Subtotal		497,588
Net unamortized debt issuance costs and discount		(894)
Total mortgages payable, net		496,694

Notes payable
$750 million term loan (2)(5)(7)	750,000	750,000	SOFR + 0.85%	March 20, 2028
Revolving credit facility (2)(5)	(6)	—	SOFR + 0.725%	April 12, 2030
$250 million term loan (2)(5)	250,000	250,000	SOFR + 0.85%	January 31, 2031
Various	1,615	1,055	Various	Various through 2059
Subtotal		1,001,055
Net unamortized debt issuance costs		(3,934)
Total notes payable, net		997,121

Senior notes and debentures (5)
Unsecured fixed rate
3.25% notes	475,000	475,000	3.25%	July 15, 2027
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
5.375% notes	350,000	350,000	5.375%	May 1, 2028
3.25% exchangeable notes	485,000	485,000	3.25%	January 15, 2029
3.20% notes	400,000	400,000	3.20%	June 15, 2029
3.50% notes	400,000	400,000	3.50%	June 1, 2030
3.50% exchangeable notes	460,000	460,000	3.50%	August 15, 2031
4.50% notes	550,000	550,000	4.50%	December 1, 2044
3.625% notes	250,000	250,000	3.625%	August 1, 2046
Subtotal		3,410,000
Net unamortized debt issuance costs and premium		(20,231)
Total senior notes and debentures, net		3,389,769

Total debt, net		$4,883,584
_____________________
(1)We have one one-year extension, at our option, to extend the maturity date of this mortgage loan to December 28, 2027.
(2)Our Azalea mortgage loan, revolving credit facility SOFR loans, and our unsecured term loans bear interest at Daily Simple SOFR, as defined in the respective credit agreements, plus a spread, based on our current credit rating.
(3)The Operating Partnership is a co-borrower on this mortgage loan. Additionally, we have two one-year extensions, at our option, to extend the maturity date of this mortgage loan to October 30, 2030.
(4)The interest rate on this mortgage loan is fixed at 3.67% through two interest rate swap agreements.
(5)The Operating Partnership is the named obligor under our revolving credit facility, term loans, senior notes and debentures. A wholly owned subsidiary of the Operating Partnership is also a co-obligor of the $750.0 million term loan.
(6)The maximum amount drawn under our revolving credit facility during the three and nine months ended September 30, 2026 was $346.8 million and $699.5 million, respectively, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees during the three and nine months ended September 30, 2026, was 4.3% and 4.4%, respectively.
(7)The interest rate on $450.0 million of our $750.0 million term loan is fixed at a weighted average interest rate of 4.17% through March 1, 2028 through interest rate swap agreements.
Our revolving credit facility, unsecured term loans, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2026, we were in compliance with all financial and other covenants related to our revolving credit facility, unsecured term loans, and senior notes. Additionally, we were in compliance with all of the financial and other covenants that could trigger a loan default on our mortgage loans. If we were to breach any of these financial and other covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2026:

	Unsecured		Secured		Total
	(In thousands)
2026	$18		$200,618	(1)	$200,636
2027	515,037		178,282		693,319
2028	1,100,000	(2)	57,511	(3)	1,157,511
2029	885,000		60,434		945,434
2030	400,000	(4)	684		400,684
Thereafter	1,511,000		59		1,511,059
	$4,411,055		$497,588		$4,908,643	(5)
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
(4)Our $1.4 billion revolving credit facility matures on April 12, 2030, plus two six-month extensions at our option to April 12, 2031. As of September 30, 2026, there was no balance outstanding under our revolving credit facility.
(5)The total debt maturities differ from the total reported on the consolidated balance sheets due to the unamortized net debt issuance costs and premium/discount on mortgage loans, notes payable, and senior notes as of September 30, 2026.
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
As of September 30, 2026, we have interest rate swap agreements that effectively fix the rate on the following debt instruments:

Debt	Notional Amount of Related Swap Agreements	Weighted Average Fixed Rate	Maturity Date of Related Swap Agreements
	(In millions)
Consolidated Debt
$750 million term loan	$450.0	4.17%	March 1, 2028
Hoboken mortgage loan	$49.4	3.67%	December 15, 2029
Unconsolidated Debt
Assembly Row Hotel	$37.3	6.11%	May 30, 2028
Chandler Festival	$51.0	4.93%	October 4, 2030
Chandler Gateway	$22.3	4.93%	October 4, 2030
All swaps were designated and qualify as cash flow hedges. Hedge ineffectiveness has not impacted earnings as of September 30, 2026.
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
The reconciliation of net income to Nareit FFO and Core FFO available to common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Reconciliation of net income to Nareit FFO available to common shareholders
Net income	$68,985	$64,499	$318,608	$291,033
Net income attributable to noncontrolling interests	(2,816)	(2,850)	(7,638)	(9,700)
Gain on sale of real estate	(473)	—	(113,801)	(77,672)
Depreciation and amortization of real estate assets	86,499	81,155	257,808	236,251
Amortization of initial direct costs of leases	12,628	12,029	38,888	30,464
Funds from operations	164,823	154,833	493,865	470,376
Dividends on preferred shares (1)	(1,875)	(1,875)	(5,625)	(5,625)
Income attributable to downREIT operating partnership units	610	596	1,801	1,868
Income attributable to unvested shares	(563)	(509)	(1,698)	(1,558)
Nareit FFO	$162,995	$153,045	$488,343	$465,061
Weighted average number of common shares, diluted (1)(2)	87,178	86,599	86,883	86,463

Nareit FFO, per diluted share (2)	$1.87	$1.77	$5.62	$5.38

Reconciliation of Nareit FFO to Core FFO
Nareit FFO	$162,995	$153,045	$488,343	$465,061
Adjustments:
New market tax credit transaction income, net	—	—	—	(13,004)
Collection of prior period rents deferred during COVID	—	(73)	—	(209)
Core FFO	$162,995	$152,972	$488,343	$451,848

Core FFO per diluted share (2)	$1.87	$1.77	$5.62	$5.23
_____________________
(1)For the three and nine months ended September 30, 2026 and 2025, dividends on our Series 1 preferred stock were not deducted in the calculation of FFO available to common shareholders, as the related shares were dilutive and included in "weighted average number of common shares, diluted."
(2)The weighted average common shares used to compute Nareit and Core FFO per diluted common share includes downREIT operating partnership units that were excluded from the computation of diluted EPS for both the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2025. Conversion of these operating partnership units is dilutive in the computation of Nareit and Core FFO per diluted share for all periods presented.

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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2059) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2026, we had $4.1 billion of fixed-rate debt outstanding, including $450.0 million of our $750.0 million unsecured term loan and $49.4 million of mortgage payables for which the rate is effectively fixed by interest rate swap agreements. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2026 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $127.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2026 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $141.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our outstanding variable rate debt. At September 30, 2026, we had $805.0 million of variable rate debt outstanding, comprised of $550.0 million of our unsecured term loans, no balance outstanding on our revolving credit facility, our $200.0 million mortgage loan at Bethesda Row, and our $55.0 million mortgage loan at Azalea. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase approximately $8.1 million with a corresponding decrease in our net income and cash flows for the year. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $8.1 million with a corresponding increase in our net income and cash flows for the year.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures (Federal Realty Investment Trust)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Trust's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in the Trust's reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Trust’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Trust's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.
Controls and Procedures (Federal Realty OP LP)
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Operating Partnership's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to the Operating Partnership’s management including its principal executive and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting during the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments in any of our legal proceedings since the disclosure contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 10, 2025, we announced that our Board of Trustees had approved a common share repurchase program, under which we are authorized to purchase up to $300.0 million of our outstanding common shares of beneficial interest, $0.01 par value per share, from time to time using a variety of methods, including open market, privately negotiated transactions or otherwise. The specific timing and amount of common share repurchases, if any, will depend on a number of factors, including prevailing share prices, trading volume and general market conditions, along with our working capital requirements, cash flow, and other factors. The program does not have an expiration date, does not require us to repurchase any dollar amount or number of common shares and may be suspended or discontinued at any time. The following table represents the number and average price of shares purchased during the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares That May Yet be Purchased Under the Plan or Program
July 1, 2026 - July 31, 2026	—	$—	—	$300,000,000
August 1, 2026 - August 31, 2026	—	—	—	300,000,000
September 1, 2026 - September 30, 2026	591,113	109.94	591,113	235,011,844
Total	591,113	$109.94	591,113
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

10.1
Registration Rights Agreement dated August 11, 2026, by and among the Operating Partnership, the Trust, and the representatives of the initial purchasers named therein (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K filed on August 11, 2026 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

31.3	Rule 13a-14(a) Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

31.4	Rule 13a-14(a) Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer - Federal Realty Investment Trust (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer - Federal Realty Investment Trust (filed herewith)

32.3	Section 1350 Certification of Chief Executive Officer - Federal Realty OP LP (filed herewith)

32.4	Section 1350 Certification of Chief Financial Officer - Federal Realty OP LP (filed herewith)

101	The following materials from Federal Realty Investment Trust and Federal Realty OP LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statements of Shareholders’ Equity, (4) the Consolidated Statements of Capital, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 30, 2026	/s/ Donald C. Wood
Donald C. Wood,
Chief Executive Officer and Trustee
(Principal Executive Officer)

FEDERAL REALTY INVESTMENT TRUST
FEDERAL REALTY OP LP

October 30, 2026	/s/ Daniel Guglielmone
Daniel Guglielmone,
Executive Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)